Form 10-K
period 2016-01-31
NVIDIA CORP
filed 2016-03-17
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 24, 2015 was approximately $9.92 billion (based on the closing sales price of the registrant's common stock as reported by the NASDAQ Global Select Market on July 24, 2015). This calculation excludes 28 million shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant's outstanding common stock that have represented to the registrant that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.

The number of shares of common stock outstanding as of March 11, 2016 was 542 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

© 2016 NVIDIA Corporation. All rights reserved. NVIDIA, the NVIDIA logo, GeForce, Quadro, Tegra, Tesla, CUDA, GeForce Experience, ICERA, Iray, Maxwell, NVIDIA DesignWorks, NVIDIA DIGITS, NVIDIA DRIVE, NVIDIA GameWorks, NVIDIA GeForce NOW, NVIDIA GRID, NVIDIA SHIELD and Pascal are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and other countries. Other company and product names may be trademarks of the respective companies with which they are associated.

PART I

ITEM 1. BUSINESS

Our Company

NVIDIA is the world leader in visual computing. It enables us to open up new avenues of exploration, facilitate creativity and discovery, and power breakthroughs in new areas like artificial intelligence, virtual reality and autonomous cars.

Beginning as a PC graphics chip company, NVIDIA has transformed into a specialized platform company that targets four large markets - Gaming, Professional Visualization, Datacenter and Automotive - where visual computing is essential and valued. We are focused on delivering value through PC, mobile and cloud architectures. Our vertical integration enables us to bring together hardware, system software, programmable algorithms, systems and services to create unique value for the markets we serve.

Innovation is at our core. We have invested $12 billion in research and development since our inception, yielding some 7,300 patent assets, including inventions essential to modern computing. The GPU introduced the world to the power of programmable graphics. Our invention of CUDA has enabled the GPU’s parallel processing capabilities to be harnessed to accelerate general purpose computing. And our invention of the virtualized GPU has put the power of parallel processing into the cloud, accessible from virtually any connected device, anywhere.

Gamers choose NVIDIA GPUs to enjoy immersive fantasy worlds, which will increasingly be experienced in virtual reality. Professional designers use them to create visual effects in movies and design products ranging from soft drink bottles to commercial aircraft. Researchers use them to accelerate a wide range of important applications, from simulations of viruses to the revolution in deep learning, which has broad applications ranging from analyzing scientific data to facilitating everyday tasks.

Our GPU product brands are aimed at specialized markets including GeForce for gamers; Quadro for designers; Tesla for researchers and analysts focused on artificial intelligence, deep learning and big-data; and GRID for cloud-based visual computing users. We also integrate our GPUs into powerful mobile system-on-a-chip (SOC) processors, which drive supercomputing capabilities for tablets and online gaming and entertainment devices, as well as autonomous robots, drones and cars. Our Tegra brand integrates an entire computer onto a single chip, incorporating GPUs and multi-core CPUs with audio, video and input/output capabilities.

Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

Our Businesses

Our two reportable segments - GPU and Tegra Processor - are based on a single underlying architecture. From our proprietary processors, we have created platforms that address four large markets where our visual computing expertise is critical: Gaming, Professional Visualization, Datacenter, and Automotive.

Businesses		NVIDIA Visual Computing Platforms and Brands

GPU	∙	GeForce for PC gaming
	∙	Quadro for design professionals working in computer-aided design, video editing, special effects and other creative applications
	∙	Tesla for deep learning and accelerated computing, leveraging the parallel computing capabilities of GPUs for general purpose computing
	∙	GRID to provide the power of NVIDIA graphics through the cloud and datacenters

Tegra Processor	∙	Tegra processors are primarily designed to enable our branded platforms - DRIVE and SHIELD. Tegra is also sold to OEMs for devices where graphics and overall performance is of great importance
	∙	DRIVE automotive computers that provide supercomputing capabilities to make driving safer and more enjoyable
	∙	SHIELD includes a family of devices designed to harness the power of mobile-cloud to revolutionize gaming

Our Markets

We specialize in markets in which visual computing and accelerated computing platforms are important. These platforms incorporate hardware, systems software, programmable algorithms, systems and services to deliver value that is unique in the marketplace.

Gaming

Computer gaming is one of the largest entertainment industries. Helping to propel it are the launch of new gaming titles, the rise of eSports - competitive online gaming - and the new realm of virtual reality.

Our GPUs enhance the gaming experience by improving the visual quality of graphics, increasing the frame rate for smoother gameplay and improving realism by replicating the behavior of light and physical objects. These can be enjoyed independently or together to extend the gaming experience across platforms.

Our gaming platforms utilize sophisticated 3D software and algorithms - including our GameWorks investment in real-time graphics and simulation. These enable us to deliver realism and immersion, even when playing games remotely from the cloud. We further enhance gaming with GeForce Experience, our gaming application that optimizes the PC user’s settings for each title and enables players to record and share their victories. It has been downloaded by more than 70 million users.

Our products for the gaming market include GeForce GTX GPUs for PC gaming, the SHIELD family of tablet and portable devices for mobile gaming, GRID for cloud-based streaming on gaming devices, and development services for gaming platforms.

Professional Visualization

We serve the Professional Visualization market by working closely with independent software vendors to optimize their offerings for NVIDIA GPUs. Our visual computing solutions enhance productivity for critical parts of the workflow for such major industries as automotive, media and entertainment, oil and gas, and medical imaging - where our GPUs improve productivity and introduce new capabilities.

For designers who build the products we use every day, it is critical that what they see digitally mirrors reality. This requires simulating the physical behavior of light and materials, or physically-based rendering, an emerging trend in professional design. Our Iray and DesignWorks software delivers this to designers. They enable an architect designing a building with a computer-aided design package to interact with the model in real time, view the model in greater detail, and generate photorealistic renderings for the client. And they enable an automotive designer to create a highly realistic 3D image of a car, which can be viewed from all angles, reducing reliance on creating costly, time-consuming full-scale clay models.

Just as virtual reality is becoming more important in gaming, there is a growing number of enterprise applications - within medicine, architecture, product design and retailing - that we are helping to enable for virtual experiences. Virtual car showrooms, surgical training, and bringing historical scenes to life are early examples of this technology deployed.

Visual computing is vital to productivity in many environments, including:

•	Design and Manufacturing - including computer-aided design, architectural design, consumer-products manufacturing, medical instrumentation and aerospace

•	Digital Content Creation - including professional video editing and post production, special effects for films and broadcast-television graphics

•
Enterprise Graphics Virtualization - including enterprises that virtualize their IT infrastructure using software from companies such as VMware, Inc. and Citrix Systems, Inc., which are significantly improved by NVIDIA GRID hardware and software

Our brand for this market is Quadro for workstations. Quadro GPUs enhance the productivity of designers by improving performance and adding functionality, such as photorealistic rendering, high color fidelity and advanced scalable display capabilities.

Datacenter

The NVIDIA Tesla accelerated computing platform greatly increases the performance and power efficiency of high-performance computers and datacenter systems by applying the parallel-processing of GPUs and enabling software to solve general-purpose computing problems. Tesla-based servers and supercomputers increase the speed of applications used in such fields as aerospace, bio-science research, mechanical and fluid simulations, energy exploration, deep learning, computational finance and data analytics.

Accelerated computing is recognized as the path forward for high performance computing amid the slowing of Moore’s Law - which postulates the doubling of transistors every 18-24 months. The proportion of supercomputers utilizing accelerators has grown sharply over the past five years, now accounting for one-fifth of the systems on the Top 500 list and one-third of the list’s total floating-point operations per second. Tesla GPU accelerators power the fastest supercomputers in the United States, Japan and Europe. They will also drive the U.S. Energy Department’s next generation of supercomputers at Oak Ridge and Lawrence Livermore National Laboratories.

Tesla has had a significant impact on scientific discovery, including improving heart surgery, HIV research and mapping human genome folds. Tesla GPUs and our cuDNN software have been broadly adopted for deep learning, a new computing method for enabling artificial intelligence. Deep learning enables computers to learn for themselves and perform tasks, like recognizing images, text and speech - in some cases better than humans. Leading web-services companies are using GPUs to improve consumer cloud services. The use of deep learning is growing rapidly in many industries, automating such tasks as reading medical imaging, surveying coral on the sea bottom and robotically thinning lettuce harvests to maximize crop yields.

We also serve the Datacenter market with GRID for virtualized graphics. GRID makes it possible to run graphics-intensive applications remotely on a server in the datacenter, instead of locally on a PC or workstation. Applications include accelerating virtual desktop infrastructures and delivering graphics-intensive applications from the cloud.

Automotive

The automotive technology market has grown tremendously as the car itself is becoming a powerful computer. Cars will feature a multitude of devices, driven by sophisticated software algorithms. These devices will be designed to ensure our safety and the safety of those around us, enhance our comfort and enjoyment, and search and navigate. They will use the tools of deep learning to sense their environment, ultimately driving themselves.

Our products are in more than 10 million cars on the road today, powering infotainment, navigation and virtual cockpit systems from a broad range of automakers.

To enable autonomous driving, NVIDIA delivers an end-to-end solution - consisting of NVIDIA DIGITS and DRIVE PX - for both training a deep neural network, as well as deploying the output of that network in a car. DIGITS is a tool for developing, training and visualizing deep neural networks that can run on any NVIDIA GPU-based system. The trained neural net model runs within the car on NVIDIA DRIVE PX 2, an artificial intelligence platform that can utilize many configurations offering processing power greater than 150 Macbook Pro notebooks.

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

Protecting our intellectual property, and using it to enter into license and development contracts. We believe our intellectual property portfolio is a valuable asset that can be monetized by licensing our technology to customers and partners that desire to build such capabilities directly into their own products. Such license and development arrangements can further enhance the reach of our graphics and mobile technology.

Enabling visual computing platforms in key focus areas. We believe that we are well-positioned to use our expertise in visual and parallel computing to make contributions in four key markets where our visual computing expertise is valued:

-Gaming: Our strategy is to use advanced graphics technologies to create a range of gaming platforms, stretching across PCs, mobile devices and the cloud.
-Professional Visualization: Our strategy is to serve as our customers' most trusted graphics partner, working closely with independent software vendors to optimize their offerings for NVIDIA GPUs.
-Datacenter: Our strategy is to serve growing demand for deep learning, big-data analytics and scientific computing.
-Automotive: Our strategy is to utilize Tegra’s visual computing capabilities to augment the driving experience, as well as leverage our significant supercomputing capabilities to accelerate autonomous driving.
Sales and Marketing

Our worldwide sales and marketing strategy is key to achieving our objective of providing markets with our high-performance and efficient GPUs and mobile SOC products. Our sales and marketing teams, located across our global markets, work closely with each industry's respective original equipment manufacturers, or OEMs, original device manufacturers, or ODMs, system builders, motherboard manufacturers, add-in board manufacturers, or AIBs, retailers/distributors and industry trendsetters, collectively referred to as our Channel, to define product features, performance, price and timing of new products. Members of our sales team have a high level of technical expertise and product and industry knowledge to support the competitive and complex design win process. We also employ a highly skilled team of application engineers to assist our Channel in designing, testing and qualifying system designs that incorporate our products. We believe that the depth and quality of our design support are keys to improving our Channel's time-to-market, maintaining a high level of customer satisfaction within our Channel and fostering relationships that encourage our customers and partners to use the next generation of our products.

As a result of our Channel strategy, a small number of our customers represent the majority of our revenue. Sales to ASUSTeK Computer Inc., accounted for 11% of our total revenue for fiscal year 2016.

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

As NVIDIA’s business has evolved from gaming to broader areas and from chips to platforms, so, too, have our avenues to market. SHIELD products, such as our gaming tablet and Android TV device, are sold through e-tail channels and through some of the world’s largest retailers.

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

Manufacturing

We do not directly manufacture semiconductor wafers used for our products. Instead, we utilize what is known as a fabless manufacturing strategy for all of our product-line operating segments whereby we employ world-class suppliers for all phases of the manufacturing process, including wafer fabrication, assembly, testing and packaging. This strategy uses the expertise of industry-leading suppliers that are certified by the International Organization for Standardization in such areas as fabrication, assembly, quality control and assurance, reliability and testing. In addition, this strategy allows us to avoid many of the significant costs and risks associated with owning and operating manufacturing operations. While we directly procure certain raw materials used in the production of our products, such as substrates and a variety of components, our suppliers are responsible for procurement of the majority of the raw materials used in the production of our products. As a result, we can focus our resources on product design, additional quality assurance, marketing and customer support.

We utilize industry-leading suppliers, such as Taiwan Semiconductor Manufacturing Company Limited and Samsung Electronics Co. Ltd, to produce our semiconductor wafers. We then utilize independent subcontractors, such as Advanced Semiconductor Engineering, Inc., BYD Auto Co. Ltd., Hon Hai Precision Industry Co., Ltd., JSI Logistics Ltd., King Yuan Electronics Co., Ltd. and Siliconware Precision Industries Company Ltd. to perform assembly, testing and packaging of most of our products and platforms. We purchase substrates from IbidenCo., Ltd., Nanya Technology Corporation, and Unimicron Technology Corporation.

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

Working Capital

We focus considerable attention on managing our inventories and other working-capital-related items. We manage inventories by communicating with our customers and partners and then using our industry experience to forecast demand on a product-by-product basis. We then place manufacturing orders for our products that are based on forecasted demand. The quantity of products actually purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers' requirements and in manufacturing availability. We generally maintain substantial inventories of our products because the semiconductor industry is characterized by short lead time orders and quick delivery schedules. A substantial amount of our inventories are maintained as semi-finished products that can be leveraged across a wide range of our processors to balance our customer demands.

Our existing cash and marketable securities balances increased by 9% to $5.04 billion at the end of fiscal year 2016 compared with the end of fiscal year 2015. We believe that these balances and our anticipated cash flows from operations will be sufficient to meet our operating, acquisition, capital expenditure and intended capital return to shareholders needs for at least the next twelve months.

Research and Development

We believe that the continued introduction of new and enhanced products designed to deliver leading visual computing technology is essential to our future success. Our research and development strategy is to focus on concurrently developing multiple generations of GPUs and Tegra Processors, including GPUs for high-performance computing, and Tegra SOCs for SHIELD and other mobile products using independent design teams. Our research and development efforts include software engineering, hardware engineering, very large scale integration design engineering, process engineering, architecture and algorithms.

A critical component of our product development effort is our partnerships with industry leaders. We invest significant resources in the development of relationships with industry leaders, often assisting these companies in the product definition of their new products. We believe that forming these relationships and utilizing next-generation development tools to design, simulate and verify our products will help us remain at the forefront of visual computing and develop products that utilize leading-edge technology on a rapid basis. We believe in leveraging our significant research and development depth and scale to create differentiated products.

As of January 31, 2016, we had 6,566 full-time employees engaged in research and development. During fiscal years 2016, 2015 and 2014, we incurred research and development expense of $1.33 billion, $1.36 billion and $1.34 billion, respectively.

Competition

The market for our products is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and partners and distribution channels, software support, conformity to industry standard Application Programming Interfaces, manufacturing capabilities, processor pricing and total system costs. We believe that our ability to remain competitive will depend on how well we are able to anticipate the features and functions that customers and partners will demand and whether we are able to deliver consistent volumes of our products at acceptable levels of quality and at competitive prices. We expect competition to increase from both existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products. In addition, it is possible that new competitors or alliances among competitors could emerge and acquire significant market share.

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

•
suppliers of SOC products that are embedded into automobiles and smart devices such as televisions, monitors, set-top boxes, gaming devices and automobiles, such as Ambarella, Inc., AMD, Apple, Inc., Avago Technologies Ltd., Intel, Marvell Technology Group Ltd., Mediatek, Mobileye N.V., Qualcomm Incorporated, Renesas Electronics Corporation, Samsung, ST Microelectronics, and Texas Instruments Incorporated; and

•	licensors of graphics technologies, such as ARM Holdings plc, or ARM, and Imagination Technologies Group plc.

Patents and Proprietary Rights

We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property in the United States and internationally. Our currently issued patents have expiration dates from April 2016 to December 2034. We have numerous patents issued, allowed and pending in the United States and in foreign jurisdictions. Our patents and pending patent applications primarily relate to our products and the technology used in connection with our products. We also rely on international treaties, organizations and foreign laws to protect our intellectual property. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as the laws of the United States. This decreased protection makes the possibility of piracy of our technology and products more likely. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as:

•the location in which our products are manufactured;

•our strategic technology or product directions in different countries;

•the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions; and

•the commercial significance of our operations and our competitors' operations in particular countries and regions.

We have also licensed technology from third parties for incorporation in some of our products and for defensive reasons, and expect to continue to enter into such license agreements.

Employees

As of January 31, 2016, we had 9,227 employees, 6,566 of whom were engaged in research and development and 2,661 of whom were engaged in sales, marketing, operations and administrative positions.

Environmental Regulatory Compliance

To date, we have not incurred significant expenses related to environmental regulatory compliance matters.

Financial Information by Reporting Segment and Geographic Data

The information included in Note 16 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, including financial information by reportable segment and revenue and long-lived assets by geographic region, is hereby incorporated by reference. For additional detail regarding the risks attendant to our foreign operations see “Item 1A. Risk Factors - Risks Related to Our Business, Industry and Partners - We are subject to risks and uncertainties associated with international operations which may harm our business.”

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers, their ages and positions as of March 11, 2016:

Name	Age	Position
Jen-Hsun Huang	53	President, Chief Executive Officer and Director
Colette M. Kress	48	Executive Vice President and Chief Financial Officer
Ajay K. Puri	61	Executive Vice President, Worldwide Field Operations
David M. Shannon	60	Executive Vice President, Chief Administrative Officer and Secretary
Debora Shoquist	61	Executive Vice President, Operations

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

Debora Shoquist joined NVIDIA in 2007 as Senior Vice President of Operations and in 2009 became Executive Vice President of Operations. Her role has since expanded with responsibility added for Facilities in 2013, and for Information Technology in 2015. Prior to NVIDIA, Ms. Shoquist served from 2004 to 2007 as Executive Vice President of Operations at JDS Uniphase Corp., a provider of communications test and measurement solutions and optical products for the telecommunications industry. She served from 2002 to 2004 as Senior Vice President and General Manager of the Electro-Optics business at Coherent, Inc., a manufacturer of commercial and scientific laser equipment. Previously, she worked at Quantum Corp., a data protection company, as President of the Personal Computer Hard Disk Drive Division, and at Hewlett-Packard Corp. Ms. Shoquist holds a B.S. degree in Electrical Engineering from Kansas State University and a B.S. degree in Biology from Santa Clara University.

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

NVIDIA-branded products and services are visual computing platforms that address four large markets: Gaming, Professional Visualization, Datacenter, and Automotive. Our products, services and technologies are designed to meet the evolving needs of these markets; however, these markets remain extremely competitive, and we expect competition to intensify as current competitors expand their product and/or service offerings, industry standards continue to evolve and new competitors enter these markets. Our success depends to a significant extent on our ability to identify and develop new products, services and technologies, and enhancements to our existing products, services and technologies, in a timely and cost-effective manner and to achieve consumer and market acceptance of them.

If we are unable to successfully compete in our target markets, including in significant international markets such as China, demand for our products, services and technologies could decrease which would cause our revenue to decline and our financial results to suffer. In addition, if we fail to anticipate the changing needs of our target markets and emerging technology trends, our business will be harmed.

Our competitors’ products, services and technologies may be less costly, or may offer superior functionality or different features than ours. In addition, many of our competitors operate and maintain their own fabrication facilities and have longer operating histories, greater name recognition, larger customer bases, and greater financial, sales, marketing and distribution resources than we do. These competitors may be able to more effectively identify and capitalize upon opportunities in new markets and end user customer trends, quickly transition their semiconductor products to increasingly smaller line width geometries and obtain sufficient foundry capacity and packaging materials, which could harm our business.

If we fail to successfully execute our transitions to new business models and markets, our results of operations could suffer.

In connection with our diversification into new business models, we have transformed into a specialized platform company, targeting markets where visual computing is essential and valued. Our business strategy is dependent on creating products and services that anticipate customer requirements and emerging industry trends. We cannot assure you that our new strategic direction will result in innovative products and technologies that provide value to our customers and partners. We also devote significant resources to the development of technologies and business offerings in markets where our operating history is less extensive, such as the automotive market. These new offerings and markets may require a considerable investment of technical, financial, compliance, sales and marketing resources. If demand for products and services from these growth markets is below our expectations or if we are not able to improve the cost or operational efficiencies of these new business models, we may not realize benefits from our strategy. Alternatively, we may not be able to effectively implement our strategy, or adapt that strategy as market conditions evolve, in a timely manner to exploit potential market opportunities or meet competitive challenges. If we are unable to successfully establish new offerings in light of the competitive environment, our results of operations could suffer.

If we do not replace our Intel licensing revenues, our financial results may be adversely affected.

In January 2011, we entered into a patent cross licensing agreement under which Intel agreed to pay us an aggregate of $1.50 billion over six years. The final $200 million payment under this agreement was received in January 2016. We will be recognizing revenue under this agreement through the first quarter of fiscal year 2018. If we do not enter into new licensing agreements or if the Intel agreement is not offset by other growth in income our financial results may be adversely affected.

If our products fail to achieve expected manufacturing yields, our financial results could be adversely impacted and our reputation with our customers and partners may be harmed.

Manufacturing yields for our products are a function of product design, which is developed largely by us, and process technology, which typically is proprietary to the foundry. Low yields may result from either product design or process technology failure. We do not know whether a yield problem will exist until our design is actually manufactured by the foundry. As a result, yield problems may not be identified until well into the manufacturing process and require us and the foundry to cooperate to resolve the problem. Because of our potentially limited access to wafer foundry capacity, any decrease in manufacturing yields could result in higher manufacturing costs and require us to allocate our available product supply among our customers and partners. Lower than expected yields could harm customer or partner relationships, our reputation and our financial results.

If our products contain significant defects, we could incur significant expenses to remediate such defects, our reputation could be damaged and we could lose market share.

Our products are complex and may contain defects or experience failures or unsatisfactory performance due to any number of issues in design, fabrication, packaging, materials and/or use within a system. Our products are used by a variety of industries, including the automotive industry. Failure of our products to perform to specifications, or other product defects, could lead to substantial damage to the products we sell directly to customers, the end product in which our device has been integrated by OEMs, ODMs, AIBs and Tier 1 automotive suppliers, and to the user of such end product. Any such defect may cause us to incur significant warranty, support and repair or replacement costs, cause us to lose market share, and divert the attention of our engineering personnel from our product development efforts to find and correct the issue. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins and harm our relationships with customers and partners and consumers’ perceptions of our brand. Also, we may be required to reimburse our customers, partners or consumers, including costs to repair or replace products in the field. A product recall, particularly an automotive recall, or a significant number of product returns could be expensive, damage our reputation, result in the shifting of business to our competitors and result in litigation against us such as product liability suits. If a product liability claim is brought against us, the cost of defending the claim could be significant and would divert the efforts of our technical and management personnel, and harm our business. Further, our business liability insurance may be inadequate or future coverage may be unavailable on acceptable terms, which could adversely impact our financial results.

System security and data protection breaches, as well as cyber-attacks, could disrupt our operations, reduce our expected revenue and increase our expenses, which could adversely affect our stock price and damage our reputation.

Security breaches, computer malware and cyber-attacks have become more prevalent and sophisticated in recent years. These attacks have occurred on our systems in the past and may occur in the future. Experienced computer programmers, hackers and employees may be able to penetrate our security controls and misappropriate or compromise our confidential information, or that of our employees or third parties. These attacks may create system disruptions or cause shutdowns. These hackers may also develop and deploy viruses, worms and other malicious software programs that attack or otherwise exploit security vulnerabilities in our products, including consumer and automotive products, where we utilize over-the-air updates to improve functionality over time. For portions of our IT infrastructure, including business management and communication software products, we rely on products and services provided by third parties. These providers may also experience breaches and attacks to their products which may impact our systems. Data security breaches may also result from non-technical means, such as actions by an employee with access to our systems.

Actual or perceived breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our partners, our customers or third parties could expose the parties affected to a risk of loss or misuse of this information, resulting in litigation and potential liability, damage to our brand and reputation or other harm to our business. Our efforts to prevent and overcome these challenges could increase our expenses and may not be successful. We may experience interruptions, delays, cessation of service and loss of existing or potential customers. Such disruptions could adversely impact our ability to fulfill orders and interrupt other critical functions. Delayed sales, lower margins or lost customers as a result of these disruptions could adversely affect our financial results, stock price and reputation.

We depend on third parties and their technology to manufacture, assemble, test and/or package our products, which reduces our control over product quantity and quality, development, enhancement and product delivery schedule and could harm our business.

We do not manufacture the silicon wafers used for our GPUs and Tegra processors and do not own or operate a wafer fabrication facility. Instead, we are dependent on industry-leading foundries, such as Taiwan Semiconductor Manufacturing Company Limited and Samsung Electronics Co. Ltd., to manufacture our semiconductor wafers using their fabrication equipment and techniques. Similarly, we do not assemble, test or package our products, but instead rely on independent subcontractors, such as Advanced Semiconductor Engineering, Inc., BYD Auto Co., Ltd., Hon Hai Precision Industry Co., Ltd., JSI Logistics, Ltd., King Yuan Electronics Co. and Siliconware Precision Industries Co. Ltd. We do not have long-term commitment contracts with these foundries or subcontractors. As a result, we face several significant risks which could have an adverse effect on our ability to meet customer demand and/or negatively impact our business operations, gross margin, revenue and/or financial results, including:

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

•
delays in product shipments, shortages, a decrease in product quality and/or higher expenses in the event our subcontractors or foundries prioritize our competitors’ orders over our orders or otherwise.

We also rely on third-party software development tools to assist us in the design, simulation and verification of new products or product enhancements, and to bring such new products and enhancements to market in a timely manner. In the past, we have experienced delays in the introduction of products and enhancements as a result of the inability of then available software development tools to fully simulate the complex features and functionalities of our products. The design requirements necessary to meet consumer demands for more features and greater functionality from our products may exceed the capabilities of available software development tools. If we miss design cycles or lose design wins due to the unavailability of such software development tools, we could lose market share and our revenues could decline.

If we fail to achieve design wins for our products, our business will be harmed.

For our products that we do not sell directly to consumers, achieving design wins is an important success factor. Our OEM, ODM, and AIB and motherboard manufacturers' customers typically introduce new system configurations as often as twice per year, typically based on spring and fall design cycles or in connection with trade shows. If OEMs, ODMs, and AIB and motherboard manufacturers do not include our products in their systems, they will typically not use our products in their systems until at least the next design configuration. In order to achieve design wins, we must:

•anticipate the features and functionality that customers and consumers will demand;

•	incorporate those features and functionalities into products that meet the exacting design requirements of our customers; and
•price our products competitively.

Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers. Further, if our products are not in compliance with prevailing industry standards, our customers may not incorporate our products into their design strategies.

Business disruptions could harm our business, lead to a decline in revenues and increase our costs.

Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics and other natural or man-made disasters, catastrophic events or climate change. The occurrence of any of these disruptions could harm our business and result in significant losses, a decline in revenue and an increase in our costs and expenses. Any of these business disruptions could require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in Asia, near major earthquake faults known for seismic activity. In addition, a majority of our principal IT datacenters are located in California, making our operations vulnerable to natural disasters or other business disruptions occurring in this geographical area. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including Taiwan, China and Korea. Our operations could be harmed if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, high heat events or water shortages, information technology system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our third-party foundries and other suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown. In the event of a major earthquake or other disaster or catastrophic event, our revenue could decline and our business may be harmed.

We receive a significant amount of our revenue from a limited number of customers and our revenue could decline if we lose any of these customers.

We receive a significant amount of our revenue from a limited number of customers. Revenue from significant customers, those representing 10% or more of total revenue, was 11% of our total revenue from one customer in both fiscal year 2016 and 2015 and 21% of our total revenue from two customers in fiscal year 2014. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our GPUs and Tegra processors. In the future, these customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns in some other way, particularly because:

•	most of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty;

•	our customers may develop their own solutions;

•	our customers may purchase products from our competitors; or

•	our customers may discontinue sales or lose market share in the markets for which they purchase our products.

The loss of any of our large customers or a significant reduction in purchases by them would likely harm our financial condition and results of operations, and any difficulties in collecting accounts receivable could harm our operating results and financial condition.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of certain of our customers to make required payments and obtain credit insurance over the purchasing credit extended to these customers. In the future, we may have to record additional provisions or write-offs and/or defer revenue on certain sales transactions, which could negatively impact our financial results, and we may not be able to acquire credit insurance on the credit we extend to these customers or in amounts that we deem sufficient.

Our gross margin depends on a number of factors and changes in any of these factors could adversely affect our gross margin.

Our gross margin for any period depends on a number of factors, including the mix of our products sold, average selling prices, introduction of new products and services, process node transitions, product transitions, sales discounts, pricing actions by our competitors, the cost of product components and the yield of wafers produced by the foundries that manufacture our products. We are focused on improving our gross margin and if we are not able to control or estimate the impact of the above factors or other factors we do not foresee, our gross margins may be negatively impacted. In addition, gross margins for our Tegra processors are lower than our overall corporate gross margins. If Tegra processors comprise a higher percentage of our future revenue, or if we continue to enter into new business areas with comparatively lower margins, our overall gross margins may decline.

If we fail to estimate customer demand properly, our financial results could be harmed.

We manufacture our GPUs and Tegra processors based on estimates of customer demand. In order to have shorter shipment lead times and quicker delivery schedules for our customers, we may build inventories for anticipated periods of growth which do not occur, or may build inventory anticipating demand for a product that does not materialize. In estimating demand, we make multiple assumptions, any of which may prove to be incorrect. Situations that may result in excess or obsolete inventory include:

•changes in business and economic conditions, including downturns in our target markets and/or overall economy;
•changes in consumer confidence caused by changes in market conditions, including changes in the credit market;
•a sudden and significant decrease in demand for our products;
•a higher incidence of inventory obsolescence because of rapidly changing technology or customer requirements;
•our introduction of new products resulting in lower demand for older products;
•less demand than expected for newly-introduced products; or
•increased competition, including competitive pricing actions.

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

We conduct our business worldwide and we have offices in various countries outside of the United States. Our semiconductor wafers are manufactured, assembled, tested and packaged by third parties located outside of the United States and Other Americas. We also generate a significant portion of our revenue from sales to customers outside the United States and Other Americas. Revenue from sales to customers outside of the United States and Other Americas accounted for 79% of total revenue for fiscal year 2016 and 75% of total revenue for both fiscal year 2015 and 2014. The global nature of our business subjects us to a number of risks and uncertainties, including:

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

We have in the past acquired and invested in, and intend to continue to acquire and invest in, other businesses that offer products, services and technologies that we believe will help expand or enhance our existing products and business. Any of the following risks associated with past or future acquisitions or investments could impair our ability to grow our business, develop new products or sell our products, and ultimately could have a negative impact on our growth or our financial results:

•	difficulty in combining the technology, products, operations or workforce of the acquired business with our business;

•	diversion of capital and other resources, including management's attention;

•	assumption of liabilities;

•	incurring amortization expenses, impairment charges to goodwill or write-downs of acquired assets;

•	potential failure of our due diligence processes to identify significant issues with product quality, architecture and development, or legal and financial contingencies, among other things; and

•	impairment of relationships with, or loss of our or our target’s, employees, vendors and customers, as a result of our acquisition or investment.

Risks Related to Regulatory, Legal, Our Common Stock and Other Matters

Actions to adequately protect our intellectual property rights could result in substantial costs to us and our ability to compete could be harmed if we are unsuccessful in doing so or if we are prohibited from making or selling our products.

We have in the past, currently are, and may in the future become involved in lawsuits or other legal proceedings alleging patent infringement or other intellectual property rights violations by us, our employees or parties that we have agreed to indemnify for certain claims of infringement. An unfavorable ruling in any such intellectual property related litigation could include significant damages, invalidation of a patent or family of patents, indemnification of customers, payment of lost profits, or, when it has been sought, injunctive relief.

We may commence litigation or other legal proceedings in order to protect our intellectual property rights. Such proceedings may increase our operating expenses, which could negatively impact our operating results. Further, we could be subject to countersuits as a result of our initiation of litigation. If infringement claims are made against us or our products are found to infringe a third party’s patent or intellectual property, we or one of our indemnitees may have to seek a license to the third party’s patent or other intellectual property rights. However, we may not be able to obtain licenses at all or on terms acceptable to us particularly from our competitors. If we or one of our indemnitees is unable to obtain a license from a third party for technology that we use or that is used in one of our products, we could be subject to substantial liabilities or have to suspend or discontinue the manufacture and sale of one or more of our products. We may also have to make royalty or other payments, or cross license our technology. If these arrangements are not concluded on commercially reasonable terms, our business could be negatively impacted. Furthermore, the indemnification of a customer or other indemnitee may increase our operating expenses which could negatively impact our operating results.

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

Factors that could affect our results of operations in the future include:

•	demand and market acceptance for our products and services and/or our customers’ products;

•	the successful development and volume production of our next-generation products;

•	our inability to adjust spending to offset revenue shortfalls due to the multi-year development cycle for some of our products and services;

•	new product and service announcements or product and service introductions by our competitors;

•	our introduction of new products in accordance with OEMs’ design requirements and design cycles;

•	changes in the timing of product orders due to unexpected delays in the introduction of our customers’ products;

•	the level of growth or decline of the PC industry in general;

•	seasonal fluctuations associated with the PC and consumer products market;

•	contraction in automotive and consumer end-market demand due to adverse regional or worldwide economic conditions;

•	slower than expected growth of demand for new technologies;

•	fluctuations in the availability of manufacturing capacity or manufacturing yields;

•	our ability to reduce the manufacturing costs of our products;

•	competitive pressures resulting in lower than expected average selling prices;

•	product rates of return in excess of that forecasted or expected due to quality issues;

•	rescheduling or cancellation of customer orders;

•	the loss of a significant customer;

•	substantial disruption in the operations of our foundries or other third-party subcontractors, as a result of a natural disaster, equipment failure, terrorism or other causes;

•	supply constraints for and changes in the cost of the other components incorporated into our customers’ products, including memory devices;

•	costs associated with the repair and replacement of defective products;

•	unexpected inventory write-downs or write-offs;

•	legal and other costs related to defending intellectual property and other types of lawsuits;

•	availability of software and technology licenses at commercially reasonable terms for the continued sale or development of new products;

•	customer bad debt write-offs;

•	changes in our effective tax rate as a result of changes in the mix of earnings in countries with differing statutory tax rates, applicable tax laws or interpretations of tax laws;

•	any unanticipated costs associated with environmental liabilities;

•	unexpected costs related to our ownership of real property;

•	costs to comply with new government regulations and regulatory enforcement actions;

•	costs to maintain effective internal control over financial reporting;

•	changes in financial accounting standards or interpretations of existing standards; and

•	general macroeconomic events and factors affecting the overall semiconductor industry and our target markets.

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

Privacy concerns relating to our products and services could damage our reputation and deter current and potential users from using our products and services.

Our products and services may provide us with access to sensitive, confidential or personal data or information that is subject to privacy and security laws and regulations. Concerns about our practices with regard to the collection, use, retention, security or disclosure of personal information or other privacy-related matters, even if unfounded, could damage our reputation and adversely affect our operating results.

Worldwide regulatory authorities are considering various legislative proposals concerning data protection. In addition, the interpretation and application of consumer and data protection laws in the United States, Europe and elsewhere are often uncertain and fluid, and may be interpreted and applied in a manner that is inconsistent with our data practices. If so, we may be ordered to change our data practices and/or be fined. Complying with these changing laws could cause us to incur substantial costs, which could have an adverse effect on our business and results of operations.

We are subject to risks associated with development and construction of our headquarters building under an operating lease financing arrangement.

In fiscal year 2016, we began to construct a new headquarters building in Santa Clara, California, which is currently targeted for completion in the fourth quarter of fiscal year 2018. We may encounter unanticipated occurrences or conditions during construction that may increase the expense of the project. We may also encounter unanticipated delays in the construction of the new building and final city approval for occupancy may be delayed. We are financing this construction under an operating lease arrangement described below. Delays and cost overruns during construction could result in a default under the operating lease financing arrangement which could result in liabilities and expenses and could harm our business, prospects, financial condition and results of operations.

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

Additionally, our obligation to make payments related to the 1.00% Notes when converted or due could impact our cash balance and limit our ability to use our cash for our capital return program and our other liquidity needs, including working capital, capital expenditures, acquisitions, investments and other general corporate purposes.

The exercise of warrants associated with our 1.00% Notes would dilute the ownership interest of our existing shareholders.

The warrants issued concurrently with our 1.00% Notes will be deemed to be automatically exercised on certain dates between March 2019 and June 2019, unless the warrant holder notifies us otherwise. Any issuance by us of shares upon exercise of the warrants will dilute the ownership interest of our existing shareholders. Any sales in the public market by the warrant holder of our common stock upon exercise of the warrants could adversely affect prevailing market prices of our common stock.

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

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested shareholder for a period of three years after the person becomes an interested shareholder, even if a change of control would be beneficial to our existing shareholders. In addition, our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire a majority of our outstanding voting stock. These provisions include the following:

•the ability of our Board of Directors to create and issue preferred stock without prior shareholder approval;
•the prohibition of shareholder action by written consent;
•advance notice requirements for director nominations and shareholder proposals;
•the ability of our Board of Directors to increase or decrease the number of directors without shareholder approval;
•a super-majority voting requirement to amend some provisions in our certificate of incorporation and bylaws;
•the inability of our shareholders to call special meetings of shareholders; and
•the ability of our Board of Directors to make, amend or repeal our bylaws.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our headquarters complex is located in Santa Clara, California. It includes eight leased commercial buildings totaling 896,565 square feet and real property that we own, which consists of six commercial buildings on 36 acres of land. During fiscal year 2016, we began to construct a new headquarters building in Santa Clara, California, which is currently targeted for completion in the fourth quarter of fiscal year 2018. In addition, we also lease datacenter space in Santa Clara.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol NVDA. Public trading of our common stock began on January 22, 1999. Prior to that, there was no public market for our common stock. As of March 11, 2016, we had approximately 342 registered shareholders, not including those shares held in street or nominee name. The following table sets forth for the periods indicated the high and low sales price for our common stock as quoted on the NASDAQ Global Select Market:

	High	Low
Fiscal year ending January 29, 2017
First Quarter (through March 11, 2016)	$33.06	$24.75
Fiscal year ended January 31, 2016
Fourth Quarter	$33.94	$26.45
Third Quarter	$28.78	$19.09
Second Quarter	$22.88	$19.16
First Quarter	$23.61	$18.94
Fiscal year ended January 26, 2015
Fourth Quarter	$21.25	$18.27
Third Quarter	$20.15	$16.77
Second Quarter	$19.73	$17.71
First Quarter	$19.46	$15.32

Dividend Policy

On May 7, 2015, we increased our quarterly cash dividend from $0.085 per share to $0.0975 per share, or $0.39 on an annual basis. On November 5, 2015, we again increased our quarterly cash dividend to $0.115 per share, or $0.46 on an annual basis. In fiscal years 2016 and 2015, we paid $213 million and $186 million, respectively, in cash dividends to our common shareholders.

Our cash dividend program and the payment of future cash dividends under the program are subject to continued capital availability and our Board of Directors' continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders and are in compliance with all laws and agreements of NVIDIA applicable to the declaration and payment of cash dividends. In fiscal year 2016, based upon our earnings and profits, 100% of our dividend payments were considered to be a return of capital for U.S. federal income tax purposes. It is possible that a portion of our dividend payments in future fiscal years may be considered a return of capital for U.S. federal income tax purposes.

Issuer Purchases of Equity Securities

Beginning August 2004, our Board of Directors authorized us, subject to certain specifications, to repurchase shares of our common stock. In May 2015, the Board extended the previously authorized repurchase program through December 2018 and authorized an additional $1.62 billion under the repurchase program.

Through January 31, 2016, we have repurchased an aggregate of 231 million shares under our share repurchase program for a total cost of $3.85 billion. As of January 31, 2016, we are authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $1.47 billion through December 2018. We intend to return approximately $1.00 billion to shareholders in fiscal year 2017 in the form of share repurchases and cash dividends.

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
The following table presents details of our share repurchase transactions during the three fiscal months ended January 31, 2016 (in millions, except shares and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 26, 2015 - November 22, 2015	3,047,106	$44.30	3,047,106	$1,465
November 23, 2015 - December 27, 2015	—	$—	—	$1,465
December 28, 2015 - January 31, 2016	1,205,682	$—	1,205,682	$1,465
Total	4,252,788	$31.74	4,252,788

(1)
In November 2015, we entered into an accelerated share repurchase agreement, or ASR, with an investment bank, under which we made an upfront payment of $135 million to purchase shares of our common stock. We received an initial delivery of 3,047,106 shares in November 2015 at an average price per share of $44.30, which is based solely on the result of dividing the $135 million we had paid towards the ASR by such 3,047,106 shares. In January 2016, at the time of settlement of the ASR, we received an additional 1,205,682 shares without any further cash payment. The total number of shares repurchased under this ASR was 4,252,788 shares, and thus the average price we ultimately paid per share under the ASR was $31.74. Please refer to Note 14 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion regarding the accelerated share repurchase program.

In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of awards of restricted stock units, or RSUs, and performance stock units that are based on our corporate financial performance targets, or PSUs, under our equity incentive program. During fiscal year 2016, we withheld approximately 3 million shares at a total cost of $66 million through net share settlements. Please refer to Note 2 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion regarding our equity incentive plans.

Stock Performance Graphs
The following graph compares the cumulative total shareholder return for our common stock, the S&P 500 Index and the S&P Semiconductors Index for the five years ended January 31, 2016. The graph assumes that $100 was invested on January 30, 2011 in our common stock and in each of the S&P 500 Index and the S&P Semiconductors Index. Total return assumes reinvestment of dividends in each of the indices indicated. Total return is based on historical results and is not intended to indicate future performance.

*$100 invested on 1/30/11 in stock and in indices, including reinvestment of dividends.
The S&P 500 index and S&P Semiconductor Select Industry index are proprietary to and are calculated, distributed and marketed by S&P Opco, LLC (a subsidiary of S&P Dow Jones Indices LLC), its affiliates and/or its licensors and has been licensed for use. S&P® and S&P 500®, among other famous marks, are registered trademarks of Standard & Poor’s Financial Services LLC, and Dow Jones® is a registered trademark of Dow Jones Trademark Holdings LLC. © 2016 S&P Dow Jones Indices LLC, its affiliates and/or its licensors. All rights reserved.

	1/30/2011	1/29/2012	1/27/2013	1/26/2014	1/25/2015	1/31/2016
NVIDIA Corporation	$100.00	$62.75	$52.55	$67.11	$90.21	$127.99
S&P 500	$100.00	$104.22	$121.71	$147.89	$168.93	$167.81
S&P Semiconductors	$100.00	$102.04	$91.20	$113.44	$144.77	$139.35

The following graph compares the cumulative total shareholder return for our common stock, the S&P 500 Index and the S&P Semiconductors Index for the ten years ended January 31, 2016. The graph assumes that $100 was invested on January 29, 2006 in our common stock and in each of the S&P 500 Index and the S&P Semiconductors Index. Total return assumes reinvestment of dividends in each of the indices indicated. Total return is based on historical results and is not intended to indicate future performance.

*$100 invested on 1/29/06 in stock or in indices, including reinvestment of dividends.
The S&P 500 index and S&P Semiconductor Select Industry index are proprietary to and are calculated, distributed and marketed by S&P Opco, LLC (a subsidiary of S&P Dow Jones Indices LLC), its affiliates and/or its licensors and has been licensed for use. S&P® and S&P 500®, among other famous marks, are registered trademarks of Standard & Poor’s Financial Services LLC, and Dow Jones® is a registered trademark of Dow Jones Trademark Holdings LLC. © 2016 S&P Dow Jones Indices LLC, its affiliates and/or its licensors. All rights reserved.

	1/29/2006	1/28/2007	1/27/2008	1/25/2009	1/31/2010	1/30/2011	1/29/2012	1/27/2013	1/26/2014	1/25/2015	1/31/2016
NVIDIA Corporation	$100.00	$136.09	$161.84	$50.01	$99.83	$154.12	$96.71	$80.98	$103.43	$139.04	$197.25
S&P 500	$100.00	$114.51	$111.87	$68.65	$91.41	$111.68	$116.39	$135.92	$165.17	$188.66	$187.41
S&P Semiconductors	$100.00	$93.20	$87.12	$48.31	$72.37	$92.93	$94.82	$84.75	$105.42	$134.53	$129.50

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Consolidated Statements of Operations data for the fiscal years ended January 31, 2016, January 25, 2015 and January 26, 2014 and the Consolidated Balance Sheets data as of January 31, 2016 and January 25, 2015 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Part IV, Item 15 in this Annual Report on Form 10-K. We operate on a 52- or a 53-week year, ending on the last Sunday in January. Fiscal year 2016 was a 53-week year, and fiscal years 2015 and 2014 were 52-week years.

	Year Ended
	January 31, 2016 (A)	January 25, 2015	January 26, 2014	January 27, 2013	January 29, 2012
	(In millions, except per share data)
Consolidated Statement of Operations Data:
Revenue	$5,010	$4,682	$4,130	$4,280	$3,998
Income from operations	$747	$759	$496	$648	$648
Net income	$614	$631	$440	$563	$581
Net income per share:
Basic	$1.13	$1.14	$0.75	$0.91	$0.96
Diluted	$1.08	$1.12	$0.74	$0.90	$0.94
Weighted average shares used in per share computation:
Basic	543	552	588	619	604
Diluted	569	563	595	625	616

	Year Ended
	January 31, 2016 (B, C)	January 25, 2015 (B)	January 26, 2014 (B,C)	January 27, 2013 (B)	January 29, 2012 (D)
	(In millions, except per share data)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$5,037	$4,623	$4,672	$3,728	$3,130
Total assets	$7,370	$7,201	$7,251	$6,412	$5,553
Convertible short-term debt	$1,413	$—	$—	$—	$—
Convertible long-term debt	$—	$1,384	$1,356	$—	$—
Capital lease obligations, less current portion	$10	$14	$18	$19	$21
Convertible debt conversion obligation	$87	$—	$—	$—	$—
Total shareholders’ equity	$4,469	$4,418	$4,456	$4,828	$4,146
Cash dividends declared and paid per common share	$0.3950	$0.3400	$0.3100	$0.0750	$—

(A)
In May 2015, we announced our intention to wind down or sell our Icera modem operations. We were unable to identify a viable buyer with genuine interest and, as a result, we began the wind-down of Icera modem operations in the second quarter of fiscal year 2016. Our income from operations for fiscal year 2016 included $131 million of restructuring and other charges, and our net income for fiscal year 2016 included $86 million of restructuring and other charges, net of tax.

(B)
On November 8, 2012, we initiated a quarterly dividend payment of $0.075 per share, or $0.30 per share on an annual basis. On November 7, 2013, we increased the quarterly cash dividend to $0.085 per share, or $0.34 per share on an annual basis. On May 7, 2015, we increased the quarterly cash dividend to $0.0975 per share, or $0.39 per share on an annual basis. On November 5, 2015, we increased the quarterly cash dividend to $0.115 per share, or $0.46 per share on an annual basis.

(C)
On December 2, 2013, we issued 1.00% Convertible Senior Notes due 2018 in the aggregate principal amount of $1.50 billion. As of January 31, 2016, the Notes became convertible at the holders’ option beginning February 1, 2016 and ending May 1, 2016. As such, $1.41 billion of the carrying value of the Notes was reclassified from long-term debt to short-term debt and $87 million was reclassified from shareholders’ equity to convertible debt conversion obligation in our Consolidated Balance Sheet as of January 31, 2016.

(D)
On June 10, 2011, we completed the acquisition of Icera, Inc. for total cash consideration of $352 million, and recorded goodwill of $271 million. On May 5, 2015, we announced our intent to wind down our Icera modem operations. Please refer to Note 17 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.

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

Overview

Our Company and Our Businesses

NVIDIA is the world leader in visual computing. NVIDIA has transformed into a specialized platform company that targets four large markets - Gaming, Professional Visualization, Datacenter and Automotive - where visual computing is essential and valued.

Our two reportable segments - GPU and Tegra Processor - are based on a single underlying graphics architecture. From our proprietary processors, we have created platforms that address the four large markets where our visual computing expertise is critically important. We are focused on delivering value through PC, mobile and cloud architectures. Our vertical integration enables us to bring together hardware, system software, programmable algorithms, systems and services to create unique value for the markets we serve.

Our GPU product brands are aimed at specialized markets including GeForce for gamers; Quadro for designers; Tesla for researchers and analysts focused on artificial intelligence, deep learning and big-data; and GRID for cloud-based visual computing users. We also integrate our GPUs into powerful mobile system-on-a-chip (SOC) processors, which drive supercomputing capabilities for tablets and online gaming and entertainment devices, as well as autonomous robots, drones and cars. Our Tegra brand integrates an entire computer onto a single chip, incorporating GPUs and multi-core CPUs with audio, video and input/output capabilities.

Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

Recent Developments, Future Objectives and Challenges

Fiscal Year 2016 Summary

	Year Ended
	January 31, 2016	January 25, 2015	Change
	(In millions, except per share data)
Revenue	$5,010	$4,682	up 7%
Gross margin	56.1%	55.5%	up 60 bps
Operating expenses	$2,064	$1,840	up 12%
Income from operations	$747	$759	down 2%
Net income	$614	$631	down 3%
Net income per diluted share	$1.08	$1.12	down 4%

Revenue grew 7% in fiscal year 2016 to a record $5.01 billion. GPU revenue was $4.19 billion, up 9% from the previous year, reflecting growth in GeForce GPUs for gaming and Tesla products for datacenter. Tegra Processor revenue was $559 million, down 3% from the previous year, reflecting a decline in Tegra products for OEMs, partially offset by an increase in Tegra products for automotive and development services. License revenue from our patent license agreement with Intel remained flat at $264 million for fiscal year 2016.

Gross margin for fiscal year 2016 was a record 56.1%, up 60 basis points from the previous year, led by the strength in GPU business revenue partially offset by lower Tegra Processor business gross margins.

Operating expenses for fiscal year 2016 were $2.06 billion, up from $1.84 billion in the previous year. Income from operations for fiscal year 2016 was $747 million, down from $759 million in the previous year. However, these amounts for fiscal year 2016 included $131 million in restructuring and other charges for the wind-down of our Icera modem operations and $70 million in legal fees associated with our litigation against Samsung and Qualcomm.

Net income for fiscal year 2016 was $614 million and net income per diluted share was $1.08, down from $631 million and $1.12, respectively, in the previous year. These decreases were driven by our legal fees and our restructuring and other charges, partially offset by revenue and gross margin growth.

We returned $800 million to shareholders in fiscal year 2016 through share repurchases and quarterly cash dividends, and we intend to return approximately $1.00 billion to shareholders in fiscal year 2017.

Cash, cash equivalents and marketable securities were $5.04 billion as of January 31, 2016, up from $4.62 billion as of January 25, 2015, and cash flow from operating activities was $1.18 billion for fiscal year 2016, up from $906 million in the previous year.

GPU Business

During fiscal year 2016, we released many new products, including the GeForce GTX TITAN X, GeForce GTX 980 Ti, GeForce GTX 980 for notebook, and the GeForce GTX 950. These GPUs deliver better performance and power efficiency than their predecessors and helped double the number of users of our GeForce Experience PC gaming platform from a year earlier. Additionally, we released NVIDIA GameWorks VR, a software development kit that creates more immersive gameplay on virtual reality-ready desktops and notebooks and enables professional designers to bring virtual reality to applications. We also announced the GeForce GTX VR Ready program to help users discover systems that will provide optimized virtual reality experiences.

We introduced the Quadro M6000, a powerful professional GPU, and the Quadro Visual Computing Appliance, which contains eight M6000 GPUs. We also rolled out NVIDIA Iray plugins for Autodesk Maya and Autodesk 3ds Max, which enable users to create designs incorporating real-world lights and materials faster and easier than before, and enabled professional designers to bring virtual reality to applications, with the launch of NVIDIA DesignWorks VR.

We announced our next-generation Pascal GPU architecture. This architecture is expected to accelerate deep learning applications faster than our current-generation Maxwell processors. In addition, we unveiled our next generation virtualized graphics platform - NVIDIA GRID 2.0, which delivers graphics-intensive applications to connected devices. We also shipped cuDNN 3.0, which improves performance of deep learning training on GPUs.

Further, we announced that the Swiss Federal Office of Meteorology and Climatology was the first major national weather service to use a GPU-accelerated supercomputer to improve daily forecasts. We introduced an end-to-end hyperscale datacenter deep learning platform - consisting of two accelerators, the NVIDIA Tesla M40 and NVIDIA Tesla M4 - that lets web-services companies accelerate deep learning workloads. In addition, we announced that leading web-services companies were increasingly adopting our accelerated service platform to power the machine learning and high performance computing applications.

Tegra Processor Business

For the automotive market, we are partnering with several companies to use our NVIDIA DRIVE PX platform - a car computer that utilizes deep learning to enable self-driving capabilities - in their autonomous driving efforts. We launched NVIDIA DRIVE™ PX 2, a powerful engine for in-vehicle artificial intelligence and announced that Volvo will use DRIVE PX 2 in their autonomous-car pilot program next year. We were featured in new production vehicles and concept cars with NVIDIA-powered digital cockpits, including Mercedes-Benz, Audi, Porsche, Bentley and Honda, at the International Auto Show in Frankfurt, Germany, and also furthered our relationship with Tesla Motors, which introduced the Model X equipped with an NVIDIA-powered infotainment system and digital instrument cluster.

During fiscal year 2016, we launched the NVIDIA SHIELD Android TV device and GeForce NOW, which allows players to stream video games from the cloud to their SHIELD devices.

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

Our customer programs primarily involve rebates, which are designed to serve as sales incentives to resellers of our products in various target markets. We account for rebates as a reduction of revenue and accrue for 100% of the potential rebates and do not apply a breakage factor. While we have a long history of rebate arrangements with OEMs, we believe we are unable to apply our historical experience to reliably estimate the amount of rebates that will eventually be claimed by individual OEMs. In such cases, the OEMs may not be our direct customers and therefore the quantity and mix of demand they place on their CEMs/ODMs may shift as we introduce new generations and iterations of products and as we experience changes in new competitor offerings. In addition, we typically find that approximately 95% of the rebates we accrue each year are eventually claimed, which is substantially close to 100%, and that this percentage varies by program and by customer. We recognize a liability for these rebates at the later of the date at which we record the related revenue or the date at which we offer the rebate. Rebates typically expire six months from the date of the original sale, unless we reasonably believe that the customer intends to claim the rebate. Unclaimed rebates are reversed to revenue, the amount of which typically represents less than 0.5% of total revenue.

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

License and Development Revenue

For license arrangements that require significant customization of our intellectual property components, we generally recognize the related revenue over the period that services are performed. For most license and service arrangements, we determine progress to completion based on actual cost incurred to date as a percentage of the estimated total cost required to complete the project. We periodically evaluate the actual status of each project to ensure that the estimates to complete each contract remain accurate. Revenue recognized in any period is dependent on our progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total cost. Any changes in or deviations from these estimates could have a material effect on the amount of revenue we recognize in any period.

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

The overall net effect on our gross margin from inventory provisions and sales of items previously written down was an unfavorable impact of 1.6%, 0.6% and 0.1% in fiscal years 2016, 2015 and 2014, respectively. The charges we took to cost of sales for inventory provisions during these fiscal years were primarily related to the write-off of excess quantities of products whose inventory levels were higher than our updated forecasts of future demand for those products. As a fabless semiconductor company, we must make commitments to purchase inventory based on forecasts of future customer demand. In doing so, we must account for our third-party manufacturers' lead times and constraints. We also adjust to other market factors, such as product offerings and pricing actions by our competitors, new product transitions, and macroeconomic conditions - all of which may impact demand for our products.

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
Our calculation of deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting standards or tax laws in the United States, or foreign jurisdictions where we operate, or changes in other facts or circumstances. In addition, we recognize liabilities for potential United States and foreign income tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our financial statements accordingly.
As of January 31, 2016, we had a valuation allowance of $272 million related to state and certain foreign deferred tax assets that management determined are not likely to be realized due, in part, to projections of future taxable income and potential utilization limitations of tax attributes acquired as a result of stock ownership changes. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period.

Goodwill

Goodwill is subject to our annual impairment test during the fourth quarter of our fiscal year, or earlier if indicators of potential impairment exist, using either a qualitative or a quantitative assessment. Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value. We have identified two reporting units, GPU and Tegra Processor, for the purposes of completing our goodwill analysis. Goodwill assigned to these reporting units as of January 31, 2016 was $210 million and $408 million, respectively. Determining the number of reporting units and the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. We also make judgments and assumptions in allocating assets and liabilities to each of our reporting units. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.

During the fourth quarter of fiscal year 2016, we elected to use the quantitative assessment to test goodwill for impairment for each reporting unit. In applying the fair value based test of each reporting unit, the results from the income approach and the market approach were equally weighted. These valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, terminal or residual values, discount rates and comparable multiples from publicly traded companies in our industry and require us to make certain assumptions and estimates regarding industry economic factors and the future profitability of our business.

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

During the fourth quarter of fiscal year 2016, we concluded that there was no impairment of our goodwill. The fair values of our GPU and Tegra Processor reporting units significantly exceeded their respective carrying values. As such, even the application of a hypothetical 10% decrease to the fair value of each reporting unit would not have resulted in the fair value of either reporting unit being less than its carrying value. As an overall test of the reasonableness of estimated fair values of our reporting units, we reconciled the combined fair value estimates of our reporting units to our market capitalization as of the valuation date. The reconciliation confirmed that the fair values were relatively representative of the market views when applying a reasonable control premium to the market capitalization. However, any significant reductions in the actual amount of future cash flows realized by our reporting units, reductions in the value of market comparables, or reductions in our market capitalization could impact future estimates of the fair values of our reporting units. Such events could ultimately result in a charge to our earnings in future periods due to the potential for a write-down of the goodwill associated with our reporting units.

Our next annual evaluation of the goodwill by reporting unit will be performed during the fourth quarter of fiscal year 2017, or earlier if indicators of potential impairment exist. Such indicators include, but are not limited to, challenging economic conditions, such as a decline in our operating results, an unfavorable industry or macroeconomic environment, a substantial decline in our stock price, or any other adverse change in market conditions. Such conditions could have the effect of changing one of the critical assumptions or estimates we use to calculate the fair value of our reporting units, which could result in a decrease in fair value and require us to record goodwill impairment charges.

Cash Equivalents and Marketable Securities

Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition.  Marketable securities consist primarily of highly liquid investments with maturities of greater than three months when purchased.

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Our Level 1 assets consist of our money market funds. We classify securities within Level 1 assets when the fair value is obtained from real time quotes for transactions in active exchange markets involving identical assets. Our available-for-sale securities are classified as having Level 2 inputs. Our Level 2 assets are valued utilizing a market approach where the market prices of similar assets are provided by a variety of independent industry standard data providers to our investment custodian. Most of our cash equivalents and marketable securities are valued based on Level 2 inputs. We did not have any investments classified as Level 3 as of January 31, 2016.

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

We performed an impairment review of our investment portfolio as of January 31, 2016. We concluded that our investments were appropriately valued and that no other than temporary impairment charges were necessary on our portfolio of available-for-sale investments as of January 31, 2016.

Stock-based Compensation

Our stock-based compensation expense is associated with stock options, restricted stock units, or RSUs, performance stock units that are based on our corporate financial performance targets, or PSUs, performance stock units that are based on market conditions, or market-based PSUs, and our employee stock purchase plan, or ESPP.

Beginning in fiscal year 2015, we shifted away from granting stock options and toward granting RSUs, PSUs and market-based PSUs to reflect changing market trends for equity incentives at our peer companies. The number of PSUs that will ultimately vest is contingent on the Company’s level of achievement compared with the corporate financial performance target established by our Compensation Committee in the beginning of each fiscal year. The number of shares of our stock to be received at vesting ranges from 0% to 200% of the target amount.

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

Stock-based compensation expense for RSUs and market-based PSUs is recognized using a straight-line attribution method over the requisite employee service period, while compensation expense for PSUs and ESPP is recognized using an accelerated amortization model.

Our RSU, PSU and market-based PSU awards are not eligible for cash dividends prior to vesting; therefore, the fair value of RSUs, PSUs and market-based PSUs is discounted by the dividend yield. Additionally, we estimate forfeitures annually based on historical experience and revise the estimates of forfeiture in subsequent periods if actual forfeitures differ from those estimates. If factors change, the compensation expense that we record under these accounting standards may differ significantly from what we have recorded in the current period.

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

	Year Ended
	January 31, 2016	January 25, 2015	January 26, 2014
Revenue	100.0%	100.0%	100.0%
Cost of revenue	43.9	44.5	45.1
Gross profit	56.1	55.5	54.9
Operating expenses:
Research and development	26.6	29.0	32.3
Sales, general and administrative	12.0	10.3	10.5
Restructuring and other charges	2.6	—	—
Total operating expenses	41.2	39.3	42.8
Income from operations	14.9	16.2	12.1
Interest income	0.8	0.6	0.4
Interest expense	(0.9)	(1.0)	(0.3)
Other income, net	0.1	0.3	0.2
Income before income taxes	14.9	16.1	12.4
Income tax expense	2.6	2.6	1.7
Net income	12.3%	13.5%	10.7%

Revenue

NVIDIA’s products and services are built for three computing platforms - PC, Datacenter/Cloud, and Mobile. For each of fiscal year 2016, 2015 and 2014, approximately 75% of our revenue stemmed from products and services associated with the PC computing platform, of which GPUs for the gaming and professional visualization markets comprised approximately 85%, 80% and 70%, respectively, while PC OEM represented approximately 15%, 20% and 30%, respectively.

Revenue by Reportable Segments

	Year Ended				Year Ended
	January 31, 2016	January 25, 2015	$ Change	% Change	January 25, 2015	January 26, 2014	$ Change	% Change
	(In millions)				(In millions)
GPU	$4,187	$3,839	$348	9%	$3,839	$3,468	$371	11%
Tegra Processor	559	579	(20)	(3)%	579	398	181	45%
All Other	264	264	—	—%	264	264	—	—%
Total	$5,010	$4,682	$328	7%	$4,682	$4,130	$552	13%

GPU Business. GPU business revenue increased by 9% in fiscal year 2016 compared to fiscal year 2015. This increase was due primarily to increased revenue from sales of high-end GeForce GPU products for gaming, which increased over 30% reflecting a combination of continued strength in PC gaming and increased sales of our Maxwell-based GPU products. Revenue from Tesla GPUs for Datacenter increased, driven by strong demand from cloud service providers. Revenue from Quadro GPUs for professional visualization declined due to weakness in the overall workstation market. Revenue from GeForce GPU products for mainstream PC OEMs declined compared to last year.

GPU business revenue increased by 11% in fiscal year 2015 compared to fiscal year 2014. This increase was due primarily to higher revenue from GeForce GPU products and associated memory for gaming, which increased over 30% reflecting a combination of continued strength in PC gaming and increased sales of our Maxwell-based GPU products. Revenue from Tesla for Datacenter computing increased due to large project wins with cloud service providers and revenue from our NVIDIA GRID virtualization products also increased as this platform gained momentum. Revenue from GeForce GPU products for mainstream PC OEMs declined compared to fiscal year 2014.

Tegra Processor Business.  Tegra Processor business revenue decreased by 3% in fiscal year 2016 compared to fiscal year 2015. This decrease was driven by a decline in sales of Tegra products for OEM smartphones and tablets of almost 90%, partially offset by an increase in sales of Tegra products serving automotive systems of almost 75%. Revenue also grew from development services and sales of SHIELD devices.

Tegra Processor business revenue increased by 45% in fiscal year 2015 compared to fiscal year 2014. This increase was driven by higher sales of Tegra products serving automotive infotainment systems, OEM smartphones and tablet devices, and the onset of SHIELD tablet sales in fiscal year 2015.

All Other. License revenue from the patent cross licensing arrangement we entered into with Intel in January 2011 was flat at $264 million for fiscal years 2016, 2015, and 2014. The final payment under this arrangement was received in January 2016, and will be recognized as revenue into the first quarter of fiscal year 2018.

Concentration of Revenue

Revenue from sales to customers outside of the United States and Other Americas accounted for 79% of total revenue for fiscal year 2016, and 75% of total revenue for both fiscal year 2015 and 2014. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.

Revenue from significant customers, those representing 10% or more of total revenue for the respective dates, is summarized as follows:

	Year Ended
	January 31, 2016	January 25, 2015	January 26, 2014
Revenue:
Customer A	11%	11%	11%
Customer B	9%	9%	10%

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

Our overall gross margin was 56.1%, 55.5% and 54.9% for fiscal years 2016, 2015 and 2014, respectively. The increase over these fiscal years was driven primarily by a richer product mix in our GPU business, partially offset by lower Tegra business margins.

Charges to cost of sales for inventory provisions totaled $112 million, $59 million and $50 million for fiscal years 2016, 2015 and 2014, unfavorably impacting our gross margin by 2.2%, 1.3% and 1.2%, respectively. Sales of inventory that was previously written-off or written-down totaled $32 million for both fiscal year 2016 and 2015 and $43 million for fiscal year 2014, favorably impacting our gross margin by 0.6%, 0.7% and 1.1%, respectively. As a result, the overall net effect on our gross margin from inventory provisions and sales of items previously written down was an unfavorable impact of 1.6%, 0.6% and 0.1% in fiscal years 2016, 2015 and 2014, respectively.

A discussion of our gross margin results for each of our reportable segments is as follows:

GPU Business. The gross margin of our GPU business increased during fiscal year 2016 when compared to fiscal year 2015 primarily due to a richer product mix resulting from stronger sales of our GeForce GPU products for gaming and lower sales of GeForce GPU products for mainstream PC OEMs. The gross margin of our GPU business increased during fiscal year 2015 when compared to fiscal year 2014 due to richer product mix resulting from strong sales of high-end GeForce GTX GPU products based on our Maxwell architecture and the volume increase in our Tesla accelerated computing products.

Tegra Processor Business. The gross margin of our Tegra Processor business decreased during fiscal year 2016 when compared to fiscal year 2015 due to inventory provisions, the warranty charge associated with the SHIELD 8-inch tablet product recall, and a less rich product mix resulting from higher automotive and SHIELD product sales and lower sales of OEM smartphone and tablet products. The inventory provisions related primarily to older generation Tegra products, as well as inventory purchase commitments in excess of estimated demand and excess component inventories for SHIELD products. The gross margin of our Tegra Processor business decreased during fiscal year 2015 when compared to fiscal year 2014. These decreases were driven primarily by a combination of an overall decline in margins of our Tegra products and a less rich mix between tablet products, which have had higher gross margins, and smartphone and automotive module products, which have had comparably lower gross margins.

Operating Expenses

	Year Ended				Year Ended
	January 31, 2016	January 25, 2015	$ Change	% Change	January 25, 2015	January 26, 2014	$ Change	% Change
	(In millions)				(In millions)
Research and development expenses	$1,331	$1,360	$(29)	(2)%	$1,360	$1,336	$24	2%
Sales, general and administrative expenses	602	480	122	25%	480	436	44	10%
Restructuring and other charges	131	—	131	100%	—	—	—	—%
Total operating expenses	$2,064	$1,840	$224	12%	$1,840	$1,772	$68	4%
Research and development as a percentage of net revenue	26.6%	29.0%			29.0%	32.3%
Sales, general and administrative as a percentage of net revenue	12.0%	10.3%			10.3%	10.5%
Restructuring and other charges as a percentage of net revenue	2.6%	—%			—%	—%

Research and Development

Research and development expenses decreased by 2% in fiscal year 2016 compared to fiscal year 2015. This decrease was primarily driven by the wind-down of Icera modem operations and other organization efficiencies, partially offset by increases in employee compensation and related costs, including stock-based compensation expense.

Research and development expenses remained relatively flat during fiscal year 2015 compared to fiscal year 2014. Compensation and benefits increased by $57 million resulting from employee additions, employee compensation increases and related costs, including stock-based compensation expense. Offsetting this increase was a $39 million decrease in engineering development expenses.

Sales, General and Administrative

Sales, general and administrative expenses increased by 25% in fiscal year 2016 compared to fiscal year 2015. Outside professional fees increased, primarily due to $70 million of legal fees associated with our litigation against Samsung and Qualcomm. Compensation and benefits increased by $39 million resulting from employee additions, employee compensation increases and related costs, including stock-based compensation expense. Advertising and promotions increased by $9 million resulting from higher print and digital advertising.

Sales, general and administrative expenses increased by 10% in fiscal year 2015 compared to fiscal year 2014. Compensation and benefits increased by $54 million resulting from employee additions, employee compensation increases and related costs, including stock-based compensation expense. Facilities costs increased by $10 million as we expanded our offices internationally and leased an office building within the boundaries of our main Santa Clara campus. Offsetting these increases were a decrease in outside professional fees of $9 million as well as more favorable international taxes and government subsidies.

Restructuring and Other Charges

In May 2015, we announced our intent to wind down our Icera modem operations and that we were open to a sale of the technology or operations. We pursued the sale of Icera’s technology and operations but were unable to identify a viable buyer with genuine interest. As a result, we began the wind-down of Icera modem operations in the second quarter of fiscal year 2016. The wind-down of Icera modem operations allows for continued investment in strategic growth areas, including our growth initiatives of deep learning, self-driving cars, and gaming.
Our operating expenses for fiscal year 2016 included $131 million of restructuring and other charges, as follows:

Year Ended
January 31,
2016
(In millions)
Employee severance and related costs	$82
Tax subsidy impairment	17
Fixed assets impairment	18
Facilities and related costs	9
Other exit costs	5
Restructuring and other charges	$131
We expect to incur additional restructuring charges to operating expense of approximately $1 million to $2 million per quarter for each of the first two quarters of fiscal year 2017, after which we expect the restructuring to be substantially complete. Please refer to Note 17 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest expense is primarily comprised of coupon interest and debt discount amortization related to the convertible notes issued in the fourth quarter of fiscal year 2014.

Interest income was $39 million, $28 million and $17 million in fiscal years 2016, 2015 and 2014, respectively. The increase in fiscal year 2016 compared to fiscal year 2015 was primarily due to higher average cash balances invested in interest bearing securities, as well as higher purchased yields. The increase in fiscal year 2015 compared to fiscal year 2014 was primarily due to higher average cash balances as we invested the proceeds from the convertible notes we issued in the fourth quarter of fiscal year 2014 in interest bearing securities.

Interest expense was $47 million, $46 million and $10 million in fiscal years 2016, 2015 and 2014, respectively. The increases in fiscal years 2016 and 2015 compared to fiscal years 2015 and 2014, respectively, were primarily due to coupon interest and debt discount amortization related to the convertible notes we issued in the fourth quarter of fiscal 2014.

Other Income and Expense

Other income and expense primarily consists of realized gains and losses from the sale of marketable securities, sales or impairments of investments in non-affiliated companies, and the impact of changes in foreign currency rates.

Net other income was $4 million, $14 million and $7 million in fiscal years 2016, 2015 and 2014, respectively. The decrease for fiscal year 2016 compared to fiscal year 2015 was primarily due to less gain recognized from sales of non-affiliated investments and more losses from foreign currency remeasurement. The increase for fiscal year 2015 compared to fiscal year 2014 was primarily due to a gain from the sale of a non-affiliated investment, partially offset by the recognition of an impairment loss of a non-affiliated investment and losses from foreign currency remeasurement.

Income Taxes

We recognized income tax expense of $129 million, $124 million and $70 million during fiscal years 2016, 2015 and 2014, respectively. Our annual effective tax rate, was 17.3%, 16.5%, and 13.8% in fiscal years 2016, 2015 and 2014, respectively. The difference in the effective tax rates amongst the three years was primarily due to an increase in the amount of earnings subject to United States tax in fiscal years 2016 and 2015, partially offset by a net income tax benefit related to the Icera modem restructuring in fiscal year 2016, and a higher percentage of research tax credit benefit in fiscal year 2014.

Our effective tax rate for each of the fiscal years was lower than the United States federal statutory rate of 35% primarily due to income earned in jurisdictions, including British Virgin Islands, Hong Kong, China, Taiwan and United Kingdom, where the tax rate is lower than the United States federal statutory tax rate of 35%, favorable recognition in these fiscal years of the U.S. federal research tax credit and favorable discrete events primarily attributable to the tax benefit recognized upon the expiration of the applicable statutes of limitations.

Please refer to Note 13 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.

Liquidity and Capital Resources

	January 31, 2016	January 25, 2015
	(In millions)
Cash and cash equivalents	$596	$497
Marketable securities	4,441	4,126
Cash, cash equivalents, and marketable securities	$5,037	$4,623

	Year Ended
	January 31, 2016	January 25, 2015	January 26, 2014
	(In millions)
Net cash provided by operating activities	$1,175	$906	$835
Net cash (used in) investing activities	$(400)	$(727)	$(806)
Net cash (used in) provided by financing activities	$(676)	$(834)	$390

As of January 31, 2016, we had $5.04 billion in cash, cash equivalents and marketable securities, an increase of $414 million from the end of fiscal year 2015. Our portfolio of cash equivalents and marketable securities is managed on our behalf by several financial institutions which are required to follow our investment policy, which requires the purchase of high grade investment securities, the diversification of asset types and includes certain limits on our portfolio duration.

Cash provided by operating activities increased in fiscal year 2016 compared to fiscal year 2015 primarily due to changes in working capital and higher non-cash expenses such as stock-based compensation and restructuring and other charges in fiscal 2016, partially offset by a decline in net income. Cash provided by operating activities increased in fiscal year 2015 compared to fiscal year 2014 primarily due to higher net income from revenue growth and contained operating expenses, partially offset by an increase in inventories resulting from the introduction of newly launched Maxwell-based GPUs and certain Tegra SOCs and SHIELD devices, and an increase in accounts receivable.

Cash used in investing activities decreased in fiscal year 2016 compared to fiscal year 2015 primarily due to higher proceeds from sales and maturities of marketable securities and lower purchases of property and equipment and intangible assets. Cash used in investing activities for fiscal year 2015 decreased from fiscal year 2014 primarily due to lower purchases of property and equipment and intangible assets.

Cash used in financing activities decreased in fiscal year 2016 compared to fiscal year 2015, primarily due to lower share repurchases, partially offset by higher dividends. Cash was provided by financing activities in fiscal year 2014, primarily due to net proceeds of $1.48 billion from the convertible note offering we completed, partially offset by net proceeds of $108 million from the related note hedge and warrant transactions.

Liquidity

Our primary source of liquidity is cash generated by our operations. Our investment portfolio consists principally of cash and cash equivalents, debt securities of corporations and United States government and its agencies, asset-backed securities, mortgage-backed securities issued by government-sponsored enterprises, money market funds and foreign government bonds. These investments are denominated in United States dollars. As of January 31, 2016, we did not have any investments in auction-rate preferred securities.

Please refer to Note 6 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.

As of January 31, 2016 and January 25, 2015, we had $5.04 billion and $4.62 billion, respectively, in cash, cash equivalents and marketable securities. Our investment policy requires the purchase of high grade investment securities and the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of January 31, 2016, we were in compliance with our investment policy. As of January 31, 2016, our investments in U.S. government agencies and U.S. government sponsored enterprises represented 47% of our total investment portfolio, while the financial sector accounted for 23% of our total investment portfolio. All of our investments are with A/A3 or better rated securities.

We performed an impairment review of our investment portfolio as of January 31, 2016. Based on our quarterly impairment review, we concluded that our investments were appropriately valued and did not record any impairment during fiscal year 2016.

Net realized gains were $2 million for both fiscal year 2016 and 2014 and were not significant for fiscal year 2015. As of January 31, 2016, the amount of our net unrealized gain was not significant. As of January 25, 2015, we had a net unrealized gain of $8 million, which was comprised of gross unrealized gains of $11 million, offset by $3 million of gross unrealized losses.

Our accounts receivable are highly concentrated. One customer accounted for 21% of our accounts receivable balance as of January 31, 2016. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure.

Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. As of January 31, 2016, we had cash, cash equivalents and marketable securities of $1.3 billion held within the United States and $3.7 billion held outside of the United States. Most of the amounts held outside the United States may be repatriated to the United States but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. Further, repatriation of some foreign balances may be restricted by local laws. As of January 31, 2016, we have not provided for U.S. federal and state income taxes on approximately $2.5 billion of undistributed earnings of non-United States subsidiaries, as such earnings are considered indefinitely reinvested outside the United States. Although we have no current need to do so, if we repatriate foreign earnings for cash requirements in the United States, we would incur U.S. federal and state income tax, less applicable foreign tax credits, and reduced by the current amount of our U.S. federal and state net operating loss and tax credit carryforwards. Further, in addition to the $1.3 billion of cash, cash equivalents and marketable securities held within the United States and available to fund our U.S. operations and any other U.S. cash needs, we have access to external sources of financing if cash is needed in the United States other than by repatriation of foreign earnings where U.S. income tax may otherwise be due.  Accordingly, we do not reasonably expect any material effect on our business, as a whole, or to our financial flexibility with respect to our current cash balances held outside of the United States.

Dividend payments and any share repurchases must be made from cash held in the United States. For fiscal year 2016, we made total cash dividend payments of $213 million and repurchased $587 million of our common stock, utilizing a significant amount of our U.S. cash balance previously taxed as of January 31, 2016.

Convertible Notes

On December 2, 2013, we issued $1.50 billion of 1.00% Convertible Senior Notes, or the Notes, due in 2018 and concurrently entered into separate note hedge and warrant transactions. The Notes will mature on December 1, 2018 unless earlier repurchased or converted in accordance with their terms prior to such date. As of January 31, 2016, the conversion threshold had been met and the Notes became convertible at the holders’ option beginning on February 1, 2016 and ending May 1, 2016. As such, the $1.41 billion carrying value of the Notes was classified as a current liability and the $87 million difference between the principal amount and the carrying value of the Notes was reclassified from shareholders’ equity to convertible debt in the mezzanine equity section of our Consolidated Balance Sheet as of January 31, 2016, and will remain there for as long as the Notes are convertible. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Consequently, the Notes may be reclassified as long-term debt if the conversion threshold is not met in future quarters. Please refer to Note 11 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.

Capital Return to Shareholders

During fiscal year 2016, we repurchased a total of 25 million shares for $587 million and paid $213 million in cash dividends to our shareholders, equivalent to $0.085 per share for the three months ended April 26, 2015, $0.0975 per share for the six months ended October 25, 2015, and $0.115 per share for the three months ended January 31, 2016. As a result, we returned $800 million to shareholders during fiscal year 2016 in the form of share repurchases and dividend payments.

For fiscal 2017, we intend to return approximately $1.0 billion to shareholders through ongoing quarterly cash dividends and share repurchases.

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

We expect to spend approximately $100 million to $150 million for capital expenditures during fiscal year 2017, primarily for facilities, emulation equipment, computers and engineering workstations.

Contractual Obligations

The following table summarizes our contractual obligations as of January 31, 2016:

	Payment Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	All Other
	(In millions)
1.00% Convertible Senior Notes due 2018 (1)	$1,545	$1,515	$30	$—	$—	$—
Inventory purchase obligations	391	391	—	—	—	—
Operating leases (2) (3)	265	75	123	46	21	—
Uncertain tax positions, interest and penalties (4)	78	—	—	—	—	78
Capital purchase obligations	36	36	—	—	—	—
Capital lease	17	5	12	—	—	—
Restructuring related obligation (5)	23	23	—	—	—	—
Total contractual obligations	$2,355	$2,045	$165	$46	$21	$78

(1)
Represents the aggregate principal amount of $1.50 billion and anticipated interest payments of $45 million of the Notes. See Note 11 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

(2)	Includes facilities leases as well as non-cancelable obligations under certain software licensing arrangements in the operating lease category.

(3)
Excludes operating lease payments that we expect to make under an operating lease financing arrangement following construction of a new headquarters building in Santa Clara, California, which is currently targeted for completion in the fourth quarter of fiscal year 2018. The amount of the operating lease payments will be determined after the completion of construction. See the section below titled “Off-Balance Sheet Arrangements” for additional information.

(4)
Represents unrecognized tax benefits of $78 million which consists of $67 million plus the related interest and penalties of $11 million recorded in non-current income tax payable as of January 31, 2016. We are unable to reasonably estimate the timing of any potential tax liability or interest/penalty payments in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions.

(5)
Our operating expenses for the fiscal year 2016 included $131 million of restructuring and other charges related to the wind-down of our Icera modem operations. The $23 million represents the remaining balance of the restructuring liability as of January 31, 2016.

Off-Balance Sheet Arrangements

During fiscal year 2016, we began to construct a new headquarters building in Santa Clara, California, which is currently targeted for completion in the fourth quarter of fiscal year 2018. We are financing this construction under an off-balance sheet, build-to-suit operating lease arrangement. The banks have committed to fund up to $380 million of costs relating to construction. Once construction is complete, the lease balance will remain static at the completed cost for the remaining duration of the lease term. During construction, accrued interest will be capitalized into the lease balance. Following construction, we will pay rent in the form of interest. The lease has an initial 7.5 year term expiring on December 19, 2022, consisting of an approximately 2.5 year construction period followed by a 5 year lease term. We have the option to renew this lease for up to three additional 5 year periods, subject to approval by the banks. During the term of the lease, we may elect to purchase the headquarters building for the amount of the banks’ investment in the building and any accrued but unpaid rent. At the end of the lease term, we may elect to buy the building for the outstanding balance on the maturity date or arrange for the cash sale of the building to an unaffiliated third party. The aggregate guarantee made by us under the lease is no more than 87.5% of the costs incurred in connection with the construction of the building. Please refer to Note 12 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion regarding our operating lease financing arrangement.

During fiscal years 2015 and 2014, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Adoption of New and Recently Issued Accounting Pronouncements

Please see Note 1 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a discussion of adoption of new and recently issued accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

As of January 31, 2016 and January 25, 2015, we had $5.04 billion and $4.62 billion, respectively, in cash, cash equivalents and marketable securities. As of January 31, 2016, we did not have any investments in auction-rate preferred securities.

As of January 31, 2016, we performed a sensitivity analysis on our floating and fixed rate financial investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair values for these investments of $28 million.

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

Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. Volatility in the financial markets and economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. As of January 31, 2016, our investments in government agencies and government sponsored enterprises represented 47% of our total investment portfolio, while the financial sector accounted for 23% of our total investment portfolio. Substantially all of our investments are with A/A3 or better rated securities. If the fair value of our investments in these sectors was to decline by 2% - 5%, the fair values of these investments could decline by approximately $66 million - $164 million.

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

During fiscal year 2016, we began to construct a new headquarters building in Santa Clara, California, which is currently targeted for completion in the fourth quarter of fiscal year 2018. We are financing this construction under an off-balance sheet, build-to-suit operating lease financing arrangement. Following construction, we will pay rent in the form of interest that is based on a variable interest rate and is, therefore, affected by changes in market interest rates. In order to mitigate the interest rate risk on the operating lease financing arrangement, in August 2015, we entered into an interest rate swap for a portion of the operating lease financing arrangement, which entitles us to pay amounts based on a fixed interest rate in exchange for receipt of amounts based on variable interest rates. Please refer to Notes 9 and 12 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information. If the syndicate of banks that are participants to the operating lease financing arrangement were to fail to fund loans for any reason, we would remain liable for payments due under the swap unless we were to settle the swap. If we were to settle the swap at a time when interest rates have fallen (relative to the swap’s inception), the price to settle the swap could be significant.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Gains or losses from foreign currency remeasurement are included in “Other income, net” in our Consolidated Financial Statements and to date have not been significant. The impact of foreign currency transaction gain (loss) included in determining net income was not significant for both fiscal year 2016 and 2015, and was a gain of $5 million for fiscal year 2014.

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

We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding as of January 31, 2016.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in our Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of January 31, 2016, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective to provide reasonable assurance.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2016 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2016.

The effectiveness of our internal control over financial reporting as of January 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2016 Proxy Statement, no later than 120 days after the fiscal year ended January 31, 2016, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

Reference is made to the information regarding directors appearing under the heading “Proposal 1 - Election of Directors” in our 2016 Proxy Statement, which information is hereby incorporated by reference.

Identification of Executive Officers

Reference is made to the information regarding executive officers appearing under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Identification of Audit Committee and Financial Experts

Reference is made to the information regarding directors appearing under the heading “Report of the Audit Committee of the Board of Directors” and “Information About the Board of Directors and Corporate Governance” in our 2016 Proxy Statement, which information is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors appearing under the heading “Information About the Board of Directors and Corporate Governance” in our 2016 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2016 Proxy Statement, which information is hereby incorporated by reference.

Code of Conduct

Reference is made to the information appearing under the heading “Information About the Board of Directors and Corporate Governance - Code of Conduct” in our 2016 Proxy Statement, which information is hereby incorporated by reference. The full text of our “Code” and “Financial Team Code” are published on the Investor Relations portion of our website, under Corporate Governance, at www.nvidia.com. The contents of our website are not a part of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference from the sections titled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Director Compensation” and “Compensation Committee Report” in our 2016 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of NVIDIA Securities

The information required by this item is hereby incorporated by reference from the section titled “Security Ownership of Certain Beneficial Owners and Management” in our 2016 Proxy Statement.

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both shareholder approved plans and non-shareholder approved plans, will be contained in our 2016 Proxy Statement under the caption "Equity Compensation Plan Information," and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference from the sections titled “Review of Transactions with Related Persons” and “Information About the Board of Directors and Corporate Governance - Independence of the Members of the Board of Directors” in our 2016 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is hereby incorporated by reference from the section titled “Fees Billed by the Independent Registered Public Accounting Firm” in our 2016 Proxy Statement.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of NVIDIA Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NVIDIA Corporation and its subsidiaries at January 31, 2016 and January 25, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities on the consolidated balance sheet in fiscal year 2016.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California

March 16, 2016

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Year Ended
	January 31, 2016	January 25, 2015	January 26, 2014
Revenue	$5,010	$4,682	$4,130
Cost of revenue	2,199	2,083	1,862
Gross profit	2,811	2,599	2,268
Operating expenses:
Research and development	1,331	1,360	1,336
Sales, general and administrative	602	480	436
Restructuring and other charges	131	—	—
Total operating expenses	2,064	1,840	1,772
Income from operations	747	759	496
Interest income	39	28	17
Interest expense	(47)	(46)	(10)
Other income, net	4	14	7
Income before income tax expense	743	755	510
Income tax expense	129	124	70
Net income	$614	$631	$440

Net income per share:
Basic	$1.13	$1.14	$0.75
Diluted	$1.08	$1.12	$0.74

Weighted average shares used in per share computation:
Basic	543	552	588
Diluted	569	563	595

Cash dividends declared and paid per common share	$0.3950	$0.3400	$0.3100

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended
	January 31, 2016	January 25, 2015	January 26, 2014
Net income	$614	$631	$440
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on available-for-sale securities	(6)	3	(4)
Net change in fair value of interest rate swap	(4)	—	—
Reclassification adjustments for net realized gains on available-for-sale securities included in net income	(2)	—	(1)
Other comprehensive income (loss)	(12)	3	(5)
Total comprehensive income	$602	$634	$435

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	January 31, 2016	January 25, 2015
ASSETS
Current assets:
Cash and cash equivalents	$596	$497
Marketable securities	4,441	4,126
Accounts receivable, less allowances of $11 as of January 31, 2016 and $17 as of January 25, 2015	505	474
Inventories	418	483
Prepaid expenses and other current assets	93	70
Deferred income taxes	—	63
Total current assets	6,053	5,713
Property and equipment, net	466	557
Goodwill	618	618
Intangible assets, net	166	222
Other assets	67	91
Total assets	$7,370	$7,201

LIABILITIES, CONVERTIBLE DEBT CONVERSION OBLIGATION AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$296	$293
Accrued and other current liabilities	642	603
Convertible short-term debt	1,413	—
Total current liabilities	2,351	896
Convertible long-term debt	—	1,384
Other long-term liabilities	453	489
Capital lease obligations, long-term	10	14
Total liabilities	2,814	2,783
Commitments and contingencies - see Note 12
Convertible debt conversion obligation	87	—
Shareholders’ equity:
Preferred stock, $.001 par value; 2 shares authorized; none issued	—	—
Common stock, $.001 par value; 2,000 shares authorized; 780 shares issued and 539 outstanding as of January 31, 2016; 759 shares issued and 545 outstanding as of January 25, 2015	1	1
Additional paid-in capital	4,170	3,855
Treasury stock, at cost (242 shares in 2016 and 214 shares in 2015)	(4,048)	(3,395)
Accumulated other comprehensive income (loss)	(4)	8
Retained earnings	4,350	3,949
Total shareholders' equity	4,469	4,418
Total liabilities, convertible debt conversion obligation and shareholders' equity	$7,370	$7,201

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)

	Common Stock Outstanding		Additional	Treasury	Accumulated Other Comprehensive	Retained	Total Shareholders'
	Shares	Amount	Paid-in Capital	Stock	Income (Loss)	Earnings	Equity
Balances, January 27, 2013	617	$1	$3,194	$(1,623)	$10	$3,245	$4,827
Other comprehensive loss	—	—	—	—	(5)	—	(5)
Net income	—	—	—	—	—	440	440
Issuance of common stock from stock plans	15	—	97	—	—	—	97
Tax withholding related to vesting of restricted stock units	(2)	—	—	(28)	—	—	(28)
Share repurchase	(62)	—	—	(887)		—	(887)
Discount on convertible notes	—	—	126	—	—	—	126
Purchase of convertible note hedges	—	—	(167)	—	—	—	(167)
Proceeds from the sale of common stock warrants	—	—	59	—	—	—	59
Deferred tax asset associated with convertible notes	—	—	14	—	—	—	14
Cash dividends declared and paid ($0.310 per common share)	—	—	—	—	—	(181)	(181)
Tax benefit from stock-based compensation	—	—	24	—	—	—	24
Stock-based compensation	—	—	136	—	—	—	136
Balances, January 26, 2014	568	1	3,483	(2,538)	5	3,504	4,455
Other comprehensive income	—	—	—	—	3	—	3
Net income	—	—	—	—	—	631	631
Issuance of common stock from stock plans	24	—	197	—	—	—	197
Tax withholding related to vesting of restricted stock units	(3)	—	—	(43)	—	—	(43)
Share repurchase	(44)	—	—	(814)	—	—	(814)
Cash dividends declared and paid ($0.340 per common share)	—	—	—	—	—	(186)	(186)
Tax benefit from stock-based compensation	—	—	17	—	—	—	17
Stock-based compensation	—	—	158	—	—	—	158
Balances, January 25, 2015	545	1	3,855	(3,395)	8	3,949	4,418
Other comprehensive loss	—	—	—	—	(12)	—	(12)
Net income	—	—	—	—	—	614	614
Issuance of common stock from stock plans	22	—	186	—	—	—	186
Tax withholding related to vesting of restricted stock units	(3)	—	—	(66)	—	—	(66)
Share repurchase	(25)	—	—	(587)	—	—	(587)
Cash dividends declared and paid ($0.395 per common share)	—	—	—	—	—	(213)	(213)
Tax benefit from stock-based compensation	—	—	10	—	—	—	10
Stock-based compensation	—	—	206	—	—	—	206
Reclassification of convertible debt conversion obligation	—	—	(87)	—	—	—	(87)
Balances, January 31, 2016	539	$1	$4,170	$(4,048)	$(4)	$4,350	$4,469

 See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

		Year Ended
	January 31, 2016	January 25, 2015	January 26, 2014
Cash flows from operating activities:
Net income	$614	$631	$440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197	220	239
Stock-based compensation expense	204	158	136
Restructuring and other charges	45	—	—
Amortization of debt discount	29	28	5
Net gain on sale and disposal of long-lived assets and investments	(6)	(17)	(8)
Deferred income taxes	134	83	15
Tax benefit from stock-based compensation	(10)	(18)	(26)
Other	19	24	21
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(32)	(49)	29
Inventories	66	(95)	25
Prepaid expenses and other assets	(16)	4	12
Accounts payable	(11)	(27)	(20)
Accrued and other current liabilities	39	5	5
Other long-term liabilities	(97)	(41)	(38)
Net cash provided by operating activities	1,175	906	835
Cash flows from investing activities:
Purchases of marketable securities	(3,477)	(2,862)	(3,066)
Proceeds from sales of marketable securities	2,102	1,372	1,927
Proceeds from maturities of marketable securities	1,036	865	585
Purchases of property and equipment and intangible assets	(86)	(122)	(255)
Proceeds from sale of long-lived assets and investments	7	21	25
Acquisition of businesses, net of cash and cash equivalents	—	—	(17)
Reimbursement of headquarters building development costs from banks	24	—	—
Other	(6)	(1)	(5)
Net cash used in investing activities	(400)	(727)	(806)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	—	—	1,478
Purchase of convertible note hedges	—	—	(167)
Proceeds from the sale of common stock warrants	—	—	59
Proceeds from issuance of common stock under employee stock plans	120	154	69
Payments related to repurchases of common stock	(587)	(814)	(887)
Dividends paid	(213)	(186)	(181)
Tax benefit from stock-based compensation	10	18	26
Payments under capital lease obligations	(3)	(3)	(2)
Other	(3)	(3)	(5)
Net cash (used in) provided by financing activities	(676)	(834)	390
Change in cash and cash equivalents	99	(655)	419
Cash and cash equivalents at beginning of period	497	1,152	733
Cash and cash equivalents at end of period	$596	$497	$1,152

	Year Ended
	January 31, 2016	January 25, 2015	January 26, 2014
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$14	$14	$15
Cash paid for interest	$17	$17	$3

Non-cash investing and financing activities:
Assets acquired by assuming related liabilities	$19	$10	$3
Goodwill adjustment related to previously acquired business	$—	$(25)	$—

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

Our Company

NVIDIA is dedicated to advancing visual computing. NVIDIA has transformed into a specialized platform company that targets four large markets - Gaming, Professional Visualization, Datacenter and Automotive - where visual computing is essential and valued.

Our two reportable segments - GPU and Tegra Processor - are based on a single underlying graphics architecture. From our proprietary processors, we have created platforms that address the four large markets where our visual computing expertise is critically important. We are focused on delivering value through PC, mobile and cloud architectures. Our vertical integration enables us to bring together hardware, system software, programmable algorithms, systems and services to create unique value for the markets we serve.

Our GPU product brands are aimed at specialized markets including GeForce for gamers; Quadro for designers; Tesla for researchers and analysts focused on artificial intelligence, deep learning and big-data; and GRID for cloud-based visual computing users. We also integrate our GPUs into powerful mobile system-on-a-chip (SOC) processors, which drive supercomputing capabilities for tablets and online gaming and entertainment devices, as well as autonomous robots, drones and cars. Our Tegra brand integrates an entire computer onto a single chip, incorporating GPUs and multi-core CPUs with audio, video and input/output capabilities.

Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

All references to “NVIDIA,” “we,” “us,” “our” or the “Company” mean NVIDIA Corporation and its subsidiaries, except where it is made clear that the term means only the parent company.

Fiscal Year

We operate on a 52- or a 53-week year, ending on the last Sunday in January. Fiscal year 2016 was a 53-week year with the extra week in the fiscal fourth quarter and fiscal years 2015 and 2014 were 52-week years.

Principles of Consolidation

Our consolidated financial statements include the accounts of NVIDIA Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, cash equivalents and marketable securities, accounts receivable, inventories, income taxes, goodwill, stock-based compensation, litigation, investigation and settlement costs, restructuring and other charges, and other contingencies. These estimates are based on historical facts and various other assumptions that we believe are reasonable.

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

License and Development Revenue

For license arrangements that require significant customization of our intellectual property components, we generally recognize the related revenue over the period that services are performed. For most license and service arrangements, we determine progress to completion based on actual cost incurred to date as a percentage of the estimated total cost required to complete the project. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of revenue recognized are recorded as deferred costs on uncompleted contracts. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Restructuring and Other Charges

Our restructuring and other charges include employee severance and related costs, the write-down of assets, and other exit costs. The severance and related costs include one-time termination benefits as well as certain statutory termination benefits or employee terminations under ongoing benefit arrangements. One-time termination benefits are recognized as a liability at estimated fair value when the approved plan of termination has been communicated to employees, unless employees must provide future service, in which case the benefits are recognized ratably over the future service period. Ongoing termination benefits arrangements are recognized as a liability at estimated fair value when the amount of such benefits becomes estimable and payment is probable. Any contract termination costs are recognized at estimated fair value when we terminate the contract in accordance with the contract terms. Other associated costs are recognized in the period the liability is incurred.

Advertising Expenses

We expense advertising costs in the period in which they are incurred. Advertising expenses for fiscal years 2016, 2015 and 2014 were $17 million, $15 million and $13 million, respectively.

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

Stock-based Compensation

We estimate the fair value of employee stock options on the date of grant using a binomial model and recognize the expense using a straight-line attribution method over the requisite employee service period. We use the closing trading price of our common stock on the date of grant, minus a dividend yield discount, as the fair value of awards of restricted stock units, or RSUs, and performance stock units that are based on our corporate financial performance targets, or PSUs, and we use a Monte Carlo simulation on the date of grant to estimate the fair value of performance stock units that are based on market conditions, or market-based PSUs. The compensation expense for stock options, RSUs and market-based PSUs is recognized using a straight-line attribution method over the requisite employee service period while compensation expense for PSUs is recognized using an accelerated amortization model. We estimate the fair value of shares to be issued under our employee stock purchase plan, or ESPP, using the Black-Scholes model at the commencement of an offering period in March and September of each year. Stock-based compensation for our ESPP is expensed using an accelerated amortization model.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Foreign Currency Remeasurement

We use the United States dollar as our functional currency for all of our subsidiaries. Foreign currency monetary assets and liabilities are remeasured into United States dollars at end-of-period exchange rates. Non-monetary assets and liabilities such as property and equipment, and equity are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the previously noted balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in “Other income, net” in our Consolidated Statements of Income and to date have not been significant.

The impact of gain or loss from foreign currency remeasurement included in determining other income, net was not significant for both fiscal year 2016 and 2015, and was a gain of $5 million for fiscal year 2014.

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

Our calculation of deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting standards or tax laws in the United States, or foreign jurisdictions where we operate, or changes in other facts or circumstances. In addition, we recognize liabilities for potential United States and foreign income tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our financial statements accordingly.

As of January 31, 2016, we had a valuation allowance of $272 million related to state and certain foreign deferred tax assets that management determined are not likely to be realized due, in part, to projections of future taxable income and potential utilization limitations of tax attributes acquired as a result of stock ownership changes. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period.

We recognize excess tax benefit related to stock-based compensation as a credit to shareholders' equity if and when realized. In determining if and when excess tax benefits have been realized, we have elected to utilize the with-and-without approach with respect to such excess tax benefits. We have also elected to ignore the indirect tax effects of stock-based compensation deductions for financial and accounting reporting purposes, and specifically to recognize the full effect of the research tax credit in income from operations.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) components include unrealized gains (losses) on available-for-sale securities and the net change in fair value of our interest rate swap, net of tax.

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

Cash and Cash Equivalents

We consider all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents. As of January 31, 2016 and January 25, 2015, our cash and cash equivalents were $596 million and $497 million, respectively, including $43 million and $132 million, respectively, invested in money market funds.

Marketable Securities

Marketable securities consist primarily of highly liquid investments with maturities of greater than three months when purchased. We generally classify our marketable securities at the date of acquisition as available-for-sale. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. The fair value of interest-bearing securities includes accrued interest. Any unrealized losses which are considered to be other-than-temporary impairments are recorded in the other income and expense section of our Consolidated Statements of Income. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method and recorded in the other income and expense section of our Consolidated Statements of Income.

All of our available-for-sale investments are subject to a periodic impairment review. We record a charge to earnings when a decline in fair value is significantly below cost basis and judged to be other-than-temporary, or have other indicators of impairments. If the fair value of an available-for-sale debt instrument is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) we intend to sell the instrument, (2) it is more likely than not that we will be required to sell the instrument before recovery of its amortized cost basis, or (3) a credit loss exists where we do not expect to recover the entire amortized cost basis of the instrument. In these situations, we recognize an other-than-temporary impairment in earnings equal to the entire difference between the debt instruments’ amortized cost basis and its fair value. For available-for-sale debt instruments that are considered other-than-temporarily impaired due to the existence of a credit loss, if we do not intend to sell and it is not more likely than not that we will not be required to sell the instrument before recovery of its remaining amortized cost basis (amortized cost basis less any current-period credit loss), we separate the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit loss component is recognized in earnings while loss related to all other factors is recorded in accumulated other comprehensive income (loss).

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities as of January 31, 2016 and January 25, 2015. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains (losses) included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. Fair value of the marketable securities is determined based on quoted market prices. Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments designated as fair value hedges, the gains (losses) are recognized in earnings in the periods of change together with the offsetting losses (gains) on the hedged items attributed to the risk being hedged. For derivative instruments designated as cash-flow hedges, the effective portion of the gains (losses) on the derivatives is initially reported as a component of other comprehensive income (loss) and is subsequently recognized in earnings when the hedged exposure is recognized in earnings.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, marketable securities, accounts receivable, note hedge and interest rate swap. Our investment policy requires the purchase of high grade investment securities, the diversification of asset type and includes certain limits on our portfolio duration. All marketable securities are held in our name, managed by several investment managers and held by one major financial institution under a custodial arrangement. Accounts receivable from significant customers, those representing 10% or more of total accounts receivable, aggregated approximately 21% of our accounts receivable balance from one customer as of January 31, 2016 and 30% of our account receivable balance from two customers as of January 25, 2015. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for potential credit losses. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. Our overall estimated exposure excludes amounts covered by credit insurance and letters of credit.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Goodwill

Goodwill is subject to our annual impairment test during the fourth quarter of our fiscal year, or earlier if indicators of potential impairment exist.  For the purposes of completing our impairment test, we perform either a qualitative or a quantitative analysis on a reporting unit basis.

For those reporting units where a significant change or event has occurred, where potential impairment indicators exist, or for which we have not performed a quantitative assessment recently, we utilize a two-step quantitative assessment to testing goodwill for impairment. The first step tests for possible impairment by applying a fair value-based test by weighing the results from the income approach and the market approach. The second step, if necessary, measures the amount of such impairment by applying fair value-based tests to individual assets and liabilities. Please refer to Note 4 of these Notes to the Consolidated Financial Statements for additional information.

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

Accounting for Asset Retirement Obligations

We account for asset retirement obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As of January 31, 2016 and January 25, 2015, our asset retirement obligations to return the leasehold improvements at our headquarters facility and certain laboratories at our domestic and international facilities to their original condition upon lease termination were $2 million and $7 million, respectively.

Adoption of New and Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued an accounting standards update regarding the accounting for leases. The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet for leases with a lease term of more than 12 months. In addition, the update will require additional disclosures regarding key information about leasing arrangements. Under existing guidance, operating leases are not recorded as lease assets and lease liabilities on the balance sheet. The update will be effective for us beginning in our first quarter of fiscal year 2020, with early adoption permitted. We are currently evaluating the impact of the adoption of this accounting guidance on our consolidated financial statements, however, we expect the adoption of this accounting guidance to result in an increase in lease assets and a corresponding increase in lease liabilities on our Consolidated Balance Sheets.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In November 2015, the FASB issued an accounting standards update to simplify the presentation of deferred income taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted and may be applied either prospectively or retrospectively. We adopted this update in the fourth quarter of fiscal year 2016 on a prospective basis. Prior reporting periods were not retrospectively adjusted. The adoption of this guidance had no impact on our Consolidated Statements of Income.

In July 2015, the FASB issued an accounting standards update for the subsequent measurement of inventory. The amended guidance requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The requirement would replace the current lower of cost or market evaluation. The update is effective for us beginning in our first quarter of fiscal year 2018, with early adoption permitted to be applied prospectively. The adoption of this accounting guidance is not currently expected to have a material impact on our consolidated financial statements.

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

Our consolidated statements of income include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Year Ended
	January 31, 2016	January 25, 2015	January 26, 2014
	(In millions)
Cost of revenue	$15	$12	$11
Research and development	115	88	83
Sales, general and administrative	74	58	42
Total	$204	$158	$136

Stock-based compensation capitalized in inventories was not significant during fiscal years 2016, 2015 and 2014.

The following is a summary of equity awards granted under our equity incentive plans:

	Year Ended
	January 31,	January 25,	January 26,
	2016	2015	2014
	(In millions, except per share data)
Stock Options
Awards granted	—	—	6
Estimated total grant-date fair value	$—	$—	$21
Weighted average grant-date fair value (per share)	$—	$—	$3.47

RSUs, PSUs and Market-based PSUs
Awards granted	13	13	11
Estimated total grant-date fair value	$296	$228	$145
Weighted average grant-date fair value (per share)	$22.01	$17.68	$13.46

ESPP
Shares purchased	6	7	6
Weighted average price (per share)	$13.67	$10.99	$10.79
Weighted average grant-date fair value (per share)	$4.53	$4.99	$5.60

Beginning fiscal year 2015, we shifted away from granting stock options and toward granting RSUs, PSUs and market-based PSUs to reflect changing market trends for equity incentives at our peer companies. The number of PSUs that will ultimately vest is contingent on the Company’s level of achievement versus the corporate financial performance target established by our Compensation Committee in the beginning of each fiscal year.

Of the total fair value of equity awards, we estimated that the stock-based compensation expense related to the equity awards that are not expected to vest for fiscal years 2016, 2015 and 2014 was $46 million, $37 million and $30 million, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	January 31,	January 25,
	2016	2015
	(In millions)
Unearned stock-based compensation expense	$381	$291

Estimated weighted average remaining amortization period	(In years)
Stock Options	1.1	1.8
RSUs, PSUs and Market-based PSUs	2.7	2.8
ESPP	0.7	0.5

The fair value of stock options granted under our stock option plans and shares issued under our ESPP have been estimated with the following assumptions:

Year Ended
	January 31, 2016	January 25, 2015	January 26, 2014
(Using a binomial model)
Stock Options
Weighted average expected life (in years)	—	—	2.4-3.5
Risk-free interest rate	—	—	1.8%-3.0%
Volatility	—	—	28%-37%
Dividend yield	—	—	1.9%-2.4%

Year Ended
	January 31, 2016	January 25, 2015	January 26, 2014
(Using the Black-Scholes model)
ESPP
Weighted average expected life (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Risk-free interest rate	0.1%-0.7%	0.1%-0.5%	0.1%-0.4%
Volatility	24%-34%	23%-31%	32%-37%
Dividend yield	1.5%-1.8%	1.7%-1.9%	2.0%-2.4%

The expected life of employee stock options is a derived output of our valuation model and is impacted by the underlying assumptions of our company. For ESPP shares, the expected term represents the average term from the first day of the offering period to the purchase date. The risk-free interest rate assumption used to value stock options and ESPP is based upon observed interest rates on Treasury bills appropriate for the expected term of the award. Our expected stock price volatility assumption for ESPP is estimated using historical volatility. For awards granted subsequent to November 7, 2012, we use the dividend yield at grant date. Our RSU, PSU and market-based PSU awards are not eligible for cash dividends prior to vesting; therefore, the fair values of RSUs, PSUs and market-based PSUs are discounted for the dividend yield.

Additionally, for employee stock option, RSU, PSU and market-based PSU awards, we estimate forfeitures annually and revise the estimates of forfeiture in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Equity Incentive Program

We grant stock options, RSUs, PSUs, market-based PSUs and stock purchase rights under the following equity incentive plans.

Amended and Restated 2007 Equity Incentive Plan

In 2007, our shareholders approved the NVIDIA Corporation 2007 Equity Incentive Plan, which was subsequently amended and restated in 2012, 2013 and 2014, or the 2007 Plan.
The 2007 Plan authorizes the issuance of incentive stock options, non-statutory stock options, restricted stock, restricted stock unit, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards to employees, directors and consultants. Only our employees may receive incentive stock options. Up to 187,767,766 shares of our common stock may be issued pursuant to stock awards granted under the 2007 Plan. Currently, we grant RSUs, PSUs and market-based PSUs under the 2007 Plan, under which, as of January 31, 2016, there were 13,538,400 shares available for future issuance.
Stock options previously granted to employees, subject to certain exceptions, vest over a four year period, subject to continued service, with 25% vesting on the anniversary of the hire date in the case of new hires or the anniversary of the date of grant in the case of grants to existing employees and 6.25% vesting at the end of each quarterly period thereafter. Stock options previously granted under the 2007 Plan generally expire ten years from the date of grant.
Subject to certain exceptions, RSUs granted to employees vest over a four year period, subject to continued service, with 25% vesting on a pre-determined date that is close to the anniversary of the date of grant and 12.5% vesting semi-annually thereafter until fully vested.
PSUs vest on a similar schedule as our RSUs. Market-based PSUs vest 100% on approximately the three-year anniversary of the date of grant. However, the number of shares subject to both PSUs and market-based PSUs that are eligible to vest is generally determined by the Compensation Committee based on achievement of pre-determined criteria.
Unless terminated sooner, the 2007 Plan is scheduled to terminate on March 21, 2022. Our Board may suspend or terminate the 2007 Plan at any time. No awards may be granted under the 2007 Plan while the 2007 Plan is suspended or after it is terminated. The Board may also amend the 2007 Plan at any time. However, if legal, regulatory or listing requirements require shareholder approval, the amendment will not go into effect until the shareholders have approved the amendment.

2012 Employee Stock Purchase Plan

In 2012, our shareholders approved the 2012 Employee Stock Purchase Plan, which was subsequently amended and restated in 2014, or the 2012 Plan, as the successor to the 1998 Employee Stock Purchase Plan.
Up to 65,235,816 shares of our common stock may be issued pursuant to purchases under the 2012 Plan. As of January 31, 2016, we had issued 18,459,901 shares and reserved 46,775,915 shares for future issuance under the 2012 Plan.
The 2012 Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. Under the current offerings adopted pursuant to the 2012 Plan, each offering period is 24 months, which is divided into four purchase periods of six months.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is a summary of our equity award transactions under our equity incentive plans:

	RSUs, PSUs and Market-based PSUs Outstanding		Options Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (3)
	(In millions, except years and per share data)
Balances, January 25, 2015	23	$15.94	21	$14.61
Granted (1)(2)	13	$22.01	—	$—
Exercised	—	—	(7)	$14.60
Vested restricted stock	(8)	$15.56	—	—
Canceled and forfeited	(2)	$16.63	(1)	$17.28
Balances, January 31, 2016	26	$19.12	13	$14.49	5.9	$197
Exercisable as of January 31, 2016			11	$14.51	5.6	$159
Vested and expected to vest after January 31, 2016	22	$19.14	13	$14.50	5.8	$191

(1)	Includes the total number of PSUs that became eligible to vest based on the corporate financial performance level achieved for fiscal year 2016.

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

(3)
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at January 31, 2016, based on the $29.29 closing price of our common stock on January 29, 2016.

As of January 31, 2016 and January 25, 2015, there were 14 million and 25 million shares, respectively, of common stock reserved for future issuance under our equity incentive plans.

The total intrinsic value of options exercised was $75 million, $62 million and $14 million for fiscal years 2016, 2015 and 2014, respectively. Upon exercise of an option, we issue new shares of stock. The total fair value of options vested was $17 million, $33 million and $35 million for fiscal years 2016, 2015 and 2014, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 3 - Net Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Year Ended
	January 31, 2016	January 25, 2015	January 26, 2014
	(In millions, except per share data)
Numerator:
Net income	$614	$631	$440
Denominator:
Denominator for basic net income per share, weighted average shares	543	552	588
Effect of dilutive securities:
Equity awards outstanding	13	11	7
Assumed conversion of 1% Convertible Senior Notes Due 2018	13	—	—
Denominator for diluted net income per share, weighted average shares	569	563	595
Net income per share:
Basic	$1.13	$1.14	$0.75
Diluted	$1.08	$1.12	$0.74
Potentially dilutive securities excluded from income per diluted share because their effect would have been anti-dilutive	10	12	26

The 1.00% Convertible Senior Notes, or the Notes, are included in the calculation of diluted net income per share if their inclusion is dilutive. The Notes will generally have a dilutive impact on net income per share if our average stock price for the reporting period exceeds the adjusted conversion price of $20.1204 per share. For the fiscal year ended January 31, 2016, our average stock price exceeded the conversion price, causing the Notes to have a dilutive impact for this period.

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

The denominator for diluted net income per share will not include any effect from the warrants, which we entered into concurrently with the issuance of the Notes, unless our average stock price for the reporting period exceeds the adjusted strike price of $27.0851 per share.

Please refer to Note 11 of these Notes to the Consolidated Financial Statements for additional discussion regarding the Notes.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 4 - Goodwill

The carrying amount of goodwill is as follows:

	January 31, 2016	January 25, 2015
	(In millions)
Icera	$271	$271
PortalPlayer	105	105
3dfx	50	50
Mental Images	59	59
MediaQ	35	35
ULi	31	31
Hybrid Graphics	28	28
Ageia	19	19
Portland Group Inc.	2	2
Other	18	18
Total goodwill	$618	$618

The amount of goodwill allocated to our GPU and Tegra Processor segments was $210 million and $408 million, respectively, as of both January 31, 2016 and January 25, 2015. Please refer to Note 16 of these Notes to the Consolidated Financial Statements for further discussion regarding segments.

We utilized a two-step quantitative analysis to complete our annual impairment test during the fourth quarter of fiscal year 2016 and concluded that there was no impairment, as the fair value of our reporting units exceeded their carrying values. The first step tests for possible impairment by applying a fair value-based test by weighing the results from the income approach and the market approach. The second step, if necessary, measures the amount of such impairment by applying fair value-based tests to individual assets and liabilities.

These income and market valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, residual values, discount rates and comparable multiples from publicly traded companies in our industry and require us to make certain assumptions and estimates regarding industry economic factors and the future profitability of our business. When performing an income approach valuation, we incorporate the use of projected financial information and a discount rate that are developed using market participant based assumptions to our discounted cash flow model. Our estimates of discounted cash flow were based upon, among other things, certain assumptions about our expected future operating performance, such as revenue growth rates, operating margins, risk-adjusted discount rates, and future economic and market conditions. The market method of determining the fair value of our reporting units requires us to use judgment in the selection of appropriate market comparables.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 5 - Amortizable Intangible Assets

The components of our amortizable intangible assets are as follows:

	January 31, 2016				January 25, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(In millions)			(In years)	(In millions)			(In years)
Acquisition-related intangible assets	$193	$(152)	$41	7.0	$189	$(134)	$55	6.8
Patents and licensed technology	462	(337)	125	7.0	449	(282)	167	7.2
Total intangible assets	$655	$(489)	$166		$638	$(416)	$222

Amortization expense associated with intangible assets for fiscal years 2016, 2015 and 2014 was $73 million, $77 million and $73 million, respectively. Future amortization expense for the net carrying amount of intangible assets as of January 31, 2016 is estimated to be $67 million in fiscal year 2017, $52 million in fiscal year 2018, $24 million in fiscal year 2019, $16 million in fiscal year 2020, and $7 million in fiscal year 2021 until fully amortized.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 6 - Marketable Securities

All of our cash equivalents and marketable securities are classified as “available-for-sale” securities. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax, and net realized gains and losses recorded in other income, net, on the Consolidated Statements of Income.

The following is a summary of cash equivalents and marketable securities as of January 31, 2016 and January 25, 2015:

	January 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In millions)
Corporate debt securities	$1,903	$1	$(3)	$1,901
Debt securities of United States government agencies	1,170	1	(1)	1,170
Debt securities issued by United States Treasury	800	1	—	801
Asset-backed securities	435	—	—	435
Mortgage backed securities issued by United States government-sponsored enterprises	229	3	(1)	231
Foreign government bonds	92	—	—	92
Money market funds	43	—	—	43
Total	$4,672	$6	$(5)	$4,673
Classified as:
Cash equivalents				$232
Marketable securities				4,441
Total				$4,673

	January 25, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In millions)
Corporate debt securities	$2,185	$3	$(2)	$2,186
Debt securities of United States government agencies	750	—	—	750
Debt securities issued by United States Treasury	534	3	—	537
Asset-backed securities	453	—	—	453
Mortgage backed securities issued by United States government-sponsored enterprises	274	5	(1)	278
Money market funds	132	—	—	132
Foreign government bonds	85	—	—	85
Total	$4,413	$11	$(3)	$4,421
Classified as:
Cash equivalents				$295
Marketable securities				4,126
Total				$4,421

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides the breakdown of the investments with unrealized losses as of January 31, 2016:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Corporate debt securities	$950	$(3)	$80	$—	$1,030	$(3)
Debt securities issued by United States government agencies	692	(1)	—	—	692	(1)
Mortgage backed securities issued by United States government-sponsored enterprises	97	(1)	31	—	128	(1)
Total	$1,739	$(5)	$111	$—	$1,850	$(5)

We performed an impairment review of our investment portfolio as of January 31, 2016. Factors considered included general market conditions, the duration and extent to which fair value is below cost, and our intent and ability to hold an investment for a sufficient period of time to allow for recovery in value. We also consider specific adverse conditions related to the financial health of and business outlook for an investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in an investee’s credit rating. Investments that we identify as having an indicator of impairment are subject to further analysis to determine if the investment was other than temporarily impaired. Based on our quarterly impairment review and having considered the guidance in the relevant accounting literature, we concluded that our investments were appropriately valued and that no other-than-temporary impairment charges were necessary on our portfolio of available-for-sale investments as of January 31, 2016.

As of January 31, 2016, we had nine investments that were in an unrealized loss position with total unrealized losses amounting to $5 million and with a duration of less than one year. The gross unrealized losses related to fixed income securities were due to changes in interest rates. We have determined that the gross unrealized losses on investment securities as of January 31, 2016 are temporary in nature. Currently, we have the intent and ability to hold our investments with impairment indicators until maturity.

Net realized gains were $2 million for both fiscal year 2016 and 2014 and were not significant for fiscal year 2015.  As of January 31, 2016, net unrealized gain was not significant. As of January 25, 2015, we had a net unrealized gain of $8 million, which was comprised of gross unrealized gains of $11 million, offset by $3 million of gross unrealized losses.

The amortized cost and estimated fair value of cash equivalents and marketable securities, which are primarily debt instruments, are classified as available-for-sale as of January 31, 2016 and January 25, 2015 and are shown below by contractual maturity.

	January 31, 2016		January 25, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Less than one year	$1,619	$1,619	$1,570	$1,570
Due in 1 - 5 years	3,019	3,020	2,720	2,726
Mortgage-backed securities issued by government-sponsored enterprises not due at a single maturity date	34	34	123	125
Total	$4,672	$4,673	$4,413	$4,421

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 7 - Fair Value of Financial Assets and Liabilities

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Our Level 1 assets consist of our money market funds. We classify securities within Level 1 assets when the fair value is obtained from real time quotes for transactions in active exchange markets involving identical assets. Our available-for-sale securities are classified as having Level 2 inputs. Our Level 2 assets are valued utilizing a market approach where the market prices of similar assets are provided by a variety of independent industry standard data providers to our investment custodian. We review the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no significant transfers between Levels 1 and 2 assets for the year ended January 31, 2016. Level 3 assets are based on unobservable inputs to the valuation methodology and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances. Most of our cash equivalents and marketable securities are valued based on Level 2 inputs. We did not have any investments classified as Level 3 as of January 31, 2016.

		Fair Value at
	Pricing Category	January 31, 2016	January 25, 2015
		(In millions)
Assets
Cash equivalents and Marketable securities:
Corporate debt securities (1)	Level 2	$1,901	$2,186
Debt securities of U.S. government agencies (2)	Level 2	$1,170	$750
Debt securities issued by the U.S. Treasury (3)	Level 2	$801	$537
Asset-backed securities (4)	Level 2	$435	$453
Mortgage-backed securities issued by government-sponsored enterprises (3)	Level 2	$231	$278
Foreign government bonds (3)	Level 2	$92	$85
Money market funds (5)	Level 1	$43	$132

Liabilities
Current liability:
1.00% Convertible Senior Notes Due 2018 (6)	Level 2	$2,273	$1,680
Other noncurrent liability:
Interest rate swap (7)	Level 2	$(7)	$—

(1)
Includes $51 million and $147 million in cash equivalents as of January 31, 2016 and January 25, 2015, respectively, and $1.85 billion and $2.04 billion in marketable securities as of January 31, 2016 and January 25, 2015, respectively, on the Consolidated Balance Sheets.

(2)
Includes $90 million and $15 million in cash equivalents as of January 31, 2016 and January 25, 2015, respectively, and $1.08 billion and $735 million in marketable securities as of January 31, 2016 and January 25, 2015, respectively, on the Consolidated Balance Sheets.

(3)	In marketable securities on the Consolidated Balance Sheets.

(4)	Includes $435 million and $453 million in marketable securities as of January 31, 2016 and January 25, 2015, respectively, on the Consolidated Balance Sheets.

(5)	In cash equivalents on the Consolidated Balance Sheets.

(6)
The Notes are carried on our Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount, and are not marked to fair value each period. Please refer to Note 11 of these Notes to the Consolidated Financial Statements for additional information on the Notes.

(7)	Please refer to Note 9 of these Notes to the Consolidated Financial Statements for a discussion regarding our interest rate swap.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 8 - Balance Sheet Components

Certain balance sheet components are as follows:

	January 31, 2016	January 25, 2015
	(In millions)
Inventories:
Raw materials	$105	$157
Work in-process	103	92
Finished goods	210	234
Total inventories	$418	$483

As of January 31, 2016, we had outstanding inventory purchase obligations totaling $391 million.

	January 31, 2016	January 25, 2015	Estimated Useful Life
	(In millions)		(In years)
Property and Equipment:
Land	$218	$218	(A)
Building	13	19	25
Test equipment	354	397	3-5
Software and licenses	98	113	3-5
Leasehold improvements	174	174	(B)
Computer equipment	155	153	3-5
Office furniture and equipment	48	49	5
Capital leases	28	28	(B)
Construction in process	12	28	(C)
Total property and equipment, gross	1,100	1,179
Accumulated depreciation and amortization	(634)	(622)
Total property and equipment, net	$466	$557
(A) Land is a non-depreciable asset.
(B) Leasehold improvements and capital leases are amortized based on the lesser of either the asset’s estimated useful life or the remaining expected lease term.
(C) Construction in process represents assets that are not in service as of the balance sheet date.

Depreciation expense for fiscal years 2016, 2015 and 2014 was $124 million, $143 million and $164 million, respectively.

Accumulated amortization of leasehold improvements and capital leases was $155 million and $140 million as of January 31, 2016 and January 25, 2015, respectively. Amortization of leasehold improvements and capital leases is included in depreciation and amortization expense.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	January 31, 2016	January 25, 2015
	(In millions)
Accrued Liabilities:
Deferred revenue	$322	$296
Customer related liabilities (1)	160	143
Accrued payroll and related expenses	79	112
Accrued restructuring and other charges (2)	23	—
Professional service fees	23	17
Warranty accrual (3)	11	8
Coupon interest on Notes	3	3
Taxes payable, short- term	2	3
Facilities related liabilities	1	8
Other	18	13
Total accrued liabilities and other	$642	$603
(1)  Customer related liabilities primarily includes accrued customer programs, such as rebates and MDFs.
(2) Please refer to Note 17 of these Notes to the Consolidated Financial Statements for a discussion regarding restructuring and other charges.
(3)  Please refer to Note 10 of these Notes to the Consolidated Financial Statements for a discussion regarding warranties.

	January 31, 2016	January 25, 2015
	(In millions)
Other Long Term Liabilities:
Deferred income tax liability	$301	$232
Income tax payable	78	121
Deferred revenue (1)	44	108
Interest rate swap (2)	7	—
Asset retirement obligations	1	7
Other	22	21
Total other long-term liabilities	$453	$489

(1)  Consists primarily of consideration received in advance of our performance obligations under the patent cross licensing agreement that we entered into with Intel Corporation in January 2011. The decrease in deferred revenue, long-term, is a result of revenue recognized during fiscal year 2016.
(2)  Please refer to Note 9 of these Notes to the Consolidated Financial Statements for a discussion regarding our interest rate swap.

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

This interest rate swap, designated as a cash flow hedge, will have settlements beginning in the second quarter of fiscal year 2019, and will terminate in the fourth quarter of fiscal year 2023. Gains or losses on this swap are currently recorded in accumulated other comprehensive income (loss) and will subsequently be recorded in earnings at the point when the related operating lease financing expense begins to affect earnings or if ineffectiveness of the swap should occur. As of January 31, 2016, accumulated other comprehensive income (loss) includes a $7 million loss due to the decrease in fair value of the interest rate swap.

A summary of the notional amount and fair value of the interest rate swap recorded on the Consolidated Balance Sheets at January 31, 2016 and January 25, 2015 is as follows (in millions):

	Notional Amount		Fair Value Asset (Liability)
	January 31, 2016	January 25, 2015	January 31, 2016	January 25, 2015
Cash Flow Hedge
Interest rate swap	$200	$—	$(7)	$—

We formally assess, both at inception and on an ongoing basis, whether the interest rate swap is highly effective. For the year ended January 31, 2016, the interest rate swap was determined to be highly effective and there were no gains or losses associated with ineffectiveness.

The effect of the interest rate swap on other comprehensive income (loss), net of tax, is as follows (in millions):

	January 31, 2016	January 25, 2015
Cash Flow Hedge
Gain (loss) on interest rate swap	$(4)	$—

Over the next twelve months, we do not expect to reclassify any amount from accumulated other comprehensive income (loss) to income as the underlying operating lease financing payments for our new headquarters building will not start within the next twelve months.

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

On July 31, 2015, we announced a voluntary recall and replacement of our SHIELD 8-inch tablets that were sold between July 2014 and July 2015. We had determined that the battery in these tablets can overheat, posing a fire hazard. The recall did not affect any other NVIDIA products. During fiscal year 2016, we recorded a $26 million charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other associated costs.

The estimated product returns and estimated product warranty liabilities for fiscal years 2016, 2015 and 2014 are as follows:

	January 31, 2016	January 25, 2015	January 26, 2014
	(In millions)
Balance at beginning of period	$8	$8	$15
Additions	27	5	7
Deductions	(24)	(5)	(14)
Balance at end of period	$11	$8	$8

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

Note 11 - Convertible Debt

1.00 % Convertible Senior Notes Due 2018

On December 2, 2013, we issued $1.50 billion in Notes. The Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually at a rate of 1.00% per annum. The Notes will mature on December 1, 2018 unless repurchased or converted prior to such date. The Notes were initially convertible at a rate of 49.5958 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of $20.1630 per share of common stock). The conversion rate and conversion price are adjusted upon the occurrence of certain events, including our cash dividends or distributions exceeding $0.085 per share. Accordingly, as of January 31, 2016, the initial conversion rate has been adjusted to 49.7009 shares of common stock per $1,000 principal amount of Notes (equivalent to an adjusted conversion price of $20.1204 per share of common stock) for dividend increases made to that date.

Holders may convert all or any portion of their Notes at their option at any time prior to August 1, 2018 only under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after August 1, 2018 to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes regardless of the foregoing conditions.

The price of our common stock was greater than or equal to 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of our fiscal quarter ended January 31, 2016. Therefore, as of January 31, 2016, the conversion threshold had been met and the Notes became convertible at the holders’ option beginning on February 1, 2016 and ending May 1, 2016. As such, the $1.41 billion carrying value of the Notes was classified as a current liability and the $87 million difference between the principal amount and the carrying value of the Notes was reclassified from shareholders’ equity to convertible debt conversion obligation in the mezzanine equity section of our Consolidated Balance Sheet as of January 31, 2016, and will remain there for as long as the Notes are convertible. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Consequently, the Notes may be reclassified as long-term debt and the convertible debt conversion obligation may be reclassified within shareholders' equity if the conversion threshold is not met in future quarters.

If the notes are converted, we will pay cash up to the aggregate principal amount of the Notes. We may pay or deliver cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Notes being converted. Based on the $29.29 closing price of our common stock on January 29, 2016, the last trading day of fiscal year 2016, the if-converted value of our Notes exceeded their principal amount by approximately $684 million.

Concurrently with the issuance of the Notes, we entered into a convertible note hedge transaction, or the Note Hedges, structured to offset the potential common stock dilution, and/or offset potential cash payments to settle our excess conversion obligation. Cash-settled convertible debt is separated into debt and equity components at issuance and is assigned a fair value. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt without the conversion feature. The difference between the net cash proceeds and this estimated fair value, represents the value assigned to the equity component and is recorded as a debt discount. The debt discount is amortized using the effective interest method from the origination date through its stated contractual maturity date.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The initial debt component of the Notes was valued at $1.35 billion based on the contractual cash flows discounted at an appropriate market rate for a non-convertible debt at the date of issuance, which was determined to be 3.15%. The carrying value of the permanent equity component reported in additional paid-in-capital was valued at $126 million and recorded as a debt discount. This amount, together with the $23 million purchaser's discount to the par value of the Notes, represents the total unamortized debt discount of $148 million we recorded at the time of issuance of the Notes. The aggregate debt discount is amortized as interest expense over the contractual term of the Notes using the effective interest method using an interest rate of 3.15%. As of January 31, 2016, after reclassifying $87 million from the shareholders’ equity section of our Consolidated Balance Sheet to convertible debt conversion obligation in the mezzanine equity section of our Consolidated Balance Sheet, the remaining carrying value of the equity component in the shareholders’ equity section of our Consolidated Balance Sheet was $39 million.

The following table presents the carrying amounts of the liability and equity components:

	January 31, 2016	January 25, 2015
	(In millions)
Amount of the equity component	$39	$126

1.00% Convertible Senior Notes Due 2018	$1,500	$1,500
Unamortized debt discount (1)	(87)	(116)
Net carrying amount	$1,413	$1,384
(1) As of January 31, 2016, the remaining period over which the unamortized debt discount will be amortized is 2.8 years.
The following table presents the interest expense for the contractual interest and the accretion of debt discount:

	Year Ended
	January 31, 2016	January 25, 2015	January 26, 2014
	(In millions)
Contractual coupon interest expense	$15	$15	$2
Amortization of debt discount	29	28	5
Total interest expense related to Notes	$44	$43	$7
Note Hedges and Warrants

The net proceeds from the Notes were approximately $1.48 billion after payment of the initial purchaser's discount. Concurrently with the offering of the Notes, we entered into Note Hedges with a strike price equal to the initial conversion price of the Notes, or $20.1630 per share. Adjusting for dividends paid through January 31, 2016, the conversion price of the Notes has been adjusted to $20.1204 per share. The Note Hedges allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would deliver and/or pay, respectively, to the holders of the Notes upon conversion. We paid $167 million for the Note Hedges.

In addition, concurrent with the offering of the Notes and the purchase of the Note Hedges, we entered into a separate warrant transaction, or the Warrants, with an initial strike price to the holders of the Warrants of $27.1425 per share. Under the terms of the Warrants, the strike price is adjusted upon the occurrence of certain events, including our cash dividends or distributions that deviate from $0.085 per share. Accordingly, as of January 31, 2016, the strike price was adjusted to $27.0851 per share, reflecting adjustments for our dividend increases made to that date. The Warrants are net share settled and cover, subject to customary antidilution adjustments, 74 million shares of our common stock. We received $59 million for the Warrants transaction.

The $108 million net cost of the Note Hedges offset by the proceeds from the Warrants was included as a net reduction to additional paid-in capital in the shareholders’ equity section of our Consolidated Balance Sheets.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 12 - Commitments and Contingencies

Inventory Purchase Obligations

As of January 31, 2016, we had outstanding inventory purchase obligations totaling $391 million.

Capital Purchase Obligations

As of January 31, 2016, we had outstanding capital purchase obligations totaling $36 million.

Lease Obligations

Our headquarters complex is located in Santa Clara, California and includes eight buildings that are leased properties. Future minimum lease payments related to headquarters operating leases total $69 million over the remaining terms of the leases, including predetermined rent escalations, and are included in the future minimum lease payment schedule below.

In addition to the commitment of our headquarters, we have other domestic and international office facilities under operating leases expiring through fiscal year 2026. We also include non-cancelable obligations under certain software licensing arrangements as operating leases.

Future minimum lease payments under our non-cancelable operating leases as of January 31, 2016, are as follows:

Future Minimum Lease Obligations
(In millions)
Fiscal Year:
2017	$75
2018	65
2019	58
2020	35
2021	11
2022 and thereafter	20
Total	$264

Rent expense for the years ended January 31, 2016, January 25, 2015 and January 26, 2014 was $45 million, $47 million and $44 million, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Capital lease obligations include building and office equipment lease obligations. The building lease relates to our datacenter in Santa Clara, California. Future minimum lease payments under the building capital lease total $17 million over the remaining lease term, including predetermined rent escalations, and are included in the future minimum lease payment schedule below:

Future Capital Lease Obligations
(In millions)
Fiscal Year:
2017	$5
2018	6
2019	6
Total	$17
Present value of minimum lease payments	$14

Current portion	$4
Long-term portion	$10

Operating Lease Financing Arrangement

In fiscal year 2016, we began to construct a new headquarters building in Santa Clara, California, which is currently targeted for completion in the fourth quarter of fiscal year 2018. We are financing this construction under an off-balance sheet, build-to-suit operating lease arrangement. As a part of this arrangement, we leased the real property we own where the building will be constructed under a 99 year ground lease to a syndicate of banks and concurrently leased back the building under a real property lease.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Litigation

Patent Infringement Cases

On September 4, 2014, NVIDIA filed complaints against Qualcomm, Inc., or Qualcomm, and various Samsung entities in both the United States International Trade Commission, or ITC, and the United States District Court for the District of Delaware alleging infringement of seven patents relating to graphics processing. In the ITC action, NVIDIA seeks to exclude importation of Samsung Galaxy mobile phones and tablets and other consumer electronics and display devices containing Qualcomm’s Adreno, ARM’s Mali or Imagination’s PowerVR graphics architectures, or the Accused Products. On October 6, 2014, the ITC instituted an investigation of NVIDIA’s claim. In June 2015, NVIDIA moved to terminate all asserted claims on four patents and these motions were granted. The ITC held an evidentiary hearing on certain asserted claims of the three remaining patents from June 22 through June 26, 2015. On October 9, 2015, the ITC Administrative Law Judge, or ALJ, rendered an initial determination that importation of the Samsung Accused Products did not violate U.S. law. NVIDIA petitioned for review of the ALJ’s determination and Samsung and Qualcomm filed contingent petitions for review of the ALJ’s determination. On December 14, 2015, the ITC decided not to review the ALJ’s determination and terminated the Investigation. On February 11, 2016, NVIDIA petitioned the United States Court of Appeals for the Federal Circuit to review the ITC’s decision not to review the ALJ’s determination. The petition is currently pending.

In the Delaware action, NVIDIA seeks unspecified damages for Samsung and Qualcomm’s alleged patent infringement. On October 22, 2014, Samsung and Qualcomm exercised their statutory right to stay the Delaware proceedings in light of the pending ITC action and the court granted the motion to stay on October 23, 2014.

On November 10, 2014, Samsung filed a complaint against NVIDIA and Velocity Micro, Inc., in the United States District Court for the Eastern District of Virginia, alleging that NVIDIA infringed six patents and falsely advertised that the Tegra K1 processor is the world’s fastest mobile processor. Samsung amended its complaint twice, first on December 19, 2014, and then on April 10, 2015, without changing its legal claims. Samsung seeks monetary damages and certain injunctive relief as to some of the asserted patents. NVIDIA answered the second amended complaint on April 16, 2015, and asserted counter-claims against Samsung for infringing four of NVIDIA’s patents and for non-infringement and invalidity of the six patents asserted in Samsung’s second amended complaint. On April 24, 2015, Samsung moved to sever NVIDIA’s counter-claims for patent infringement and its motion was granted on May 19, 2015. NVIDIA voluntarily withdrew its counter-claims on May 19, 2015. On June 17, 2015, Velocity Micro, Inc. voluntarily agreed to a permanent injunction regarding two of the asserted patents and those patents were dismissed from the case with prejudice. Samsung’s false advertising claim was dismissed with prejudice on July 30, 2015. On October 15, 2015, NVIDIA’s Motion for Entry of Judgment of Noninfringement was granted as to one of Samsung’s patents. On January 6, 2016, the Court dismissed plaintiff Samsung Electronics America, Inc. due to lack of subject matter jurisdiction.  On January 20, 2016, the Court dismissed with prejudice defendants Old Micro, Inc. and Velocity Holdings, LLC. On January 26, 2016, the Court dismissed with prejudice Samsung’s infringement claims as to one of the four remaining patents. Beginning January 26, 2016, a jury trial was held regarding Samsung’s patent infringement claims as to the three remaining patents. On February 1, 2016, the Court declared a mistrial as to two of the three remaining patents as a sanction based on Samsung’s failure to comply with its obligation to produce all materials its experts relied on in forming the experts’ opinions in the case. The trial continued as to the last patent. On February 5, 2016, the jury returned a verdict of non-infringement of that patent, that one of the four claims of that patent was invalid, and that Samsung was not entitled to any damages. The re-trial of Samsung’s infringement claims on the two remaining patents is scheduled to begin May 4, 2016.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

On November 23, 2014, Samsung filed a complaint against NVIDIA, among others, in the ITC claiming infringement of four United States patents and seeking exclusion and cease and desist orders barring importation of NVIDIA products alleged to infringe Samsung’s patents. On December 23, 2014, the ITC instituted an investigation of Samsung’s claims. On June 5, 2015, Samsung withdrew one patent from the case. A hearing on Samsung’s three remaining patents was held from August 18 through August 21, 2015. On December 22, 2015, the ALJ issued an Initial Determination, or ID, finding that NVIDIA and the other Respondents infringed the asserted claims of the three remaining asserted patents and had violated Section 337. On January 4, 2016, NVIDIA and the other Respondents filed a Petition for Review of the ALJ’s ID seeking review and reversal of his findings that the asserted claims were valid and infringed and that Section 337 had been violated. On January 4, 2016, the Office of Unfair Import Investigations also filed a Petition for Review of the ALJ’s ID seeking review and reversal of his findings that the asserted claims of one of the patents were valid and infringed and that Section 337 had been violated as to that patent. On February 24, 2016, the ITC determined to review in part the ALJ’s ID and asked for further briefing from the parties as to certain issues and patents. As the ITC did not seek to review the findings of infringement and validity of all three patents, the ITC may issue a limited exclusion order and a cease and desist order under one or more of the patents. The innovations claimed in these patents are minor and insignificant to the performance of our products. Based on our plans to modify certain impacted products and certain distribution operations in the United States, we do not believe that the possible entry of these orders will have a significant impact to our business. The target date for the final determination by the ITC is April 25, 2016, followed by the Presidential Review Period ending June 24, 2016.

NVIDIA and Samsung have also challenged the validity of certain of each other’s patents through inter partes review before the United States Patent and Trademark Office. NVIDIA has filed eleven requests for inter partes review on eight of Samsung’s asserted patents. Samsung has filed six requests for inter partes review on six patents asserted by NVIDIA, and Qualcomm has filed three additional requests for inter partes review on two patents asserted by NVIDIA. The United States Patent and Trademark Office has, to date, decided to review four patents owned by NVIDIA, and five patents owned by Samsung. The Patent and Trademark Office has declined to review two patents owned by Samsung. All other requests are currently pending.

On December 21, 2015, Advanced Silicon Technologies LLC filed a complaint in the United States District Court for the District of Delaware alleging infringement of four patents relating to graphics processing and memory management. Advanced Silicon Technologies seeks monetary damages. On February 22, 2016, the Court granted NVIDIA’s unopposed motion to stay that lawsuit pending final resolution of Advanced Silicon Technologies’ parallel lawsuit in the ITC. On December 28, 2015, Advanced Silicon Technologies LLC filed a complaint in the ITC asserting the same four patents and seeking an exclusion order barring importation of NVIDIA products alleged to infringe those patents. On January 29, 2016, the ITC instituted an investigation of Advanced Silicon Technologies’ claims. NVIDIA responded to the ITC complaint on February 25, 2016. A hearing is scheduled for October 3 through October 7, 2016. An initial determination from the ITC ALJ is due February 2, 2017, and the target date for the final determination by the ITC is June 2, 2017.

Accounting for Loss Contingencies

While there can be no assurance of favorable outcomes, we believe the claims made by other parties in the above ongoing matters are without merit and we intend to vigorously defend the actions. As of January 31, 2016, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, any possible range of loss in these matters cannot be reasonably estimated at this time. We are engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 13 - Income Taxes

The income tax expense applicable to income before income taxes consists of the following:

	Year Ended
	January 31, 2016	January 25, 2015	January 26, 2014
	(In millions)
Current income taxes:
Federal	$(43)	$8	$8
State	1	1	1
Foreign	25	17	19
Total current	(17)	26	28
Deferred taxes:
Federal	134	84	17
State	—	—	—
Foreign	—	(1)	(2)
Total deferred	134	83	15
Charge in lieu of taxes attributable to employer stock option plans	12	15	27
Income tax expense	$129	$124	$70

Income before income tax consists of the following:

	Year Ended
	January 31, 2016	January 25, 2015	January 26, 2014
	(In millions)
Domestic	$129	$174	$79
Foreign	614	581	431
Income before income tax	$743	$755	$510

The income tax expense differs from the amount computed by applying the federal statutory income tax rate of 35% to income before income taxes as follows:

	Year Ended
	January 31, 2016	January 25, 2015	January 26, 2014
	(In millions)
Tax expense computed at federal statutory rate	$260	$264	$178
State income taxes, net of federal tax effect	1	1	2
Foreign tax rate differential	(95)	(120)	(94)
U.S. federal R&D tax credit	(38)	(34)	(30)
Stock-based compensation	13	4	9
Tax expense related to intercompany transaction	10	10	10
Restructuring and expiration of statute of limitations	(21)	—	—
Other	(1)	(1)	(5)
Income tax expense	$129	$124	$70

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The tax effect of temporary differences that gives rise to significant portions of the deferred tax assets and liabilities are presented below:

	January 31, 2016	January 25, 2015
	(In millions)
Deferred tax assets:
Net operating loss carryforwards	$57	$72
Accruals and reserves, not currently deductible for tax purposes	58	109
Property, equipment and intangible assets	50	46
Research and other tax credit carryforwards	404	351
Stock-based compensation	29	30
Convertible debt	9	12
Gross deferred tax assets	607	620
Less valuation allowance	(272)	(261)
Total deferred tax assets	335	359
Deferred tax liabilities:
Acquired intangibles	(17)	(25)
Unremitted earnings of foreign subsidiaries	(615)	(500)
Gross deferred tax liabilities	(632)	(525)
Net deferred tax liability	$(297)	$(166)

We recognized income tax expense of $129 million, $124 million and $70 million during fiscal years 2016, 2015, and 2014, respectively. Our annual effective tax rate, was 17.3% in fiscal year 2016, 16.5% in fiscal year 2015 and 13.8% in fiscal year 2014. The difference in the effective tax rates amongst the three years was primarily due to an increase in the amount of earnings subject to United States tax in fiscal years 2016 and 2015, partially offset by a net income tax benefit related to the Icera modem restructuring in fiscal year 2016, and a higher percentage of research tax credit benefit in fiscal year 2014.

Our effective tax rate for each of the fiscal years was lower than the U.S. federal statutory rate of 35% due primarily to income earned in jurisdictions, including British Virgin Islands, Hong Kong, China, Taiwan and United Kingdom, where the tax rate is lower than the United States federal statutory tax rate of 35%, favorable recognition in these fiscal years of the U.S. federal research tax credit and favorable discrete events primarily attributable to the tax benefit recognized upon the expiration of the applicable statutes of limitations.

As of January 31, 2016 and January 25, 2015 we had a valuation allowance of $272 million and $261 million, respectively, related to state and certain foreign deferred tax assets that management determined not likely to be realized due, in part, to projections of future taxable income. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period.

Our deferred tax assets do not include the excess tax benefit related to stock-based compensation that are a component of our federal and state net operating loss and research tax credit carryforwards in the amount of $416 million as of January 31, 2016. Consistent with prior years, the excess tax benefit reflected in our net operating loss and research tax credit carryforwards will be accounted for as a credit to shareholders' equity, if and when realized.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of January 31, 2016, we had federal, state and foreign net operating loss carryforwards of $516 million, $664 million and $289 million, respectively. The federal and state carryforwards will expire beginning in fiscal year 2022 and 2017, respectively. The foreign net operating loss carryforwards of $275 million may be carried forward indefinitely and the remainder of $14 million will begin to expire in fiscal year 2017. As of January 31, 2016, we had federal research tax credit carryforwards of $476 million that will begin to expire in fiscal year 2018. We have state research tax credit carryforwards of $450 million, of which $432 million is attributable to the State of California and may be carried over indefinitely, and $18 million is attributable to various other states and will expire beginning in fiscal year 2017. We have other state tax credit carryforwards of $3 million that will expire in fiscal year 2026 and foreign tax credit carryforwards of $1 million, which may be refunded in fiscal years 2017 through 2020 if not utilized. Our tax attributes, net operating loss and tax credit carryforwards, remain subject to audit and may be adjusted for changes or modification in tax laws, other authoritative interpretations thereof, or other facts and circumstances. Utilization of federal, state, and foreign net operating losses and tax credit carryforwards may also be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state and foreign tax provisions. If any such limitations apply, the federal, states, or foreign net operating loss and tax credit carryforwards, as applicable, may expire or be denied before utilization.

As of January 31, 2016, U.S. federal and state income taxes have not been provided on approximately $2.50 billion of undistributed earnings of non-United States subsidiaries as such earnings are considered to be indefinitely reinvested. We have not provided the amount of unrecognized deferred tax liabilities for temporary differences related to investments in our foreign subsidiaries as the determination of such amount is not practicable.

As of January 31, 2016, we had $230 million of gross unrecognized tax benefits, of which $202 million would affect our effective tax rate if recognized. However, approximately $50 million of the unrecognized tax benefits were related to state income tax positions taken, that, if recognized, would be in the form of a carryforward deferred tax asset that would likely attract a full valuation allowance. The $202 million of unrecognized tax benefits as of January 31, 2016 consisted of $67 million recorded in non-current income taxes payable and $135 million reflected as a reduction to the related deferred tax assets.

A reconciliation of gross unrecognized tax benefits is as follows:

	January 31, 2016	January 25, 2015	January 26, 2014
	(In millions)
Balance at beginning of period	$254	$238	$221
Increases in tax positions for prior years	—	—	—
Decreases in tax positions for prior years	(1)	(1)	(1)
Increases in tax positions for current year	28	23	23
Lapse in statute of limitations	(51)	(6)	(5)
Balance at end of period	$230	$254	$238

We classify an unrecognized tax benefit as a current liability, or amount refundable, to the extent that we anticipate payment or receipt of cash for income taxes within one year. The amount is classified as a long-term liability, or reduction of long-term deferred tax assets or amount refundable, if we anticipate payment or receipt of cash for income taxes during a period beyond a year.

Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 31, 2016, January 25, 2015, and January 26, 2014, we had accrued $11 million, $14 million, and $13 million, respectively, for the payment of interest and penalties related to unrecognized tax benefits, which is not included as a component of our unrecognized tax benefits. As of January 31, 2016, non-current income taxes payable of $78 million consisted of unrecognized tax benefits of $67 million and the related interest and penalties of $11 million.

While we believe that we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of January 31, 2016, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We are subject to taxation by a number of taxing authorities both in the United States and throughout the world. As of January 31, 2016, the material tax jurisdictions that may be subject to examination include the United States, Taiwan, Canada, China, Germany, Hong Kong, France, Japan, and India for fiscal years 2003 through 2015. As of January 31, 2016, the material tax jurisdictions for which we are currently under examination include the state of California for fiscal years 2011 through 2012, and India, Taiwan, France and Germany for fiscal years 2003 through 2015.

Note 14 - Shareholders’ Equity

Share Repurchase Program

Beginning August 2004, our Board of Directors authorized us, subject to certain specifications, to repurchase shares of our common stock. In May 2015, the Board extended the previously authorized repurchase program through December 2018 and authorized an additional $1.62 billion under the repurchase program.

During fiscal year 2016, we repurchased a total of 25 million shares for $587 million and paid $213 million in cash dividends to our shareholders, equivalent to $0.085 per share for the three months ended April 26, 2015, $0.0975 per share for the six months ended October 25, 2015, and $0.115 per share for the three months ended January 31, 2016. As a result, we returned $800 million to shareholders during fiscal year 2016 in the form of share repurchases and dividend payments.

Through January 31, 2016, we have repurchased an aggregate of 231 million shares under our share repurchase program for a total of $3.85 billion. All shares delivered from these repurchases have been placed into treasury stock. As of January 31, 2016, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $1.47 billion.

We intend to return approximately $1.00 billion to our shareholders in fiscal year 2017 through a combination of share repurchases and cash dividends. We also declared on February 17, 2016 that we would pay our next quarterly cash dividend of $0.115 per share on March 23, 2016, to all shareholders of record on March 2, 2016.

In addition to our Board authorized share repurchases, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of RSU and PSU awards under our equity incentive program. During fiscal year 2016, we withheld approximately 3 million shares at a total cost of $66 million through net share settlements. Please refer to Note 2 of these Notes to the Consolidated Financial Statements for further information regarding stock-based compensation related to equity awards granted under our equity incentive programs.

Convertible Preferred Stock

As of January 31, 2016 and January 25, 2015, there were no shares of preferred stock outstanding.

Common Stock

We are authorized to issue up to 2.00 billion shares of our common stock at $0.001 per share par value.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 15 - Employee Retirement Plans

We have a 401(k) retirement plan covering substantially all of our United States employees. Under the plan, participating employees may defer up to 100% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits. Effective January 2013, we began matching a portion of the employee contributions. Our contribution expense in fiscal years 2016, 2015 and 2014 was $8 million, $6 million and $5 million, respectively. We also have defined contribution retirement plans outside of the United States to which we contributed $21 million, $20 million and $16 million for fiscal years 2016, 2015 and 2014, respectively.

Note 16 - Segment Information
Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. Our operating segments are equivalent to our reportable segments.

We report our business in two primary reportable segments - the GPU business and the Tegra Processor business - based on a single underlying graphics architecture.

Our GPU product brands are aimed at specialized markets include GeForce for gamers; Quadro for designers; Tesla for researchers and analysts focused on artificial intelligence, deep learning and big-data; and GRID for cloud-based visual computing users. We also integrate our GPUs into powerful mobile system-on-a-chip (SOC) processors, which drive supercomputing capabilities for tablets and online gaming and entertainment devices, as well as autonomous robots, drones and cars. Our Tegra brand integrates an entire computer onto a single chip, incorporating GPUs and multi-core CPUs with audio, video and input/output capabilities.

We have a single unifying architecture for our GPU and Tegra Processors. This architecture unification leverages our visual computing expertise by charging the operating expenses of certain core engineering functions to the GPU business, while charging the Tegra Processor business for the incremental cost of the teams working directly for that business. In instances where the operating expenses of certain functions benefit both reportable segments, our CODM assigns 100% of those expenses to the reportable segment that benefits the most.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our CODM does not review any information regarding total assets on a reportable segment basis. Reportable segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole. The table below presents details of our reportable segments and the “All Other” category.

	GPU	Tegra Processor	All Other	Consolidated
	(In millions)
Year Ended January 31, 2016:
Revenue	$4,187	$559	$264	$5,010
Depreciation and amortization expense	$110	$43	$44	$197
Operating income (loss)	$1,344	$(239)	$(358)	$747
Year Ended January 25, 2015:
Revenue	$3,839	$579	$264	$4,682
Depreciation and amortization expense	$117	$57	$46	$220
Operating income (loss)	$1,113	$(254)	$(100)	$759
Year Ended January 26, 2014:
Revenue	$3,468	$398	$264	$4,130
Depreciation and amortization expense	$147	$50	$42	$239
Operating income (loss)	$835	$(268)	$(71)	$496

	Year Ended
	January 31, 2016	January 25, 2015	January 26, 2014
	(In millions)
Reconciling items included in "All Other" category:
Unallocated revenue	$264	$264	$264
Unallocated cost of revenue and operating expenses	(244)	(169)	(167)
Stock-based compensation	(204)	(158)	(136)
Restructuring and other charges	(131)	—	—
Acquisition-related costs	(22)	(37)	(32)
Product warranty charges	(21)	—	—
Total	$(358)	$(100)	$(71)
Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on the invoicing address by geographic regions:

	Year Ended
	January 31, 2016	January 25, 2015	January 26, 2014
Revenue:	(In millions)
Taiwan	$1,912	$1,594	$1,321
China	806	922	794
Other Asia Pacific	749	638	675
United States	643	791	727
Europe	482	369	295
Other Americas	418	368	318
Total revenue	$5,010	$4,682	$4,130

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Year Ended
	January 31, 2016	January 25, 2015	January 26, 2014
Revenue:	(In millions)
Gaming	$2,818	$2,058	$1,511
Professional Visualization	750	795	789
Datacenter	339	317	199
Automotive	320	183	99
OEM & IP	783	1,329	1,532
Total revenue	$5,010	$4,682	$4,130

The following table presents summarized information for long-lived assets by geographic region. Long-lived assets consist of property and equipment and deposits and other assets, and exclude goodwill and intangible assets.

	January 31, 2016	January 25, 2015
Long-lived assets:	(In millions)
United States	$414	$467
India	45	48
Taiwan	39	52
China	25	28
Europe	9	52
Other Asia Pacific	1	1
Total long-lived assets	$533	$648

Revenue from significant customers, those representing 10% or more of total revenue for the respective dates, is summarized as follows:

	Year Ended
	January 31, 2016	January 25, 2015	January 26, 2014
Revenue:
Customer A	11%	11%	11%
Customer B	9%	9%	10%

Revenue from both customers was attributable to the GPU business.

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable for the respective periods, is summarized as follows:

	January 31, 2016	January 25, 2015
Accounts Receivable:
Customer B	21%	20%
Customer C	8%	10%

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 17 - Restructuring and Other Charges

In May 2015, we announced our intent to wind down our Icera modem operations and that we were open to a sale of the technology or operations. We pursued the sale of Icera’s technology and operations but were unable to identify a viable buyer with genuine interest. As a result, we began the wind-down of Icera modem operations in the second quarter of fiscal year 2016.

The results of any ongoing Icera modem operations were reported in the Tegra Processor reportable segment during fiscal year 2016 and previous fiscal years, however, restructuring and other charges associated with the wind-down of the Icera modem operations are separately reported with other non-recurring charges and benefits that our CODM deems to be enterprise in nature. Please refer to Note 16 of these Notes to the Consolidated Financial Statements for a discussion regarding our reportable segments.

Our operating expenses for fiscal year 2016 included $131 million of restructuring and other charges. During fiscal year 2016, we also recognized an income tax benefit of $49 million from a tax reserve release upon the expiration of applicable statutes of limitations and a $27 million income tax charge for the write-down of a deferred tax asset, both of which related to our Icera modem operations.

Year Ended
January 31,
2016
(In millions)
Employee severance and related costs	$82
Fixed assets impairment	18
Tax subsidy impairment	17
Facilities and related costs	9
Other exit costs	5
Restructuring and other charges	$131

We expect to incur additional restructuring charges to operating expense of approximately $1 million to $2 million per quarter for each of the first two quarters of fiscal year 2017, after which we expect the restructuring of Icera operations to be substantially complete. These restructuring activities impacted approximately 5% of our global workforce. The following table provides a summary of the restructuring activities and related liabilities recorded in accrued liabilities on our Consolidated Balance Sheets as of January 31, 2016:

January 31,
2016
(In millions)
Balance at beginning of period	$—
Restructuring and other charges	131
Cash payments	(63)
Non-cash adjustments	(45)
Balance at end of period	$23

The remaining balance of $23 million as of January 31, 2016 is expected to be paid during the first half of fiscal year 2017.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 18 - Quarterly Summary (Unaudited)

The following table sets forth our unaudited consolidated financial results, for the last eight fiscal quarters:

	Fiscal Year 2016 Quarters Ended
	January 31, 2016	October 25, 2015	July 26, 2015	April 26, 2015
	(In millions, except per share data)
Statement of Income Data:
Revenue	$1,401	$1,305	$1,153	$1,151
Cost of revenue	$610	$572	$519	$498
Gross profit	$791	$733	$634	$653
Net income	$207	$247	$26	$134
Net income per share:
Basic	$0.38	$0.45	$0.05	$0.24
Diluted	$0.35	$0.44	$0.05	$0.24

	Fiscal Year 2015 Quarters Ended
	January 25, 2015	October 26, 2014	July 27, 2014	April 27, 2014
	(In millions, except per share data)
Statement of Income Data:
Revenue	$1,251	$1,225	$1,103	$1,103
Cost of revenue	$552	$548	$484	$499
Gross profit	$699	$677	$619	$604
Net income	$193	$173	$128	$137
Net income per share:
Basic	$0.35	$0.32	$0.23	$0.24
Diluted	$0.35	$0.31	$0.22	$0.24

NVIDIA CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
	(In millions)
Year ended January 31, 2016
Allowance for doubtful accounts	$3	$—	(1)	$(1)	(1)	$2
Sales return allowance	$14	$9	(2)	$(14)	(4)	$9
Deferred tax valuation allowance	$261	$11	(3)	$—		$272
Year ended January 25, 2015
Allowance for doubtful accounts	$1	$3	(1)	$(1)	(1)	$3
Sales return allowance	$14	$12	(2)	$(12)	(4)	$14
Deferred tax valuation allowance	$244	$17	(3)	$—		$261
Year ended January 26, 2014
Allowance for doubtful accounts	$2	$—	(1)	$(1)	(1)	$1
Sales return allowance	$15	$16	(2)	$(17)	(4)	$14
Deferred tax valuation allowance	$225	$19	(3)	$—		$244

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
(4) Represents sales returns.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	S-8	333-74905	4.1	3/23/1999
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	0-23985	3.1	8/21/2008
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	0-23985	3.1	5/24/2011
3.4	Bylaws of NVIDIA Corporation, Amended and Restated as of November 11, 2013	8-K	0-23985	3.1	11/14/2013
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.2	Specimen Stock Certificate	S-1/A	333-47495	4.2	4/24/1998
4.3	Indenture (including the form of Notes) dated December 2, 2013 between NVIDIA Corporation and Wells Fargo Bank, National Association	8-K	0-23985	4.1	12/2/2013
4.4	Form of 1.00% Convertible Senior Note due 2018 (included in Exhibit 4.3)	8-K	0-23985	4.2	12/2/2013
10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985	10.1	3/7/2006
10.2+	Amended and Restated 2007 Equity Incentive Plan	10-Q	0-23985	10.1	8/20/2014
10.3+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Board Service (2007))	10-Q	0-23985	10.2	8/22/2007
10.4+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Committee Service (2007))	10-Q	0-23985	10.3	8/22/2007
10.5+	2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant - Board Service (2007))	10-Q	0-23985	10.4	8/22/2007
10.6+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Annual Grant - Board Service (2009))	10-Q	0-23985	10.1	8/20/2009
10.7+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Annual Grant - Board Service (2011))	10-Q	0-23985	10.41	5/27/2011
10.8+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Initial Grant - Board Service (2011))	8-K	0-23985	10.1	12/14/2011
10.9+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Stock Option Grant (2012 Annual Board Retainer)	10-Q	0-23985	10.4	5/23/2012
10.10+	2007 Equity Incentive Plan - Non Statutory Stock Option	8-K	0-23985	10.2	9/13/2010
10.11+	2007 Equity Incentive Plan - Incentive Stock Option	8-K	0-23985	10.21	9/13/2010
10.12+	Amended and Restated 2007 Equity Incentive Plan - Non Statutory Stock Option	10-Q	0-23985	10.1	8/22/2012
10.13+	Amended and Restated 2007 Equity Incentive Plan - Incentive Stock Option	10-Q	0-23985	10.2	8/22/2012
10.14+	2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement	10-Q	0-23985	10.22	12/7/2010

10.15+	Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement	10-Q	0-23985	10.3	8/22/2012
10.16+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (without deferral option)	10-Q	0-23985	10.2	5/23/2012
10.17+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (with deferral option)	10-Q	0-23985	10.3	5/23/2012
10.18+	Amended and Restated 2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant - Board Service)	8-K	0-23985	10.1	7/23/2013
10.19+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Deferred Restricted Stock Unit Grant Notice and Deferred Restricted Stock Unit Agreement (2015)	10-K	0-23985	10.25	3/2/2015
10.20+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Deferred Restricted Stock Unit Grant Notice and Deferred Restricted Stock Unit Agreement (2016)	10-K	0-23985	10.26	3/2/2015
10.21+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (2016)	10-K	0-23985	10.27	3/2/2015
10.22+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (Initial Grant - with deferral options)	10-Q	0-23985	10.1	5/20/2015
10.23+	Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement & Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement (2015)	10-Q	0-23985	10.2	5/20/2015
10.24+	Amended and Restated 2012 Employee Stock Purchase Plan	10-Q	0-23985	10.2	8/20/2014
10.25+	Fiscal Year 2015 Variable Compensation Plan	8-K	0-23985	10.1	4/15/2014
10.26+	Fiscal Year 2016 Variable Compensation Plan	8-K	0-23985	10.1	4/10/2015
10.27+	Offer Letter between NVIDIA Corporation and Colette Kress, dated September 13, 2013	8-K	0-23985	10.1	9/16/2013
10.28	Master Confirmation and Supplemental Confirmation between NVIDIA Corporation and Goldman, Sachs & Co., dated May 14, 2013	10-Q	0-23985	10.3	5/22/2013
10.29	Base Convertible Note Hedge Transaction Confirmation	8-K	0-23985	99.1	12/2/2013
10.3	Base Warrant Transaction Confirmation	8-K	0-23985	99.2	12/2/2013
10.31	Additional Convertible Note Hedge Transaction Confirmation	8-K	0-23985	99.3	12/2/2013
10.32	Additional Warrant Transaction Confirmation	8-K	0-23985	99.4	12/2/2013
10.33^	Participation Agreement dated June 19, 2015 among NVIDIA Land Development, LLC, Wachovia Service Corporation, Wells Fargo Bank, National Association, and a syndicate of other institutions	10-Q	0-23985	10.1	8/19/2015
10.34	Agency Agreement dated June 19, 2015 between NVIDIA Land Development, LLC and Wachovia Service Corporation	10-Q	0-23985	10.2	8/19/2015

10.35	Real Property Lease Agreement dated June 19, 2015 between Wachovia Service Corporation and NVIDIA Land Development, LLC	10-Q	0-23985	10.3	8/19/2015
21.1*	List of Registrant's Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.

+  Management contract or compensatory plan or arrangement.

^ Confidential treatment has been granted with respect to portions of this exhibit.

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

Copies of above exhibits not contained herein are available to any shareholder upon written request to:
Investor Relations: NVIDIA Corporation, 2701 San Tomas Expressway, Santa Clara, CA 95050

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2016.

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

Signature	Title	Date
/s/ JEN-HSUN HUANG	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2016
Jen-Hsun Huang
/s/ COLETTE M. KRESS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2016
Colette M. Kress
/s/ MICHAEL J. BYRON	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2016
Michael J. Byron
/s/ TENCH COXE	Director	March 16, 2016
Tench Coxe
/s/ MARK STEVENS	Director	March 16, 2016
Mark Stevens
/s/ JAMES C. GAITHER	Director	March 16, 2016
James C. Gaither
/s/ HARVEY C. JONES	Director	March 16, 2016
Harvey C. Jones
/s/ MARK L. PERRY	Director	March 16, 2016
Mark L. Perry
/s/ WILLIAM J. MILLER	Director	March 16, 2016
William J. Miller
/s/ A. BROOKE SEAWELL	Director	March 16, 2016
A. Brooke Seawell
/s/ ROBERT BURGESS	Director	March 16, 2016
Robert Burgess
/s/ DAWN HUDSON	Director	March 16, 2016
Dawn Hudson
/s/ MICHAEL MCCAFFERY	Director	March 16, 2016
Michael McCaffery
/s/ PERSIS DRELL	Director	March 16, 2016
Persis Drell

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	S-8	333-74905	4.1	3/23/1999
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	0-23985	3.1	8/21/2008
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	0-23985	3.1	5/24/2011
3.4	Bylaws of NVIDIA Corporation, Amended and Restated as of November 11, 2013	8-K	0-23985	3.1	11/14/2013
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.2	Specimen Stock Certificate	S-1/A	333-47495	4.2	4/24/1998
4.3	Indenture (including the form of Notes) dated December 2, 2013 between NVIDIA Corporation and Wells Fargo Bank, National Association	8-K	0-23985	4.1	12/2/2013
4.4	Form of 1.00% Convertible Senior Note due 2018 (included in Exhibit 4.3)	8-K	0-23985	4.2	12/2/2013
10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985	10.1	3/7/2006
10.2+	Amended and Restated 2007 Equity Incentive Plan	10-Q	0-23985	10.1	8/20/2014
10.3+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Board Service (2007))	10-Q	0-23985	10.2	8/22/2007
10.4+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Committee Service (2007))	10-Q	0-23985	10.3	8/22/2007
10.5+	2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant - Board Service (2007))	10-Q	0-23985	10.4	8/22/2007
10.6+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Annual Grant - Board Service (2009))	10-Q	0-23985	10.1	8/20/2009
10.7+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Annual Grant - Board Service (2011))	10-Q	0-23985	10.41	5/27/2011
10.8+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Initial Grant - Board Service (2011))	8-K	0-23985	10.1	12/14/2011
10.9+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Stock Option Grant (2012 Annual Board Retainer)	10-Q	0-23985	10.4	5/23/2012
10.10+	2007 Equity Incentive Plan - Non Statutory Stock Option	8-K	0-23985	10.2	9/13/2010
10.11+	2007 Equity Incentive Plan - Incentive Stock Option	8-K	0-23985	10.21	9/13/2010
10.12+	Amended and Restated 2007 Equity Incentive Plan - Non Statutory Stock Option	10-Q	0-23985	10.1	8/22/2012
10.13+	Amended and Restated 2007 Equity Incentive Plan - Incentive Stock Option	10-Q	0-23985	10.2	8/22/2012

10.14+	2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement	10-Q	0-23985	10.22	12/7/2010
10.15+	Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement	10-Q	0-23985	10.3	8/22/2012
10.16+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (without deferral option)	10-Q	0-23985	10.2	5/23/2012
10.17+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (with deferral option)	10-Q	0-23985	10.3	5/23/2012
10.18+	Amended and Restated 2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant - Board Service)	8-K	0-23985	10.1	7/23/2013
10.19+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Deferred Restricted Stock Unit Grant Notice and Deferred Restricted Stock Unit Agreement (2015)	10-K	0-23985	10.25	3/2/2015
10.20+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Deferred Restricted Stock Unit Grant Notice and Deferred Restricted Stock Unit Agreement (2016)	10-K	0-23985	10.26	3/2/2015
10.21+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (2016)	10-K	0-23985	10.27	3/2/2015
10.22+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (Initial Grant - with deferral options)	10-Q	0-23985	10.1	5/20/2015
10.23+	Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement & Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement (2015)	10-Q	0-23985	10.2	5/20/2015
10.24+	Amended and Restated 2012 Employee Stock Purchase Plan	10-Q	0-23985	10.2	8/20/2014
10.25+	Fiscal Year 2015 Variable Compensation Plan	8-K	0-23985	10.1	4/15/2014
10.26+	Fiscal Year 2016 Variable Compensation Plan	8-K	0-23985	10.1	4/10/2015
10.27+	Offer Letter between NVIDIA Corporation and Colette Kress, dated September 13, 2013	8-K	0-23985	10.1	9/16/2013
10.28	Master Confirmation and Supplemental Confirmation between NVIDIA Corporation and Goldman, Sachs & Co., dated May 14, 2013	10-Q	0-23985	10.3	5/22/2013
10.29	Base Convertible Note Hedge Transaction Confirmation	8-K	0-23985	99.1	12/2/2013
10.3	Base Warrant Transaction Confirmation	8-K	0-23985	99.2	12/2/2013
10.31	Additional Convertible Note Hedge Transaction Confirmation	8-K	0-23985	99.3	12/2/2013
10.32	Additional Warrant Transaction Confirmation	8-K	0-23985	99.4	12/2/2013
10.33^	Participation Agreement dated June 19, 2015 among NVIDIA Land Development, LLC, Wachovia Service Corporation, Wells Fargo Bank, National Association, and a syndicate of other institutions	10-Q	0-23985	10.1	8/19/2015

10.34	Agency Agreement dated June 19, 2015 between NVIDIA Land Development, LLC and Wachovia Service Corporation	10-Q	0-23985	10.2	8/19/2015
10.35	Real Property Lease Agreement dated June 19, 2015 between Wachovia Service Corporation and NVIDIA Land Development, LLC	10-Q	0-23985	10.3	8/19/2015
21.1*	List of Registrant's Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.

+  Management contract or compensatory plan or arrangement.

^ Confidential treatment has been granted with respect to portions of this exhibit.

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