Form 10-Q
period 2016-05-01
NVIDIA CORP
filed 2016-05-25
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2016
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
Yes ☐ No ☒

The number of shares of common stock, $0.001 par value, outstanding as of May 23, 2016, was 534 million.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED May 1, 2016

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share data)

	Three Months Ended
	May 1,	April 26,
	2016	2015

Revenue	$1,305	$1,151
Cost of revenue	554	498
Gross profit	751	653
Operating expenses:
Research and development	346	339
Sales, general and administrative	159	138
Restructuring and other charges	1	—
Total operating expenses	506	477
Income from operations	245	176
Interest income	12	9
Interest expense	(12)	(12)
Other expense, net	(4)	(1)
Income before income tax expense	241	172
Income tax expense	45	38
Net income	$196	$134

Net income per share:
Basic	$0.36	$0.24
Diluted	$0.33	$0.24

Weighted average shares used in per share computation:
Basic	537	549
Diluted	597	568

Cash dividends declared and paid per common share	$0.1150	$0.0850

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended
	May 1,	April 26,
	2016	2015

Net income	$196	$134
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Unrealized gains on available-for-sale securities	6	3
Reclassification adjustments for net realized gains on available-for-sale securities included in net income	—	(2)
Net change in unrealized gains on available-for-sale securities	6	1
Cash flow hedges:
Unrealized losses on cash flow hedges	(1)	—
Net change in unrealized losses on cash flow hedges	(1)	—
Other comprehensive income	5	1
Total comprehensive income	$201	$135

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	May 1,	January 31,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$547	$596
Marketable securities	4,207	4,441
Accounts receivable, net	523	505
Inventories	394	418
Prepaid expenses and other current assets	119	93
Total current assets	5,790	6,053
Property and equipment, net	479	466
Goodwill	618	618
Intangible assets, net	155	166
Other assets	66	67
Total assets	$7,108	$7,370

LIABILITIES, CONVERTIBLE DEBT CONVERSION OBLIGATION AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$320	$296
Accrued and other current liabilities	636	642
Convertible short-term debt	1,421	1,413
Total current liabilities	2,377	2,351
Other long-term liabilities	447	453
Capital lease obligations, long-term	9	10
Total liabilities	2,833	2,814
Commitments and contingencies - see Note 12
Convertible debt conversion obligation	79	87
Shareholders’ equity:
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	4,218	4,170
Treasury stock, at cost	(4,508)	(4,048)
Accumulated other comprehensive income (loss)	1	(4)
Retained earnings	4,484	4,350
Total shareholders' equity	4,196	4,469
Total liabilities, convertible debt conversion obligation and shareholders' equity	$7,108	$7,370

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	May 1,	April 26,
	2016	2015
Cash flows from operating activities:
Net income	$196	$134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45	54
Stock-based compensation expense	53	45
Amortization of debt discount	8	7
Net gain on sale and disposal of long-lived assets and investments	(3)	(3)
Deferred income taxes	33	28
Tax benefits from stock-based compensation	(9)	(6)
Other	4	7
Changes in operating assets and liabilities:
Accounts receivable	(17)	18
Inventories	23	45
Prepaid expenses and other assets	(18)	(17)
Accounts payable	32	(67)
Accrued and other current liabilities	(7)	58
Other long-term liabilities	(31)	(57)
Net cash provided by operating activities	309	246
Cash flows from investing activities:
Proceeds from sales of marketable securities	529	825
Proceeds from maturities of marketable securities	175	238
Purchases of marketable securities	(469)	(1,267)
Purchases of property and equipment and intangible assets	(55)	(30)
Other	(4)	(1)
Net cash provided by (used in) investing activities	176	(235)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	20	50
Tax benefits from stock-based compensation	9	6
Payments related to repurchases of common stock	(500)	(53)
Dividends paid	(62)	(46)
Payments under capital lease obligations	(1)	(1)
Net cash used in financing activities	(534)	(44)
Change in cash and cash equivalents	(49)	(33)
Cash and cash equivalents at beginning of period	596	497
Cash and cash equivalents at end of period	$547	$464

Other non-cash activity:
Assets acquired by assuming related liabilities	$11	$4

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. The January 31, 2016 consolidated balance sheet was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016, as filed with the SEC, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations and financial position have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

Significant Accounting Policies

For a description of significant accounting policies, see Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016. There have been no material changes to our significant accounting policies since the filing of the Annual Report on Form 10-K.

Fiscal Year

We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal year 2017 is a 52-week year and fiscal year 2016 was a 53-week year. The first quarter of fiscal years 2017 and 2016 were both 13-week quarters.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Adoption of New and Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued an accounting standards update which simplifies certain aspects of stock-based compensation accounting, including income taxes at settlement, classifications in the statement of cash flows, forfeitures and net settlements, and will be effective in our first quarter of fiscal year 2018. Early adoption is permitted in any annual or interim period. We are currently evaluating the impact of the adoption of this accounting guidance on our consolidated financial statements.

In February 2016, FASB issued an accounting standards update regarding the accounting for leases by which we will begin recognizing lease assets and liabilities on the balance sheet for leases with a lease term of more than 12 months. The update will require additional disclosures regarding key information about leasing arrangements. Under existing guidance, operating leases are not recorded as lease assets and lease liabilities on the balance sheet. The update will be effective for us beginning in our first quarter of fiscal year 2020, with early adoption permitted. We are currently evaluating the impact of the adoption of this accounting guidance on our consolidated financial statements, however, we expect the adoption of this accounting guidance to result in an increase in lease assets and a corresponding increase in lease liabilities on our Condensed Consolidated Balance Sheets.

In May 2014, the FASB issued an accounting standards update that creates a single source of revenue guidance under U.S. GAAP for all companies, in all industries, effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On July 9, 2015, the FASB voted to defer the effective date by one year, such that the new standard will be effective for us beginning in our first quarter of fiscal year 2019. The FASB will also permit entities to adopt the standard one year earlier if they choose (i.e., the original effective date). In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow-scope improvements and practical expedients, respectively. We will adopt this guidance either by using a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements and have not yet determined which transition method we will apply.

Note 2 - Stock-Based Compensation

Our stock-based compensation expense is associated with stock options, restricted stock units, or RSUs, performance stock units that are based on our corporate financial performance targets, or PSUs, performance stock units that are based on market conditions, or market-based PSUs, and our employee stock purchase plan, or ESPP.

Our Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended
	May 1, 2016	April 26, 2015
	(In millions)
Cost of revenue	$4	$2
Research and development	29	27
Sales, general and administrative	20	16
Total	$53	$45

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Equity Award Activity

The following is a summary of our equity award transactions under our equity incentive plans:

	RSUs, PSUs and Market-based PSUs Outstanding		Options Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share	Number of Shares	Weighted Average Exercise Price Per Share
	(In millions, except per share data)
Balances, January 31, 2016	26	$19.12	13	$14.49
Granted (1) (2)	3	$32.01	—	$—
Exercised	—	$—	(2)	$14.05
Vested restricted stock	(3)	$16.63	—	—
Canceled and forfeited	—	$—	—	$—
Balances, May 1, 2016	26	$21.29	11	$14.57

(1)
Represents PSUs that will be issued and eligible to vest if the corporate financial performance maximum target level for fiscal year 2017 is achieved. Depending on the actual level of achievement of the corporate performance target at the end of fiscal year 2017, the PSUs issued could range from 0 to 2 million shares.

(2)
Represents market-based PSUs that will be issued and eligible to vest if the maximum target for total shareholder return, or TSR, over the 3-year measurement period is achieved. Depending on the ranking of our TSR compared to the respective TSRs of the companies comprising the Standard & Poor’s 500 Index during a 3-year measurement period, the market-based PSUs issued could range from 0 to 0.3 million shares.

Of the total fair value of equity awards granted during the three months ended May 1, 2016 and April 26, 2015, the stock-based compensation expense related to equity awards that are not expected to vest was $10 million and $5 million, respectively.

The following summarizes the aggregate unearned stock-based compensation expense and estimated weighted average amortization period as of May 1, 2016 and January 31, 2016:

	May 1,	January 31,
	2016	2016
	(In millions)
Aggregate unearned stock-based compensation expense	$401	$381

Estimated weighted average amortization period	(In years)
Stock options	1.0	1.1
RSUs, PSUs and market-based PSUs	2.8	2.7
ESPP	0.6	0.7

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3 – Net Income Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended
	May 1,	April 26,
	2016	2015
	(In millions, except per share data)
Numerator:
Net income	$196	$134
Denominator:
Basic weighted average shares	537	549
Dilutive impact of outstanding securities:
Equity awards outstanding	18	13
1% Convertible Senior Notes	29	6
Warrants issued with the Notes	13	—
Diluted weighted average shares	597	568
Net income per share:
Basic (1)	$0.36	$0.24
Diluted (2)	$0.33	$0.24
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	3	3

(1)	Calculated as net income divided by basic weighted average shares.

(2)	Calculated as net income divided by diluted weighted average shares.

The 1.00% Convertible Senior Notes, or the Notes, are included in the calculation of diluted net income per share. The Notes will have a dilutive impact on net income per share if our average stock price for the reporting period exceeds the adjusted conversion price of $20.1013 per share. The Warrants outstanding are included in the calculation of diluted net income per share. The Warrants have a dilutive impact on net income per share if our average stock price for the quarter exceeds the adjusted strike price of $27.0594 per share. For the three months ended May 1, 2016, our average stock price was $32.63, which exceeded both the adjusted conversion price and the adjusted strike price, causing the Notes and the Warrants to have a dilutive impact for this period.

The denominator for diluted net income per share does not include any effect from the convertible note hedge transaction, or the Note Hedges, that we entered into concurrently with the issuance of the Notes, as its effect would be anti-dilutive. In the event of conversion of the Notes, the shares delivered to us under the Note Hedges will offset the dilutive effect of the shares that we would issue under the Notes.

Please refer to Note 11 of these Notes to Condensed Consolidated Financial Statements for additional discussion regarding the Notes.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4 – Income Taxes

We recognized income tax expense of $45 million and $38 million for the three months ended May 1, 2016 and April 26, 2015, respectively. Our effective tax rate was 18.6% and 22.0% for the three months ended May 1, 2016 and April 26, 2015, respectively.

The decrease in our effective tax rate in the three months ended May 1, 2016 as compared to the same period in the prior fiscal year was primarily due to the favorable benefit of the U.S. federal research tax credit, which was permanently re-enacted on December 18, 2015 under the Protecting Americans from Tax Hikes Act of 2015, and lower permanent tax differences related to stock-based compensation, partially offset by an increase in the amount of earnings subject to U.S. tax.

Our effective tax rate for the first three months of fiscal year 2017 of 18.6% was lower than the U.S. federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the U.S. federal statutory tax rate, the benefit of the U.S. federal research tax credit and discrete events that occurred in the first three months of fiscal year 2017 primarily attributable to tax benefits recognized upon the expiration of statutes of limitations in certain non-U.S. jurisdictions.

As of May 1, 2016, we had approximately $50 million of unrecognized tax benefits related to various U.S. state income tax positions. We reasonably expect our current review by the state of California to close within the next twelve months. Upon closure of this review, we reasonably expect that some amount of these state tax benefits would become available for recognition as a deferred tax asset. However, as we have a full valuation allowance on state deferred tax assets, we do not expect this to have a significant impact on our consolidated financial statements. For the three months ended May 1, 2016, there have been no other significant changes to our tax years that remain subject to review by major tax jurisdictions. Further, there have been no significant changes to our unrecognized tax benefits and any related interest or penalties since the fiscal year ended January 31, 2016, other than the recognition of tax benefits upon the expiration of statutes of limitations in certain non-U.S. jurisdictions in the three months ended May 1, 2016.

While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon review, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 - Marketable Securities

All of our cash equivalents and marketable securities are classified as “available-for-sale” securities. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax, and net realized gains and losses recorded in other income and expense, net, on the Condensed Consolidated Statements of Income.

We performed an impairment review of our investment portfolio as of May 1, 2016. Based on our quarterly impairment review, we concluded that our investments were appropriately valued and that no other-than-temporary impairment charges were necessary on our portfolio of available-for-sale investments as of May 1, 2016.

The following is a summary of cash equivalents and marketable securities as of May 1, 2016 and January 31, 2016:

	May 1, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In millions)
Corporate debt securities	$1,791	$3	$(1)	$1,793
Debt securities of United States government agencies	1,027	1	—	1,028
Debt securities issued by United States Treasury	716	2	—	718
Asset-backed securities	380	1	—	381
Mortgage-backed securities issued by United States government-sponsored enterprises	187	3	(2)	188
Foreign government bonds	102	—	—	102
Money market funds	31	—	—	31
Total	$4,234	$10	$(3)	$4,241
Classified as:
Cash equivalents				$34
Marketable securities				4,207
Total				$4,241

	January 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In millions)
Corporate debt securities	$1,903	$1	$(3)	$1,901
Debt securities of United States government agencies	1,170	1	(1)	1,170
Debt securities issued by United States Treasury	800	1	—	801
Asset-backed securities	435	—	—	435
Mortgage-backed securities issued by United States government-sponsored enterprises	229	3	(1)	231
Foreign government bonds	92	—	—	92
Money market funds	43	—	—	43
Total	$4,672	$6	$(5)	$4,673
Classified as:
Cash equivalents				$232
Marketable securities				4,441
Total				$4,673

The following table provides the breakdown of the investments with unrealized losses as of May 1, 2016:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Corporate debt securities	$422	$(1)	$108	$—	$530	$(1)
Mortgage-backed securities issued by United States government-sponsored enterprises	60	(1)	34	—	94	(1)
Total	$482	$(2)	$142	$—	$624	$(2)

The gross unrealized losses as of May 1, 2016 related to fixed income securities were due to changes in interest rates and are temporary in nature. We have the intent and ability to hold our investments with impairment indicators until maturity.

The amortized cost and estimated fair value of cash equivalents and marketable securities, which are primarily debt instruments, are classified as available-for-sale as of May 1, 2016 and January 31, 2016 and are shown below by contractual maturity:

	May 1, 2016		January 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Less than 1 year	$1,714	$1,716	$1,619	$1,619
Due in 1 - 5 years	2,474	2,479	3,019	3,020
Mortgage-backed securities issued by United States government-sponsored enterprises not due at a single maturity date	46	46	34	34
Total	$4,234	$4,241	$4,672	$4,673

Net realized losses were not significant for the three months ended May 1, 2016. Net realized gains were $3 million for the three months ended April 26, 2015.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6 – Fair Value of Financial Assets and Liabilities

We measure our cash equivalents, marketable securities, and interest rate swap at fair value using quoted market prices of identical assets or similar assets from active markets. We review the fair value hierarchy classification on a quarterly basis. There were no significant transfers between Levels 1 and 2 assets or liabilities for the three months ended May 1, 2016, and we did not have any investments or liabilities classified as Level 3 as of May 1, 2016.

		Fair Value at
	Pricing Category	May 1, 2016	January 31, 2016
		(In millions)
Assets
Cash equivalents and marketable securities:
Corporate debt securities (1)	Level 2	$1,793	$1,901
Debt securities of United States government agencies (2)	Level 2	$1,028	$1,170
Debt securities issued by United States Treasury (2)	Level 2	$718	$801
Asset-backed securities (2)	Level 2	$381	$435
Mortgage-backed securities issued by United States government-sponsored enterprises (2)	Level 2	$188	$231
Foreign government bonds (2)	Level 2	$102	$92
Money market funds (3)	Level 1	$31	$43

Liabilities
Current liability:
1.00% Convertible Senior Notes (4)	Level 2	$2,675	$2,273
Other noncurrent liability:
Interest rate swap (5)	Level 2	$(8)	$(7)

(1)
Included $3 million and $51 million in cash equivalents as of May 1, 2016 and January 31, 2016, respectively, and $1.79 billion and $1.85 billion in marketable securities as of May 1, 2016 and January 31, 2016, respectively, on the Condensed Consolidated Balance Sheets.

(2)	Reported in marketable securities on the Condensed Consolidated Balance Sheets.

(3)	Reported in cash equivalents on the Condensed Consolidated Balance Sheets.

(4)
The Notes are carried on our Condensed Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount, and are not marked to fair value each period. See Note 11 of these Notes to Condensed Consolidated Financial Statements for additional information on the Notes.

(5)	Please refer to Note 9 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding our interest rate swap.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7 - Amortizable Intangible Assets

The components of our amortizable intangible assets are as follows:

	May 1, 2016			January 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Acquisition-related intangible assets	$193	$(156)	$37	$193	$(152)	$41
Patents and licensed technology	468	(350)	118	462	(337)	125
Total intangible assets	$661	$(506)	$155	$655	$(489)	$166

Amortization expense associated with intangible assets was $17 million and $19 million for the three months ended May 1, 2016 and April 26, 2015, respectively. Future amortization expense related to the net carrying amount of intangible assets as of May 1, 2016 is estimated to be $51 million for the remainder of fiscal year 2017, $54 million in fiscal year 2018, $26 million in fiscal year 2019, $16 million in fiscal year 2020, $7 million in fiscal year 2021 and a total of $1 million in fiscal year 2022 and beyond.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8 - Balance Sheet Components

Certain balance sheet components are as follows:

	May 1,	January 31,
	2016	2016
Inventories:	(In millions)
Raw materials	$124	$105
Work in-process	105	103
Finished goods	165	210
Total inventories	$394	$418

As of May 1, 2016, we had outstanding inventory purchase obligations totaling $696 million.

	May 1,	January 31,
	2016	2016
Accrued and Other Current Liabilities:	(In millions)
Deferred revenue	$350	$322
Customer related liabilities (1)	142	160
Accrued payroll and related expenses	62	79
Accrued restructuring and other charges (2)	19	23
Professional service fees	18	23
Warranty accrual (3)	10	11
Income taxes payable	9	2
Coupon interest on Notes	6	3
Contributions payable	4	3
Other	16	16
Total accrued and other current liabilities	$636	$642

(1)	Customer related liabilities include accrued customer programs, such as rebates and marketing development funds.

(2)	Please refer to Note 15 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding restructuring and other charges.

(3)	Please refer to Note 10 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding warranties.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	May 1,	January 31,
	2016	2016
Other Long-Term Liabilities:	(In millions)
Deferred income tax liability	$333	$301
Income taxes payable	78	78
Contributions payable	15	13
Interest rate swap (1)	8	7
Deferred revenue (2)	1	44
Other	12	10
Total other long-term liabilities	$447	$453

(1)	Please refer to Note 9 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding our interest rate swap.

(2)	Deferred revenue under our patent cross licensing agreement with Intel Corporation is now located in short term deferred revenue as less than twelve months remains on the agreement.

Note 9 - Derivative Financial Instruments

In August 2015, we entered into an interest rate swap for a portion of the operating lease financing arrangement for our new headquarters building, which entitles us to pay amounts based on a fixed interest rate in exchange for receipt of amounts based on variable interest rates. The objective of this interest rate swap is to mitigate variability in the benchmark interest rate on the first $200 million of existing operating lease financing payments. This interest rate swap is designated as a cash flow hedge, will have settlements beginning in the second quarter of fiscal year 2019, and will terminate in the fourth quarter of fiscal year 2023. Gains or losses on this swap are recorded in accumulated other comprehensive income (loss) and will subsequently be recorded in earnings at the point when the related operating lease financing expense begins to affect earnings or if ineffectiveness of the swap should occur.

During the first quarter of fiscal year 2017, we entered into six foreign currency forward contracts with a total U.S. dollar equivalent notional value of $35 million to mitigate the impact of foreign currency exchange rate movements on our operating expenses. We designate these contracts as cash flow hedges and assess the effectiveness of the hedge relationships on a spot to spot basis. Gains or losses on the contracts are recorded in accumulated other comprehensive income (loss) and will be reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur. The fair value of the contracts as of May 1, 2016 was not significant.

Under the master netting agreements with the respective counterparties to our foreign currency forward contracts, we are allowed to net settle transactions with the same counterparty, subject to applicable requirements. However, we present our derivative assets and liabilities at their gross fair values on our Condensed Consolidated Balance Sheets. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments.

As of May 1, 2016, the maturities of the designated foreign currency forward contracts were three months or less.

We formally assess, both at inception and on an ongoing basis, whether the derivative financial instruments are highly effective. For the three months ended May 1, 2016, all derivative financial instruments were determined to be highly effective and there were no gains or losses associated with ineffectiveness.

The amount of gain or (loss) recognized in other comprehensive income on derivative financial instruments was not significant for the three months ended May 1, 2016.

We expect to realize all of the amounts deferred into accumulated other comprehensive income (loss) related to foreign currency forward contracts within the next twelve months. We do not expect to reclassify any amount from accumulated other comprehensive income (loss) into earnings related to the interest rate swap as the underlying operating lease financing payments for our new headquarters building will not start within the next twelve months.

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

The estimated product returns and estimated product warranty liabilities as of May 1, 2016 and January 31, 2016 were as follows:

	May 1,	January 31,
	2016	2016
	(In millions)
Balance at beginning of period	$11	$8
Additions	1	27
Deductions	(2)	(24)
Balance at end of period	$10	$11

In connection with certain agreements that we have entered into in the past, we have provided indemnities to cover the indemnified party for matters such as tax, product, and employee liabilities. We have included intellectual property indemnification provisions in our technology related agreements with third parties. Maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. We have not recorded any liability in our Condensed Consolidated Financial Statements for such indemnifications.

Note 11 - Convertible Debt
1.00 % Convertible Senior Notes Due 2018
On December 2, 2013, we issued $1.50 billion in Notes. The Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually at a rate of 1.00% per annum. The Notes will mature on December 1, 2018 unless repurchased or converted prior to such date. The Notes were initially convertible at a rate of 49.5958 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of $20.1630 per share of common stock). The conversion rate and conversion price are adjusted upon the occurrence of certain events, including our cash dividends or distributions exceeding $0.085 per share. Accordingly, as of May 1, 2016, the conversion rate has been adjusted to 49.7481 shares of common stock per $1,000 principal amount of Notes (equivalent to an adjusted conversion price of $20.1013 per share of common stock) for dividend increases made to that date.

We separately accounted for the liability and equity components of the Notes at issuance and the value assigned to the debt component was the estimated fair value, as of the issuance date, of a similar debt without the conversion feature. The difference between the net cash proceeds and this estimated fair value represented the value assigned to the equity component and was recorded as a debt discount. The debt discount is amortized using the effective interest method from the origination date through its stated contractual maturity date.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The initial debt component of the Notes was valued at $1.35 billion based on the contractual cash flows discounted at an appropriate market rate for a non-convertible debt at the date of issuance, which was determined to be 3.15%. The initial carrying value of the permanent equity component reported in additional paid-in-capital was valued at $126 million and recorded as a debt discount. This amount, together with the $23 million purchaser's discount to the par value of the Notes, represented the total unamortized debt discount of $148 million we recorded at the time of issuance of the Notes. The aggregate debt discount is amortized as interest expense over the contractual term of the Notes using the effective interest method using an interest rate of 3.15%.

The following table presents the carrying amounts of the liability and equity components:

	May 1,	January 31,
	2016	2016
	(In millions)
Amount of the equity component	$39	$39

1.00% Convertible Senior Notes Due 2018	$1,500	$1,500
Unamortized debt discount (1)	(79)	(87)
Net carrying amount	$1,421	$1,413
(1) As of May 1, 2016, the remaining period over which the unamortized debt discount will be amortized is 2.6 years.
The following table presents interest expense for the contractual interest and the accretion of debt discount and issuance costs:

	Three Months Ended
	May 1,	April 26,
	2016	2015
	(In millions)
Contractual coupon interest expense	$4	$4
Amortization of debt discount and issuance costs	8	7
Total interest expense related to Notes	$12	$11
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

The price of our common stock was greater than or equal to 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of our fiscal quarter ended January 31, 2016. Therefore, as of January 31, 2016, the conversion threshold had been met and the Notes became convertible at the holders’ option beginning on February 1, 2016 and ending on May 1, 2016. As such, the $1.41 billion carrying value of the Notes as of January 31, 2016 was classified as a current liability and the $87 million difference between the principal amount and the carrying value of the Notes was reclassified from shareholders' equity to convertible debt conversion obligation in the mezzanine equity section of our Condensed Consolidated Balance Sheet as of January 31, 2016.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of May 1, 2016, the Notes continued to be convertible at the holders’ option for the period beginning on May 2, 2016 and ending on July 31, 2016. As such, the $1.42 billion carrying value of the Notes as of May 1, 2016 continued to be classified as a current liability and the $79 million difference between the principal amount and the carrying value of the Notes continued to be classified as convertible debt conversion obligation in the mezzanine equity section of our Condensed Consolidated Balance Sheet, and will remain there for as long as the Notes are convertible. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Consequently, the Notes may be reclassified as long-term debt and the convertible debt conversion obligation may be reclassified within shareholders' equity if the conversion threshold is not met in future quarters.

Upon conversion of the Notes, we will pay cash up to the aggregate principal amount of the Notes. We may pay or deliver cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Notes being converted. Based on the closing price of our common stock on April 29, 2016 (the last trading day of the first quarter of fiscal year 2017) of $35.53, the if-converted value of our Notes exceeded their principal amount by approximately $1.15 billion. As of May 1, 2016, we had received conversion notices for a total of $0.2 million aggregate principal amount of the Notes, for which conversion is expected to be completed in the second quarter of fiscal year 2017. As of May 1, 2016, no conversions had taken place.

Note Hedges and Warrants

Concurrently with the issuance of the Notes, we entered into a convertible note hedge transaction, or the Note Hedges, with a strike price equal to the initial conversion price of the Notes, or $20.1630 per share. Adjusting for dividends paid through May 1, 2016, the strike price of the Note Hedges has been adjusted to $20.1013 per share. The Note Hedges allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would deliver and/or pay, respectively, to the holders of the Notes upon conversion.

In addition, concurrent with the offering of the Notes and the purchase of the Note Hedges, we entered into a separate warrant transaction, or the Warrants, with an initial strike price to the holders of the Warrants of $27.1425 per share. Under the terms of the Warrants, the strike price is adjusted upon the occurrence of certain events, including our cash dividends or distributions that deviate from $0.085 per share. Accordingly, as of May 1, 2016, the strike price was adjusted to $27.0594 per share, reflecting adjustments for our dividend increases made to that date. The Warrants are net share settled and cover, subject to customary anti-dilution adjustments, 74 million shares of our common stock.

Note 12 - Commitments and Contingencies

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

Patent Infringement Cases

In September 2014, NVIDIA filed complaints against Qualcomm, Inc. and various Samsung entities in both the United States International Trade Commission, or ITC, and the United States District Court for the District of Delaware alleging infringement of certain patents relating to graphics processing. In November 2014, Samsung filed complaints against NVIDIA in the ITC and the United States District Court for the Eastern District of Virginia, alleging that NVIDIA infringed certain patents.

NVIDIA and Samsung, and NVIDIA and Qualcomm, also challenged the validity of certain of each other’s patents through inter partes review before the United States Patent and Trademark Office.

On April 28, 2016, NVIDIA and Samsung entered a binding memorandum of understanding which resolved all existing intellectual property disputes between the parties, and requires the immediate dismissal of all pending litigation between them. As a result of this agreement, on May 5, 2016, Samsung filed a Stipulation of Dismissal in the United States District Court for the Eastern District of Virginia. On May 11, 2016, NVIDIA voluntarily dismissed its petition to the United States Court of Appeals for the Federal Circuit to review the ITC’s decision in Investigation No. 337-TA-932. On May 12, 2016, NVIDIA voluntarily dismissed its Complaint in the United States District Court for the District of Delaware. On May 19, 2016, Samsung filed a Corrected Joint Motion to Terminate Investigation No. 337-TA-941; the motion has not yet been granted. Also as part of this agreement, NVIDIA and Samsung each received a license to a small number of patents of the other, but no portfolio license was granted nor was any compensation paid by either party.

NVIDIA’s dismissals on May 11, 2016 and May 12, 2016 also terminated its claims against Qualcomm.

In December 2015, Advanced Silicon Technologies LLC filed complaints in the ITC and the United States District Court for the District of Delaware alleging infringement of certain patents relating to graphics processing and memory management. NVIDIA and Advanced Silicon Technologies resolved this litigation on April 22, 2016 and NVIDIA agreed to license the patents asserted and other patents owned and controlled by Advanced Silicon Technologies and certain of its affiliates. On April 27, 2016, NVIDIA and Advanced Silicon Technologies jointly moved to terminate the investigation as to NVIDIA. The Office of Unfair Import Investigations supported the motion, and none of the other parties opposed it. On May 10, 2016, the Administrative Law Judge issued an Initial Determination granting the joint request to terminate the investigation as to NVIDIA. The Initial Determination is expected to become the Final Determination of the ITC on or before June 9, 2016. Pursuant to the license agreement, we paid Advanced Silicon Technologies $16 million during the three months ended May 1, 2016, of which $6 million was recorded as a patent-related intangible asset and $10 million was recorded as a charge to cost of revenue.

Accounting for Loss Contingencies

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

Capital Return Program

Beginning August 2004, our Board of Directors authorized us, subject to certain specifications, to repurchase shares of our common stock. In May 2015, the Board extended the previously authorized repurchase program through December 2018 and authorized an additional $1.62 billion under the repurchase program.

In March 2016, we entered into an accelerated share repurchase, or ASR, agreement with an investment bank, under which we made an upfront payment of $500 million to purchase shares of our common stock and received an initial delivery of 12 million shares. Upon final settlement of the ASR, we may either (1) receive additional shares of our common stock, or (2) be required to deliver shares of our common stock or elect to make a cash payment to the investment bank, based on the terms and conditions of the ASR agreement.

We accounted for the ASR program as two separate transactions: (i) the 12 million shares of common stock initially delivered to us were accounted for as a treasury stock transaction and (ii) the unsettled contract was determined to be a forward contract indexed to our own common stock. The initial delivery of 12 million shares resulted in an immediate reduction, on the delivery date, of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share. We have determined that the forward contract met all of the applicable criteria for equity classification. As a result, we recorded $410 million as treasury stock and $90 million, the implied value of the forward contract, as additional paid-in-capital, or APIC, in our Condensed Consolidated Balance Sheets as of May 1, 2016. The remainder of the shares are anticipated to be delivered to us in the second quarter of fiscal year 2017 and, at that time, the forward contract will be reclassified from APIC to treasury stock.

During the three months ended May 1, 2016, we also paid $62 million in cash dividends to our shareholders, equivalent to $0.1150 per share. As a result, we returned $562 million to shareholders during the three months ended May 1, 2016 in the form of share repurchases and dividend payments.

Through May 1, 2016, we have repurchased an aggregate of 243 million shares under our share repurchase program for a total cost of $4.35 billion. All shares delivered from these repurchases have been placed into treasury stock. As of May 1, 2016, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $0.97 billion.

We intend to return approximately $1.00 billion to our shareholders in fiscal year 2017 through a combination of share repurchases and cash dividends. We also declared on May 12, 2016 that we would pay our next quarterly cash dividend of $0.1150 per share on June 20, 2016, to all shareholders of record on May 26, 2016.

Convertible Preferred Stock

As of May 1, 2016 and January 31, 2016, there were no shares of preferred stock outstanding.

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

We report our business in two primary reportable segments - the GPU business and the Tegra Processor business - based on a unified underlying graphics architecture.

Our GPU product brands are aimed at specialized markets including GeForce for gamers; Quadro for designers; Tesla for researchers and analysts focused on artificial intelligence, deep learning and big-data; and GRID for cloud-based visual computing users. Our Tegra brand integrates an entire computer onto a single chip, incorporating GPUs and multi-core CPUs aimed at online gaming and entertainment devices, as well as autonomous robots, drones and cars.

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

The “All Other” category presented below represents the revenue and expenses that our CODM does not assign to either the GPU business or the Tegra Processor business for purposes of making operating decisions or assessing financial performance. The revenue includes primarily patent licensing revenue and the expenses include corporate infrastructure and support costs, stock-based compensation costs, legal settlement costs, amortization of acquisition-related intangible assets, other acquisition-related costs, an advanced healthcare contribution, restructuring and other charges, and other non-recurring charges and benefits that our CODM deems to be enterprise in nature.

Our CODM does not review any information regarding total assets on a reportable segment basis. Reportable segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole. The table below presents details of our reportable segments and the “All Other” category.

	GPU	Tegra Processor	All Other	Consolidated
	(In millions)
Three Months Ended May 1, 2016
Revenue	$1,079	$160	$66	$1,305
Depreciation and amortization expense	$28	$7	$10	$45
Operating income (loss)	$348	$(38)	$(65)	$245

Three Months Ended April 26, 2015
Revenue	$940	$145	$66	$1,151
Depreciation and amortization expense	$28	$14	$12	$54
Operating income (loss)	$278	$(57)	$(45)	$176

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended
	May 1, 2016	April 26, 2015
	(In millions)
Reconciling items included in "All Other" category:
Unallocated revenue	$66	$66
Unallocated cost of revenue and operating expenses	(54)	(57)
Stock-based compensation	(53)	(45)
Legal settlement costs	(16)	—
Acquisition-related costs	(4)	(9)
Advanced healthcare contribution	(3)	—
Restructuring and other charges	(1)	—
Total	$(65)	$(45)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended
	May 1,	April 26,
	2016	2015
	(In millions)
Revenue:
Taiwan	$445	$388
China	247	173
United States	194	180
Other Asia Pacific	160	188
Europe	156	119
Other Americas	103	103
Total revenue	$1,305	$1,151
The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Three Months Ended
	May 1,	April 26,
	2016	2015
	(In millions)
Revenue:
Gaming	$687	$587
Professional Visualization	189	181
Datacenter	143	88
Automotive	113	77
OEM & IP	173	218
Total revenue	$1,305	$1,151

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue from significant customers, those representing 10% or more of total revenue for the respective dates, is summarized as follows:

	Three Months Ended
	May 1, 2016	April 26, 2015
Revenue:
Customer A	12%	10%

Revenue from the above customer was attributable to the GPU business.

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable for the respective periods, is summarized as follows:

	May 1, 2016	January 26, 2016
Accounts Receivable:
Customer B	19%	21%
Customer C	13%	—%

Note 15 - Restructuring and Other Charges

In the second quarter of fiscal year 2016, we began the wind-down of our Icera modem operations. Our operating expenses for the three months ended May 1, 2016 included $1 million of restructuring and other charges.

The following table provides a summary of the restructuring activities and related liabilities recorded in accrued liabilities on our Condensed Consolidated Balance Sheets as of May 1, 2016:

May 1,
2016
(In millions)
Balance at beginning of period	$23
Restructuring and other charges	1
Cash payments	(5)
Non-cash adjustments	—
Balance at end of period	$19

The majority of the remaining balance of $19 million as of May 1, 2016 is expected to be paid during fiscal year 2017.

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

NVIDIA, the NVIDIA logo, Ansel, GeForce, GeForce NOW, Iray, Maxwell, NVIDIA DRIVE, NVIDIA GRID, NVIDIA SHIELD, NVIDIA VRWorks, Pascal, Quadro, Tegra, and Tesla are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and other countries. Other company and product names may be trademarks of the respective companies with which they are associated.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 and “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and our Condensed Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q, before deciding to purchase or sell shares of our common stock.

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

Our GPU product brands are aimed at specialized markets including GeForce for gamers; Quadro for designers; Tesla for researchers and analysts focused on artificial intelligence, deep learning and big-data; and GRID for cloud-based visual computing users. Our Tegra brand integrates an entire computer onto a single chip, incorporating GPUs and multi-core CPUs aimed at online gaming and entertainment devices, as well as autonomous robots, drones and cars.

Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

Recent Developments, Future Objectives and Challenges

First Quarter of Fiscal Year 2017 Summary

	Three Months Ended
	May 1, 2016	April 26, 2015	Change
	(In millions, except per share data)
Revenue	$1,305	$1,151	13%
Gross margin	57.5%	56.7%	80 bps
Operating expenses	$506	$477	6%
Income from operations	$245	$176	39%
Net income	$196	$134	46%
Net income per diluted share	$0.33	$0.24	38%

Revenue grew 13% for the first quarter of fiscal year 2017 to $1.30 billion. GPU business revenue was $1.08 billion, up 15% from a year earlier, reflecting growth in GeForce Gaming GPU revenue. Tegra Processor business revenue of $160 million for the first quarter of fiscal year 2017 was up 10%, reflecting growth in Tegra automotive.

Gaming platform revenue was $687 million, up 17% from a year ago, as sales from all regions continued to provide growth. Professional visualization revenue from Quadro was $189 million, up 4% year over year. Datacenter revenue, including Tesla and NVIDIA GRID, was $143 million, up 63% from a year earlier, reflecting strong demand for GPU acceleration related to deep learning. Automotive revenue of $113 million from infotainment modules and product development contracts increased 47% from a year earlier. License revenue from our patent license agreement with Intel remained at $66 million.

Gross margin for the first quarter of fiscal year 2017 was 57.5%, up 80 basis points, led by the strength of our Maxwell GPUs, our platform approach, and demand for deep learning.

Operating expenses for the first quarter of fiscal year 2017 were $506 million, up 6% from a year earlier mainly resulting from higher compensation and benefits. Operating expenses for the first quarter of fiscal year 2017 included $6 million of legal settlement costs, $3 million of costs related to an advanced healthcare contribution, $1 million of restructuring and other charges, and $53 million in stock-based compensation and other charges. Income from operations for the first quarter of fiscal year 2017 was $245 million, up 39% from $176 million year over year.

Net income for the first quarter of fiscal year 2017 was $196 million and net income per diluted share was $0.33, up 46% and 38%, respectively, from a year earlier. These increases were driven by revenue and gross margin growth, partially offset by legal settlement costs, the advanced healthcare contribution, and restructuring and other charges.

During the first quarter of fiscal year 2017, we entered into a $500 million accelerated share repurchase agreement, or ASR, and paid $62 million in quarterly cash dividends. For fiscal year 2017, we intend to return approximately $1.00 billion to shareholders through share repurchases and quarterly cash dividends.

Cash, cash equivalents and marketable securities were $4.75 billion as of May 1, 2016, compared to $5.04 billion as of January 31, 2016, as growth in operating cash flow was offset by the quarterly cash dividend and the $500 million ASR agreement we entered into in the first quarter of fiscal year 2017. Cash flow from operating activities was $309 million during the first quarter of fiscal year 2017, up from $246 million a year earlier, primarily due to higher net income from revenue and gross margin growth.

GPU Business

During the first quarter of fiscal year 2017, we launched GeForce GTX 1080 and GTX 1070, based on our new NVIDIA Pascal architecture, expanded the NVIDIA VRWorks software development kit, and introduced NVIDIA Ansel, an in-game photography tool. We also unveiled the NVIDIA Tesla P100 GPU, based on the Pascal architecture, and revealed the NVIDIA DGX-1 supercomputer in a box, a purpose-built system for deep learning. In addition, we launched the 24GB Quadro M6000, the Quadro M2000, new NVIDIA Iray physically-based rendering solutions for the professional visualization markets, and unveiled Iray VR, which creates interactive, photorealistic virtual 3D worlds.

Tegra Processor Business

During the first quarter of fiscal year 2017, we expanded the NVIDIA SHIELD platform’s gaming content available for streaming from GeForce NOW. We introduced the HD Mapping platform for self-driving cars, and announced that NVIDIA DRIVE PX 2 will power all vehicles in ROBORACE, a new autonomous car-racing circuit expected to debut later this year.

Financial Information by Business Segment and Geographic Data
Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. Our operating segments are equivalent to our reportable segments.

We report our business in two primary reportable segments - the GPU business and the Tegra Processor business - based on a unified underlying graphics architecture.

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

The “All Other” category presented below represents the revenue and expenses that our CODM does not assign to either the GPU business or the Tegra Processor business for purposes of making operating decisions or assessing financial performance. The revenue includes primarily patent licensing revenue and the expenses include corporate infrastructure and support costs, stock-based compensation costs, legal settlement costs, amortization of acquisition-related intangible assets, other acquisition-related costs, an advanced healthcare contribution, restructuring and other charges, and other non-recurring charges and benefits that our CODM deems to be enterprise in nature.

Please refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for further disclosure regarding segment information.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our Condensed Consolidated Statements of Income expressed as a percentage of revenue.

	Three Months Ended
	May 1, 2016	April 26, 2015
Revenue	100.0%	100.0%
Cost of revenue	42.5	43.3
Gross profit	57.5	56.7
Operating expenses:
Research and development	26.5	29.5
Sales, general and administrative	12.2	12.0
Restructuring and other charges	0.1	—
Total operating expenses	38.8	41.5
Income from operations	18.7	15.4
Interest income	0.9	0.8
Interest expense	(0.9)	(1.0)
Other expense, net	(0.3)	(0.1)
Income before income tax expense	18.4	15.1
Income tax expense	3.4	3.3
Net income	15.0%	11.8%

Revenue

NVIDIA’s products and services are built for three computing platforms - PC, Datacenter/Cloud, and Mobile. For the first quarter of both fiscal years 2017 and 2016, approximately 67% of our revenue was associated with the PC computing platform, of which GPUs for the gaming and professional visualization markets comprised approximately 87% and 81%, respectively, while PC OEM represented approximately 13% and 19%, respectively.

Revenue by Reportable Segments

	Three Months Ended
	May 1, 2016	April 26, 2015	$ Change	% Change
	(In millions)
GPU	$1,079	$940	$139	15%
Tegra Processor	160	145	15	10
All Other	66	66	—	—
Total	$1,305	$1,151	$154	13%

GPU Business. GPU business revenue increased by 15% for the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016. This increase was due primarily to increased revenue from sales of high-end GeForce GPU products for gaming, which increased over 20%, reflecting a combination of continued strength in PC gaming and increased sales of our Maxwell-based GPU products. Datacenter revenue, including Tesla and NVIDIA GRID, increased over 60%, reflecting strong demand for GPU acceleration related to deep learning. Revenue from Quadro GPUs for professional visualization increased 4% due primarily to higher sales of ultra high-end and mid-range workstation products year over year. Revenue from GeForce GPU products for mainstream PC OEMs declined compared to last year.

Tegra Processor Business. Tegra Processor business revenue increased by 10% for the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016. This was driven by an increase of over 40% in sales of Tegra products serving automotive systems, partially offset by a decline in development services compared to last year.

All Other. We recognized $66 million in revenue during the first quarter of both fiscal years 2017 and 2016, from the patent cross licensing arrangement with Intel.

Concentration of Revenue

Revenue from sales to customers outside of the United States and Other Americas accounted for 77% and 75% of total revenue for the first quarter of fiscal years 2017 and 2016, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.

Revenue from significant customers, those representing 10% or more of total revenue for the respective dates, is summarized as follows:

	Three Months Ended
	May 1, 2016	April 26, 2015
Revenue:
Customer A	12%	10%

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
Our overall gross margin was 57.5% and 56.7% for the first quarter of fiscal years 2017 and 2016, respectively. The increase was driven primarily by a product mix in our GPU business, partially offset by lower gross margins in our Tegra business.
Charges to cost of sales for inventory provisions totaled $22 million and $14 million for the first quarter of fiscal years 2017 and 2016, respectively, unfavorably impacting our gross margin by 1.7% and 1.2%, respectively. Sales of inventory that was previously written-off or written-down totaled $7 million and $9 million for the first quarter of fiscal years 2017 and 2016, respectively, favorably impacting our gross margin by 0.6% and 0.8%, respectively. As a result, the overall net effect on our gross margin from charges to cost of sales for inventory provisions and sales of items previously written-off or written-down was an unfavorable impact of 1.1% and 0.4% for the first quarter of fiscal years 2017 and 2016, respectively.

A discussion of our gross margin results for each of our reportable segments is as follows:

GPU Business. The gross margin of our GPU business increased during the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016. GPU margins increased primarily due to the product mix resulting from stronger sales of our GeForce GPU products for gaming and Tesla products for deep learning and high performance computing.

Tegra Processor Business. The gross margin of our Tegra Processor business decreased during the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016. The decrease in Tegra margins was due to a higher product mix of automotive infotainment system sales, which have lower gross margins than other Tegra products.

Operating Expenses

	Three Months Ended
	May 1, 2016	April 26, 2015	$ Change	% Change
	(In millions)
Research and development expenses	$346	$339	$7	2%
Sales, general and administrative expenses	159	138	21	15
Restructuring and other charges	1	—	1	100
Total operating expenses	$506	$477	$29	6%
Research and development expenses as a percentage of net revenue	27%	29%
Sales, general and administrative expenses as a percentage of net revenue	12%	12%
Restructuring and other charges as a percentage of net revenue	—%	—%

Research and Development

Research and development expenses increased by 2% during the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016. Compensation and benefits increased by $4 million resulting from employee additions and related compensation and benefits costs. Engineering and development expenses increased by $4 million associated with our newest platform architecture, Pascal.

Sales, General and Administrative

Sales, general and administrative expenses increased by 15% during the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016. Compensation and benefits increased by $13 million resulting from employee additions, employee compensation increases and related costs, including stock-based compensation expense. Other expense increased by $5 million mainly due to an advanced healthcare contribution and legal settlement costs.

Restructuring and Other Charges

In the second quarter of fiscal year 2016, we began the wind-down of our Icera modem operations. Our operating expenses for the three months ended May 1, 2016 included $1 million of restructuring and other charges. Please refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for further discussion.

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest expense is primarily comprised of coupon interest and debt discount amortization related to the convertible notes issued in December 2013.

Interest income was $12 million and $9 million during the first quarter of fiscal years 2017 and 2016, respectively. The increase in interest income was primarily due to higher average cash balances invested in interest bearing securities, as well as higher purchased yields.

Interest expense was $12 million during the first quarter of fiscal years 2017 and 2016, consisting primarily of coupon interest and debt discount amortization related to the convertible notes we issued in December 2013.

Other Expense, net

Other expense, net consists primarily of realized gains and losses from the sale of marketable securities, sales or impairments of investments in non-affiliated companies, and the impact of changes in foreign currency rates.

During the first quarter of fiscal years 2017 and 2016, we recorded other expense, net, of $4 million and $1 million, respectively. Other expense, net, in the first quarter of fiscal year 2017 included foreign exchange translation losses, partially offset by a $3 million gain from the sale of an investment in a non-affiliate.

Income Taxes

We recognized income tax expense of $45 million and $38 million for the first quarter of fiscal years 2017 and 2016, respectively. Our effective tax rate was 18.6% and 22.0% for the first quarter of fiscal years 2017 and 2016, respectively.

The decrease in our effective tax rate in the first quarter of fiscal year 2017 as compared to the same period in the prior fiscal year was primarily due to the favorable benefit of the re-enactment of the U.S. federal research tax credit and lower permanent tax differences related to stock-based compensation, partially offset by an increase in earnings subject to U.S. tax.

Our effective tax rate for the first quarter of fiscal year 2017 of 18.6% was lower than the U.S. federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the U.S. federal statutory tax rate, the benefit of the U.S. federal research tax credit and discrete events that occurred in the first quarter of fiscal year 2017 primarily attributable to tax benefits recognized upon the expiration of statutes of limitations in certain non-U.S. jurisdictions.

Please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information.

Liquidity and Capital Resources

	May 1, 2016	January 31, 2016
	(In millions)
Cash and cash equivalents	$547	$596
Marketable securities	4,207	4,441
Cash, cash equivalents and marketable securities	$4,754	$5,037

	Three Months Ended
	May 1, 2016	April 26, 2015
	(In millions)
Net cash provided by operating activities	$309	$246
Net cash provided by (used in) investing activities	$176	$(235)
Net cash used in financing activities	$(534)	$(44)

As of May 1, 2016, we had $4.75 billion in cash, cash equivalents and marketable securities, a decrease of $283 million from the end of fiscal year 2016. Our portfolio of cash equivalents and marketable securities is managed on our behalf by several financial institutions. Our portfolio managers are required to follow our investment policy, which requires the purchase of high grade investment securities, the diversification of asset types, and certain limits on our portfolio duration.

Cash provided by operating activities increased in the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016, primarily due to higher net income from revenue and gross margin growth.

Cash was provided by investing activities in the first quarter of fiscal year 2017, primarily due to more proceeds from sales and maturities of marketable securities than purchases of marketable securities and property and equipment and intangible assets. Cash was used in investing activities in the first quarter of fiscal year 2016, primarily due to higher purchases of marketable securities.

Cash used in financing activities increased in the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016. The increase was primarily due to the $500 million ASR transaction we entered into in the first quarter of fiscal year 2017.

Liquidity

Our primary source of liquidity is cash generated by our operations. Our investment portfolio consists principally of cash and cash equivalents, corporate debt securities, debt securities of United States government agencies, debt securities issued by United States Treasury, asset-backed securities, mortgage-backed securities issued by United States government-sponsored enterprises, foreign government bonds and money market funds. These investments are denominated in United States dollars. As of May 1, 2016, we did not have any investments in auction-rate preferred securities.

Please refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information.

As of May 1, 2016 and January 31, 2016, we had $4.75 billion and $5.04 billion, respectively, in cash, cash equivalents and marketable securities. Our investment policy requires the purchase of high grade investment securities and the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of May 1, 2016, we were in compliance with our investment policy. As of May 1, 2016, our investments in government agencies and government-sponsored enterprises represented 46% of our total investment portfolio, while the financial sector accounted for 24% of our total investment portfolio. All of our investments are in A/A3 or better rated securities.
Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. Most of the amounts held outside the United States may be repatriated to the United States. However, if we repatriate foreign earnings for cash requirements in the United States, we would pay U.S. federal income tax at the rate of 35% less utilization of any net operating loss carryforwards, and further offset by any applicable research and foreign tax credits, plus any state income taxes on such income. Repatriation of some foreign balances may be restricted by local laws.
Dividend payments and any share repurchases must be made from cash held in the United States. In the first quarter of fiscal year 2017, we made total cash dividend payments of $62 million and entered into a $500 million ASR agreement, utilizing a significant amount of our U.S. cash balance previously taxed as of May 1, 2016.
Convertible Notes

On December 2, 2013, we issued $1.50 billion of 1.00% Convertible Senior Notes, or the Notes, due in 2018 and concurrently entered into separate note hedge and warrant transactions. The Notes will mature on December 1, 2018 unless repurchased or converted prior to such date. The Notes were convertible during the first quarter of fiscal year 2017 and are currently convertible at the holders’ option in the second quarter of fiscal year 2017. As of May 1, 2016, we have received conversion notices for a total of $0.2 million aggregate principal amount of the Notes, for which conversion is expected to be completed in the second quarter of fiscal year 2017. Please refer to Note 11 of the Notes to the Condensed Consolidated Financial Statements for further discussion.

Capital Return to Shareholders

In March 2016, we entered into an ASR agreement with an investment bank, under which we made an upfront payment of $500 million to purchase shares of our common stock and received an initial delivery of 12 million shares. Upon final settlement of the ASR, we may either (1) receive additional shares of our common stock, or (2) be required to deliver shares of our common stock or elect to make a cash payment to the investment bank, based on the terms and conditions of the ASR agreement.

During the three months ended May 1, 2016, we also paid $62 million in cash dividends to our shareholders, equivalent to $0.1150 per share. As a result, we returned $562 million to shareholders during the three months ended May 1, 2016 in the form of share repurchases and dividend payments.

We intend to return approximately $1.00 billion to our shareholders in fiscal year 2017 through a combination of share repurchases and cash dividends. We also declared on May 12, 2016 that we would pay our next quarterly cash dividend of $0.1150 per share on June 20, 2016, to all shareholders of record on May 26, 2016.

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

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating, acquisition, share repurchase, cash dividend and capital requirements for at least the next twelve months. However, there is no assurance that we will not need to raise additional equity or debt financing within this time frame. Additional financing may not be available on favorable terms and may be dilutive to our then-current shareholders. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business.

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
Contractual Obligations

As of May 1, 2016, we had outstanding inventory purchase obligations totaling $696 million. There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 for a description of our contractual obligations.

Adoption of New and Recently Issued Accounting Pronouncements

Please see Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of adoption of new and recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

Financial market risks related to investment and interest rate risk are described in our 2016 Annual Report on Form 10-K. As of May 1, 2016, there have been no material changes to the financial market risks described as of January 31, 2016.

Foreign Exchange Rate Risk

During the first quarter of fiscal year May 1, 2016, we entered into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. We designate these contracts as cash flow hedges and assess the effectiveness of the hedge relationships on a spot to spot basis. Gains or losses on the contracts are recorded in accumulated other comprehensive income (loss) and will be reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur.

Please see Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of May 1, 2016, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see Part I, Item 1, Note 12 of the Notes to Condensed Consolidated Financial Statements for a discussion of significant developments in our legal proceedings since January 31, 2016. Please also see Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 for a prior discussion of our legal proceedings.

ITEM 1A. RISK FACTORS

Please refer to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2016. There have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

Before you buy our common stock, you should know that making such an investment involves some risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 and any additional risks set forth below. Additionally, any one of those risks could harm our business, financial condition and results of operations, which could cause our stock price to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

Through May 1, 2016, we have repurchased an aggregate of 243 million shares under our share repurchase program for a total cost of $4.35 billion. All shares delivered from these repurchases have been placed into treasury stock. As of May 1, 2016, we are authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $0.97 billion through December 2018. We intend to return approximately $1.00 billion to shareholders in fiscal year 2017 in the form of share repurchases and cash dividends.

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

The following table presents details of our share repurchase transactions during the first quarter of fiscal year 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In billions)
February 1, 2016 - February 28, 2016	—	$—	—	$1.47
February 29, 2016 - March 27, 2016	—	—	—	$1.47
March 28, 2016 - May 1, 2016	12,108,718	—	12,108,718	$0.97
Total	12,108,718	$41.29	12,108,718
(1) In March 2016, we entered into an accelerated share repurchase, or ASR, agreement with an investment bank, under which we made an upfront payment of $500 million to purchase shares of our common stock and received an initial delivery of 12,108,718 shares. Upon final settlement of the ASR, we may either (1) receive additional shares of our common stock, or (2) be required to deliver shares of our common stock or elect to make a cash payment to the investment bank, based on the terms and conditions of the ASR agreement. The shares we received resulted in a reduction, on the delivery date, of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share. The calculation of the $41.29 average price per share for the period February 1, 2016 to May 1, 2016 is based solely on the result of dividing the $500 million we have paid towards the ASR by the 12,108,718 shares that we received during March 2016. The price we will ultimately pay per share will be no more than the volume-weighted average price over the period of the contract. Please refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for a discussion regarding the ASR program.
In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our equity incentive program. During the first quarter of fiscal year 2017, we withheld approximately 2 million shares at a total cost of $51 million through net share settlements. Please refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plans.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1*	First Amendment to Participation Agreement dated February 17, 2016 among NVIDIA Land Development, LLC, Wachovia Service Corporation, and Wells Fargo Bank, N.A., and a syndicate of other institutions
10.2+	Fiscal Year 2017 Variable Compensation Plan of NVIDIA Corporation	8-K	000-23985	10.1	March 14, 2016
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: May 25, 2016

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1*	First Amendment to Participation Agreement dated February 17, 2016 among NVIDIA Land Development, LLC, Wachovia Service Corporation, and Wells Fargo Bank, N.A., and a syndicate of other institutions
10.2+	Fiscal Year 2017 Variable Compensation Plan of NVIDIA Corporation	8-K	000-23985	10.1	March 14, 2016
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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