Form 10-Q
period 2016-07-31
NVIDIA CORP
filed 2016-08-23
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016
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
Yes ☐ No ☒

The number of shares of common stock, $0.001 par value, outstanding as of August 19, 2016, was 535 million.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED July 31, 2016

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

NVIDIA Twitter Account (https://twitter.com/NVIDIA)
NVIDIA Blog (http://blogs.nvidia.com/)
NVIDIA Facebook Page (https://www.facebook.com/NVIDIA)
NVIDIA LinkedIn Page (http://www.linkedin.com/company/nvidia?trk=hb_tab_compy_id_3608)

In addition, investors and others can follow us on Flipboard, YouTube and Instagram.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	July 31,	July 26,	July 31,	July 26,
	2016	2015	2016	2015

Revenue	$1,428	$1,153	$2,733	$2,304
Cost of revenue	602	519	1,156	1,018
Gross profit	826	634	1,577	1,286
Operating expenses
Research and development	350	320	697	658
Sales, general and administrative	157	149	316	289
Restructuring and other charges	2	89	3	89
Total operating expenses	509	558	1,016	1,036
Income from operations	317	76	561	250
Interest income	12	9	23	18
Interest expense	(12)	(12)	(23)	(22)
Other income (expense), net	—	(1)	(3)	(2)
Income before income tax expense	317	72	558	244
Income tax expense	64	46	109	84
Net income	$253	$26	$449	$160

Net income per share:
Basic	$0.47	$0.05	$0.84	$0.29
Diluted	$0.40	$0.05	$0.73	$0.28

Weighted average shares used in per share computation:
Basic	534	541	536	545
Diluted	631	556	617	563

Cash dividends declared and paid per common share	$0.1150	$0.0975	$0.2300	$0.1825

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	July 31,	July 26,	July 31,	July 26,
	2016	2015	2016	2015

Net income	$253	$26	$449	$160
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Net change in unrealized gains (losses) on available-for-sale securities	5	(7)	11	(6)
Cash flow hedges:
Net change in unrealized losses on cash flow hedges	(3)	—	(4)	—
Other comprehensive income (loss), net of tax	2	(7)	7	(6)
Total comprehensive income	$255	$19	$456	$154

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	July 31,	January 31,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$426	$596
Marketable securities	4,453	4,441
Accounts receivable, net	644	505
Inventories	521	418
Prepaid expenses and other current assets	112	93
Total current assets	6,156	6,053
Property and equipment, net	485	466
Goodwill	618	618
Intangible assets, net	138	166
Other assets	64	67
Total assets	$7,461	$7,370

LIABILITIES, CONVERTIBLE DEBT CONVERSION OBLIGATION AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$423	$296
Accrued and other current liabilities	556	642
Convertible short-term debt	1,428	1,413
Total current liabilities	2,407	2,351
Other long-term liabilities	494	453
Capital lease obligations, long-term	8	10
Total liabilities	2,909	2,814
Commitments and contingencies - see Note 12
Convertible debt conversion obligation	72	87
Shareholders’ equity:
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	4,408	4,170
Treasury stock, at cost	(4,608)	(4,048)
Accumulated other comprehensive income (loss)	4	(4)
Retained earnings	4,675	4,350
Total shareholders' equity	4,480	4,469
Total liabilities, convertible debt conversion obligation and shareholders' equity	$7,461	$7,370

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	July 31,	July 26,
	2016	2015
Cash flows from operating activities:
Net income	$449	$160
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	111	93
Depreciation and amortization	92	103
Deferred income taxes	74	65
Amortization of debt discount	14	14
Tax benefits from stock-based compensation	(26)	(6)
Net gain on sale and disposal of long-lived assets and investments	(3)	(3)
Restructuring and other charges	—	32
Other	7	11
Changes in operating assets and liabilities:
Accounts receivable	(138)	(41)
Inventories	(104)	42
Prepaid expenses and other assets	(17)	(13)
Accounts payable	131	(13)
Accrued and other current liabilities	(85)	60
Other long-term liabilities	(12)	(95)
Net cash provided by operating activities	493	409
Cash flows from investing activities:
Proceeds from sales of marketable securities	901	1,415
Proceeds from maturities of marketable securities	506	487
Proceeds from sale of long-lived assets and investments	6	2
Purchases of marketable securities	(1,415)	(1,861)
Purchases of property and equipment and intangible assets	(87)	(54)
Reimbursement of headquarters building development costs from banks	—	24
Other	(4)	(1)
Net cash provided by (used in) investing activities	(93)	12
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	40	64
Tax benefits from stock-based compensation	26	6
Payments related to repurchases of common stock	(509)	(452)
Dividends paid	(124)	(99)
Payments under capital lease obligations	(2)	(2)
Other	(1)	—
Net cash used in financing activities	(570)	(483)
Change in cash and cash equivalents	(170)	(62)
Cash and cash equivalents at beginning of period	596	497
Cash and cash equivalents at end of period	$426	$435

Other non-cash activity:
Assets acquired by assuming related liabilities	$15	$2

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

Fiscal Year

We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal year 2017 is a 52-week year and fiscal year 2016 was a 53-week year. The second quarter of fiscal years 2017 and 2016 were both 13-week quarters.

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

Adoption of New and Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued an accounting standards update which simplifies certain aspects of stock-based compensation accounting, including income taxes at settlement, classifications in the statement of cash flows, forfeitures and net settlements, and will be effective in our first quarter of fiscal year 2018. Early adoption is permitted in any annual or interim period. We are currently evaluating the impact of the adoption of this accounting guidance on our consolidated financial statements and whether or not to adopt it early. We expect that the adoption of this accounting guidance will result in increased volatility of our effective tax rate, and changes in certain tax-related balance sheet line items and statement of cash flows classifications.

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

Our Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended		Six Months Ended
	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015
	(In millions)
Cost of revenue	$4	$3	$8	$6
Research and development	30	27	59	54
Sales, general and administrative	24	17	44	33
Total	$58	$47	$111	$93

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Equity Award Activity

The following is a summary of our equity award transactions under our equity incentive plans:

	RSUs, PSUs and Market-based PSUs Outstanding		Options Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share	Number of Shares	Weighted Average Exercise Price Per Share
	(In millions, except per share data)
Balances, January 31, 2016	26	$19.12	13	$14.49
Granted (1) (2)	4	$33.80	—	$—
Exercised	—	$—	(3)	$14.26
Vested restricted stock	(4)	$16.68	—	$—
Canceled and forfeited	—	$—	—	$—
Balances, July 31, 2016	26	$21.89	10	$14.57

(1)
Includes PSUs that will be issued and eligible to vest if the corporate financial performance maximum target level for fiscal year 2017 is achieved. Depending on the actual level of achievement of the corporate performance target at the end of fiscal year 2017, the PSUs issued could range from 0 to 2 million shares.

(2)
Includes market-based PSUs that will be issued and eligible to vest if the maximum target for total shareholder return, or TSR, over the 3-year measurement period is achieved. Depending on the ranking of our TSR compared to the respective TSRs of the companies comprising the Standard & Poor’s 500 Index during a 3-year measurement period, the market-based PSUs issued could range from 0 to 0.3 million shares.

Of the total fair value of equity awards granted during the three and six months ended July 31, 2016, the stock-based compensation expense related to equity awards that are not expected to vest was $5 million and $17 million, respectively. Of the total fair value of equity awards granted during the three and six months ended July 26, 2015, the stock-based compensation expense related to equity awards that are not expected to vest was $2 million and $8 million, respectively.

The following summarizes the aggregate unearned stock-based compensation expense and estimated weighted average amortization period as of July 31, 2016 and January 31, 2016:

	July 31,	January 31,
	2016	2016
	(In millions)
Aggregate unearned stock-based compensation expense	$392	$381

Estimated weighted average amortization period	(In years)
Stock options	0.8	1.1
RSUs, PSUs and market-based PSUs	2.6	2.7
ESPP	0.6	0.7

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3 – Net Income Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Six Months Ended
	July 31,	July 26,	July 31,	July 26,
	2016	2015	2016	2015
	(In millions, except per share data)
Numerator:
Net income	$253	$26	$449	$160
Denominator:
Basic weighted average shares	534	541	536	545
Dilutive impact of outstanding securities:
Equity awards outstanding	23	11	20	13
1% Convertible Senior Notes	43	4	37	5
Warrants issued with the Notes	31	—	24	—
Diluted weighted average shares	631	556	617	563
Net income per share:
Basic (1)	$0.47	$0.05	$0.84	$0.29
Diluted (2)	$0.40	$0.05	$0.73	$0.28
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	—	1	4	4

(1)	Calculated as net income divided by basic weighted average shares.

(2)	Calculated as net income divided by diluted weighted average shares.

The 1.00% Convertible Senior Notes, or the Notes, are included in the calculation of diluted net income per share. The Notes have a dilutive impact on net income per share if our average stock price for the reporting period exceeds the adjusted conversion price of $20.0877 per share. The Warrants outstanding are included in the calculation of diluted net income per share. The Warrants have a dilutive impact on net income per share if our average stock price for the quarter exceeds the adjusted strike price of $27.0411 per share. For the three and six months ended July 31, 2016, our average stock price was $46.57 and $39.69, respectively, which exceeded both the adjusted conversion price and the adjusted strike price, causing the Notes and the Warrants to have a dilutive impact for these periods.

The denominator for diluted net income per share does not include any effect from the convertible note hedge transactions, or the Note Hedges, that we entered into concurrently with the issuance of the Notes, as its effect would be anti-dilutive. In the event of conversion of the Notes, the shares delivered to us under the Note Hedges will offset the dilutive effect of the shares that we would issue under the Notes. Please refer to Note 11 of these Notes to Condensed Consolidated Financial Statements for additional discussion regarding the Notes.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4 – Income Taxes

We recognized income tax expense of $64 million and $109 million for the three and six months ended July 31, 2016, respectively, and $46 million and $84 million for the three and six months ended July 26, 2015, respectively. Our effective tax rate was 20.3% and 19.6% for the three and six months ended July 31, 2016, respectively, and 64.0% and 34.3% for the three and six months ended July 26, 2015, respectively.

The decrease in our effective tax rate in the three and six months ended July 31, 2016 compared to the same periods in the prior fiscal year was primarily due to the absence of tax-related restructuring charges recorded in the three months ended July 26, 2015, the favorable benefit of the U.S. federal research tax credit, which was permanently re-enacted in December 2015, and lower permanent tax differences related to stock-based compensation, partly offset by an increase in the amount of earnings subject to U.S. tax.

Our effective tax rate for the six months ended July 31, 2016 of 19.6% was lower than the U.S. federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the U.S. federal statutory tax rate, the benefit of the U.S. federal research tax credit and discrete events that occurred during the six months ended July 31, 2016 primarily attributable to tax benefits recognized upon the expiration of statutes of limitations in certain non-U.S. jurisdictions.

During the three months ended July 31, 2016, we reduced certain unrecognized tax benefits related to various U.S. state income tax positions by $48 million as the state of California settled its review of our fiscal years 2011 and 2012. As a result, we recognized a $13 million state tax benefit, net of the agreed settlement, in the form of a deferred tax asset that is subject to a full valuation allowance. For the six months ended July 31, 2016, there have been no other significant changes to our tax years that remain subject to review by major tax jurisdictions. Further, there have been no other significant changes to our unrecognized tax benefits and any related interest or penalties since the fiscal year ended January 31, 2016, other than the closure of our aforementioned state income tax position and the recognition of tax benefits upon the expiration of statutes of limitations in certain non-U.S. jurisdictions in the six months ended July 31, 2016.

While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon review, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of July 31, 2016, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

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

We performed an impairment review of our investment portfolio as of July 31, 2016. Based on our quarterly impairment review, we concluded that our investments were appropriately valued and that no other-than-temporary impairment charges were necessary on our portfolio of available-for-sale investments as of July 31, 2016.

The following is a summary of cash equivalents and marketable securities as of July 31, 2016 and January 31, 2016:

	July 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In millions)
Corporate debt securities	$1,972	$5	$(1)	$1,976
Debt securities of United States government agencies	1,046	2	—	1,048
Debt securities issued by United States Treasury	809	3	—	812
Asset-backed securities	369	1	—	370
Mortgage-backed securities issued by United States government-sponsored enterprises	175	3	(1)	177
Foreign government bonds	80	—	—	80
Money market funds	47	—	—	47
Total	$4,498	$14	$(2)	$4,510
Classified as:
Cash equivalents				$57
Marketable securities				4,453
Total				$4,510

	January 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In millions)
Corporate debt securities	$1,903	$1	$(3)	$1,901
Debt securities of United States government agencies	1,170	1	(1)	1,170
Debt securities issued by United States Treasury	800	1	—	801
Asset-backed securities	435	—	—	435
Mortgage-backed securities issued by United States government-sponsored enterprises	229	3	(1)	231
Foreign government bonds	92	—	—	92
Money market funds	43	—	—	43
Total	$4,672	$6	$(5)	$4,673
Classified as:
Cash equivalents				$232
Marketable securities				4,441
Total				$4,673

The following table provides the breakdown of the investments with unrealized losses as of July 31, 2016:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Corporate debt securities	$263	$1	$98	$—	$361	$1
Mortgage-backed securities issued by United States government-sponsored enterprises	54	1	31	—	85	1
	$317	$2	$129	$—	$446	$2

The gross unrealized losses as of July 31, 2016 related to fixed income securities due to changes in interest rates and are temporary in nature. We have the intent and ability to hold our investments with impairment indicators until maturity.

The amortized cost and estimated fair value of cash equivalents and marketable securities, which are primarily debt instruments, are classified as available-for-sale as of July 31, 2016 and January 31, 2016 and are shown below by contractual maturity:

	July 31, 2016		January 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Less than 1 year	$1,846	$1,847	$1,619	$1,619
Due in 1 - 5 years	2,591	2,601	3,019	3,020
Mortgage-backed securities issued by United States government-sponsored enterprises not due at a single maturity date	61	62	34	34
Total	$4,498	$4,510	$4,672	$4,673

Net realized losses were not significant for the three and six months ended July 31, 2016 and for the three months ended July 26, 2015. Net realized gains were $3 million for the six months ended July 26, 2015.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6 – Fair Value of Financial Assets and Liabilities

We measure our cash equivalents, marketable securities, and interest rate swap at fair value using quoted market prices of identical assets or similar assets from active markets. We review the fair value hierarchy classification on a quarterly basis. There were no significant transfers between Levels 1 and 2 assets or liabilities for the three months ended July 31, 2016, and we did not have any investments or liabilities classified as Level 3 as of July 31, 2016.

		Fair Value at
	Pricing Category	July 31, 2016	January 31, 2016
		(In millions)
Assets
Cash equivalents and marketable securities:
Corporate debt securities (1)	Level 2	$1,976	$1,901
Debt securities of United States government agencies (2)	Level 2	$1,048	$1,170
Debt securities issued by United States Treasury (3)	Level 2	$812	$801
Asset-backed securities (3)	Level 2	$370	$435
Mortgage-backed securities issued by United States government-sponsored enterprises (3)	Level 2	$177	$231
Foreign government bonds (3)	Level 2	$80	$92
Money market funds (4)	Level 1	$47	$43

Liabilities
Current liability:
1.00% Convertible Senior Notes (5)	Level 2	$4,239	$2,273
Other noncurrent liability:
Interest rate swap (6)	Level 2	$12	$7

(1)
Included $5 million and $51 million in cash equivalents as of July 31, 2016 and January 31, 2016, respectively, and $1.97 billion and $1.85 billion in marketable securities as of July 31, 2016 and January 31, 2016, respectively, on the Condensed Consolidated Balance Sheets.

(2)
Included $5 million and $90 million in cash equivalents as of July 31, 2016 and January 31, 2016, respectively, and $1.04 billion and $1.08 billion in marketable securities as of July 31, 2016 and January 31, 2016, respectively, on the Condensed Consolidated Balance Sheets.

(3)	Reported in marketable securities on the Condensed Consolidated Balance Sheets.

(4)	Reported in cash equivalents on the Condensed Consolidated Balance Sheets.

(5)
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7 - Amortizable Intangible Assets

The components of our amortizable intangible assets are as follows:

	July 31, 2016			January 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Acquisition-related intangible assets	$193	$(160)	$33	$193	$(152)	$41
Patents and licensed technology	469	(364)	105	462	(337)	125
Total intangible assets	$662	$(524)	$138	$655	$(489)	$166

Amortization expense associated with intangible assets was $18 million and $35 million for the three and six months ended July 31, 2016, respectively, and $19 million and $38 million for the three and six months ended July 26, 2015, respectively. Future amortization expense related to the net carrying amount of intangible assets as of July 31, 2016 is estimated to be $34 million for the remainder of fiscal year 2017, $54 million in fiscal year 2018, $26 million in fiscal year 2019, $16 million in fiscal year 2020, $7 million in fiscal year 2021 and a total of $1 million in fiscal year 2022 and beyond.

Note 8 - Balance Sheet Components

Certain balance sheet components are as follows:

	July 31,	January 31,
	2016	2016
Inventories:	(In millions)
Raw materials	$133	$105
Work in-process	143	103
Finished goods	245	210
Total inventories	$521	$418

As of July 31, 2016, we had outstanding inventory purchase obligations totaling $826 million.

	July 31,	January 31,
	2016	2016
Accrued and Other Current Liabilities:	(In millions)
Deferred revenue	$251	$322
Customer related liabilities (1)	144	160
Accrued payroll and related expenses	90	79
Accrued restructuring and other charges (2)	15	23
Professional service fees	14	23
Warranty accrual (3)	8	11
Income taxes payable	6	2
Contributions payable	4	3
Coupon interest on Notes	3	3
Other	21	16
Total accrued and other current liabilities	$556	$642

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1)	Customer related liabilities include accrued customer programs, such as rebates and marketing development funds.

(2)	Please refer to Note 15 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding restructuring and other charges.

(3)	Please refer to Note 10 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding warranties.

	July 31,	January 31,
	2016	2016
Other Long-Term Liabilities:	(In millions)
Deferred income tax liability	$372	$301
Income taxes payable	80	78
Contributions payable	14	13
Interest rate swap (1)	12	7
Deferred revenue (2)	1	44
Other	15	10
Total other long-term liabilities	$494	$453

(1)	Please refer to Note 9 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding our interest rate swap.

(2)	Deferred revenue under our patent cross licensing agreement with Intel Corporation is now located in short term deferred revenue as less than twelve months remains on the agreement.

Note 9 - Derivative Financial Instruments

In August 2015 we entered into an interest rate swap for a portion of the operating lease financing arrangement for our new headquarters building that entitles us to pay amounts based on a fixed interest rate in exchange for receipt of amounts based on variable interest rates. The objective of this interest rate swap is to mitigate variability in the benchmark interest rate on the first $200 million of existing operating lease financing payments. This interest rate swap is designated as a cash flow hedge, will have settlements beginning in the second quarter of fiscal year 2019, and will terminate in the fourth quarter of fiscal year 2023. Gains or losses on this swap are recorded in accumulated other comprehensive income (loss) and will subsequently be recorded in earnings at the point when the related operating lease financing expense begins to affect earnings or if ineffectiveness of the swap should occur.

During the three and six months ended July 31, 2016, we entered into foreign currency forward contracts with a total U.S. dollar equivalent notional value of $61 million and $96 million, respectively, to mitigate the impact of foreign currency exchange rate movements on our operating expenses. We designate these contracts as cash flow hedges and assess the effectiveness of the hedge relationships on a spot to spot basis. Gains or losses on the contracts are recorded in accumulated other comprehensive income (loss) and reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur. The fair value of the contracts as of July 31, 2016 was not significant.

During the three months ended July 31, 2016, we also entered into a foreign currency forward contract to mitigate the impact of foreign currency movements on monetary assets and liabilities that are denominated in currencies other than our reporting currency. This foreign currency forward contract had a total U.S. dollar equivalent notional value of $13 million and was not designated for hedge accounting treatment. Therefore, the change in fair value of this contract is recorded as a component of other income (expense), net, and offsets the change in fair value of the foreign currency denominated monetary assets and liabilities, which is also recorded in other income (expense), net.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of July 31, 2016, the maturities of the designated foreign currency forward contracts were three months or less.

We formally assess, both at inception and on an ongoing basis, whether derivative financial instruments designated for hedge accounting treatment are highly effective. For the three and six months ended July 31, 2016, all derivative financial instruments designated for hedge accounting treatment were determined to be highly effective and there were no gains or losses associated with ineffectiveness.

During the three and six months ended July 31, 2016, we recognized unrealized losses on derivative financial instruments designated for hedge accounting treatment of $3 million and $4 million, respectively, net of tax, in other comprehensive income.

We expect to realize all of the amounts deferred into accumulated other comprehensive income (loss) related to foreign currency forward contracts within the next twelve months. However, we do not expect to reclassify any amount from accumulated other comprehensive income (loss) into earnings related to the interest rate swap as the underlying operating lease financing payments for our new headquarters building will not start within the next twelve months.

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

On July 31, 2015, we announced a voluntary recall and replacement of our SHIELD 8-inch tablets that were sold between July 2014 and July 2015. We have determined that the battery in these tablets can overheat, posing a fire hazard. The recall does not affect any other NVIDIA products. During the twelve months ended January 31, 2016, we recorded a $26 million charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other associated costs.

The estimated product returns and estimated product warranty liabilities as of, and for the six months and twelve months ended July 31, 2016 and January 31, 2016, respectively, were as follows:

	July 31,	January 31,
	2016	2016
	(In millions)
Balance at beginning of period	$11	$8
Additions	1	27
Deductions	(4)	(24)
Balance at end of period	$8	$11

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11 - Convertible Debt
1.00 % Convertible Senior Notes Due 2018
On December 2, 2013, we issued $1.50 billion in Notes. The Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually at a rate of 1.00% per annum. The Notes will mature on December 1, 2018 unless repurchased or converted prior to such date. The Notes were initially convertible at a rate of 49.5958 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of $20.1630 per share of common stock). The conversion rate and conversion price are adjusted upon the occurrence of certain events, including our cash dividends or distributions exceeding $0.085 per share. Accordingly, as of July 31, 2016, the conversion rate has been adjusted to 49.7818 shares of common stock per $1,000 principal amount of Notes (equivalent to an adjusted conversion price of $20.0877 per share of common stock) for dividend increases made to that date.

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

The following table presents the carrying value of the Notes:

	July 31,	January 31,
	2016	2016
	(In millions)
1.00% Convertible Senior Notes Due 2018	$1,500	$1,500
Unamortized debt discount (1)	(72)	(87)
Net carrying amount	$1,428	$1,413
(1) As of July 31, 2016, the remaining period over which the unamortized debt discount will be amortized is 2.3 years.

The following table presents interest expense for the contractual interest and the accretion of debt discount and issuance costs:

	Three Months Ended		Six Months Ended
	July 31,	July 26,	July 31,	July 26,
	2016	2015	2016	2015
	(In millions)
Contractual coupon interest expense	$4	$4	$8	$8
Amortization of debt discount and issuance costs	7	7	14	14
Total interest expense related to Notes	$11	$11	$22	$22

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

The Notes first became convertible as of February 1, 2016. As of July 31, 2016, the Notes continued to be convertible at the holders’ option through October 30, 2016 as the price of our common stock was greater than or equal to 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of our fiscal quarter ended July 31, 2016. As such, the $1.43 billion carrying value of the Notes continued to be classified as a current liability and the $72 million difference between the principal amount and the carrying value of the Notes continued to be classified as convertible debt conversion obligation in the mezzanine equity section of our Condensed Consolidated Balance Sheet, and will remain there for as long as the Notes are convertible. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Consequently, the Notes may be reclassified as long-term debt and the convertible debt conversion obligation may be reclassified within shareholders' equity if the conversion threshold is not met in future quarters.

Upon conversion of the Notes, we will pay cash up to the aggregate principal amount of the Notes. We may pay or deliver cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Notes being converted. Based on the closing price of our common stock on July 29, 2016 (the last trading day of the second quarter of fiscal year 2017) of $57.10, the if-converted value of our Notes exceeded their principal amount by approximately $2.76 billion.

During the three months ended July 31, 2016, an aggregate of $0.2 million in principal amount of the Notes was converted at the holders’ option, and we paid cash of $0.2 million and issued 5,446 shares of our common stock with respect to the conversion obligation in excess of the principal amount. We recognized an insignificant loss on extinguishment related to the conversions of the Notes for the three months ended July 31, 2016. As of July 31, 2016, the remaining aggregate principal amount of the Notes outstanding was $1,499.8 million. As of July 31, 2016, we had received conversion notices for an aggregate of $229 million in principal amount of the Notes plus an additional notice subsequent to July 31, 2016 for $200 million in principal amount of the Notes. Settlements of these conversion requests are expected to be completed in the third quarter of fiscal year 2017.

Note Hedges and Warrants

Concurrently with the issuance of the Notes, we entered into a convertible note hedge transaction, or the Note Hedges, with a strike price equal to the initial conversion price of the Notes, or $20.1630 per share. Adjusting for dividends paid through July 31, 2016, the strike price of the Note Hedges has been adjusted to $20.0877 per share. The Note Hedges allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would deliver and/or pay, respectively, to the holders of the Notes upon conversion. Through July 31, 2016, we had received 5,446 shares of our common stock from the exercise of a portion of the Note Hedges related to the conversion of an aggregate of $0.2 million in principal amount of the Notes.

In addition, concurrent with the offering of the Notes and the purchase of the Note Hedges, we entered into a separate warrant transaction, or the Warrants, with an initial strike price to the holders of the Warrants of $27.1425 per share. Under the terms of the Warrants, the strike price is adjusted upon the occurrence of certain events, including our cash dividends or distributions that deviate from $0.085 per share. Accordingly, as of July 31, 2016, the strike price was adjusted to $27.0411 per share, reflecting adjustments for our dividend increases made to that date. The Warrants are net share settled and cover, subject to customary anti-dilution adjustments, 75 million shares of our common stock. As of July 31, 2016, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

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

On April 28, 2016, NVIDIA and Samsung entered a binding memorandum of understanding which resolved all existing intellectual property disputes between the parties, and requires the immediate dismissal of all pending litigation between them. As a result of this agreement, on May 5, 2016, Samsung filed a Stipulation of Dismissal in the United States District Court for the Eastern District of Virginia. On May 11, 2016, NVIDIA voluntarily dismissed its petition to the United States Court of Appeals for the Federal Circuit to review the ITC’s decision in Investigation No. 337-TA-932. On May 12, 2016, NVIDIA voluntarily dismissed its Complaint in the United States District Court for the District of Delaware. On May 19, 2016, Samsung filed a Corrected Joint Motion to Terminate Investigation No. 337-TA-941. On June 16, 2016, the ITC granted the joint motion and terminated the ITC investigation. The parties have also moved to dismiss all pending inter partes reviews. Also as part of this agreement, NVIDIA and Samsung each received a license to a small number of patents of the other, but no portfolio license was granted nor was any compensation paid by either party. On June 28, 2016, NVIDIA and Samsung executed a settlement agreement based on the April 28, 2016 memorandum of understanding.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NVIDIA’s dismissals on May 11, 2016 and May 12, 2016 also terminated its claims against Qualcomm.

In December 2015, Advanced Silicon Technologies LLC filed complaints in the ITC and the United States District Court for the District of Delaware alleging infringement of certain patents relating to graphics processing and memory management. NVIDIA and Advanced Silicon Technologies resolved this litigation on April 22, 2016 and NVIDIA agreed to license the patents asserted and other patents owned and controlled by Advanced Silicon Technologies and certain of its affiliates. On April 27, 2016, NVIDIA and Advanced Silicon Technologies jointly moved to terminate the investigation as to NVIDIA. The Office of Unfair Import Investigations supported the motion, and none of the other parties opposed it. On May 10, 2016, the Administrative Law Judge issued an Initial Determination granting the joint request to terminate the investigation as to NVIDIA. On June 1, 2016, the ITC issued a Notice determining not to review the Administrative Law Judge’s determination, thereby finalizing termination of the investigation as to NVIDIA. Pursuant to the license agreement, $10 million was recorded as a charge to cost of revenue during the three months ended May 1, 2016.

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

In March 2016, we entered into an accelerated share repurchase, or ASR, agreement with an investment bank, under which we made an upfront payment of $500 million to purchase shares of our common stock and received an initial delivery of 12 million shares. The shares delivered resulted in a reduction, on the delivery date, of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The ASR agreement was settled in July 2016 with a cash payment of $9 million to the investment bank. As a result, a total of 12 million shares were repurchased under the ASR transaction for $509 million, or an average price of $42.06 per share.

During the three and six months ended July 31, 2016, we also paid $62 million and $124 million, respectively, in cash dividends to our shareholders, equivalent to $0.1150 per share. As a result, we returned $71 million and $633 million to shareholders during the three and six months ended July 31, 2016, respectively, in the form of share repurchases and dividend payments.

Through July 31, 2016, we have repurchased an aggregate of 243 million shares under our share repurchase program for a total cost of $4.36 billion. All shares delivered from these repurchases have been placed into treasury stock. As of July 31, 2016, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $0.96 billion.

We intend to return approximately $1.00 billion to our shareholders in fiscal year 2017 through a combination of share repurchases and cash dividends. We also declared on August 11, 2016 that we would pay our next quarterly cash dividend of $0.1150 per share on September 16, 2016, to all shareholders of record on August 25, 2016.

Convertible Preferred Stock

As of July 31, 2016 and January 31, 2016, there were no shares of preferred stock outstanding.

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

The “All Other” category presented below represents the revenue and expenses that our CODM does not assign to either the GPU business or the Tegra Processor business for purposes of making operating decisions or assessing financial performance. The revenue includes primarily patent licensing revenue and the expenses include stock-based compensation expense, corporate infrastructure and support costs, acquisition-related costs, restructuring and other charges, contributions, product warranty charge, legal settlement costs, and other non-recurring charges and benefits that our CODM deems to be enterprise in nature.

Our CODM does not review any information regarding total assets on a reportable segment basis. Reportable segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole. The table below presents details of our reportable segments and the “All Other” category.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	GPU	Tegra Processor	All Other	Consolidated
	(In millions)
Three Months Ended July 31, 2016
Revenue	$1,196	$166	$66	$1,428
Depreciation and amortization expense	$29	$7	$11	$47
Operating income (loss)	$379	$(14)	$(48)	$317

Three Months Ended July 26, 2015
Revenue	$959	$128	$66	$1,153
Depreciation and amortization expense	$27	$11	$11	$49
Operating income (loss)	$273	$(41)	$(156)	$76

Six Months Ended July 31, 2016
Revenue	$2,275	$326	$132	$2,733
Depreciation and amortization expense	$57	$14	$21	$92
Operating income (loss)	$727	$(52)	$(114)	$561

Six Months Ended July 26, 2015
Revenue	$1,899	$273	$132	$2,304
Depreciation and amortization expense	$55	$26	$22	$103
Operating income (loss)	$551	$(99)	$(202)	$250

	Three Months Ended		Six Months Ended
	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015
	(In millions)
Reconciling items included in "All Other" category:
Unallocated revenue	$66	$66	$132	$132
Stock-based compensation expense	(58)	(47)	(111)	(93)
Unallocated cost of revenue and operating expenses	(49)	(67)	(104)	(124)
Acquisition-related costs	(4)	(4)	(8)	(13)
Restructuring and other charges	(2)	(89)	(3)	(89)
Contributions	(1)	—	(4)	—
Product warranty charge	—	(15)	—	(15)
Legal settlement costs	—	—	(16)	—
Total	$(48)	$(156)	$(114)	$(202)

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended		Six Months Ended
	July 31,	July 26,	July 31,	July 26,
	2016	2015	2016	2015
	(In millions)
Revenue:
Taiwan	$505	$445	$949	$832
China	256	181	504	354
United States	206	138	400	318
Other Asia Pacific	191	185	351	373
Europe	167	106	323	225
Other Americas	103	98	206	202
Total revenue	$1,428	$1,153	$2,733	$2,304
The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Three Months Ended		Six Months Ended
	July 31,	July 26,	July 31,	July 26,
	2016	2015	2016	2015
	(In millions)
Revenue:
Gaming	$781	$660	$1,468	$1,247
Professional Visualization	214	176	403	357
Datacenter	151	72	294	160
Automotive	119	71	232	148
OEM & IP	163	174	336	392
Total revenue	$1,428	$1,153	$2,733	$2,304

Revenue from significant customers, those representing 10% or more of total revenue for the respective dates, is summarized as follows:

	Three Months Ended		Six Months Ended
	July 31,	July 26,	July 31,	July 26,
	2016	2015	2016	2015
Revenue:
Customer A	10%	13%	11%	11%
Customer B	8%	10%	8%	10%

Revenue from both customers was attributable to the GPU business.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable for the respective periods, is summarized as follows:

	July 31,	January 31,
	2016	2016
Accounts Receivable:
Customer B	18%	21%

Note 15 - Restructuring and Other Charges

In the second quarter of fiscal year 2016, we began the wind-down of our Icera operations. Our operating expenses for the three and six months ended July 31, 2016 included $2 million and $3 million, respectively, of restructuring and other charges.

The following table provides a summary of the restructuring activities and related liabilities recorded in accrued liabilities on our Condensed Consolidated Balance Sheets as of July 31, 2016 (in millions):

Balance as of January 31, 2016	$23
Restructuring and other charges	3
Cash payments	(12)
Non-cash adjustments	1
Balance as of July 31, 2016	$15

The majority of the remaining balance of $15 million as of July 31, 2016 is expected to be paid during fiscal year 2017.

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

NVIDIA, the NVIDIA logo, GeForce, Quadro, Tegra, Tesla, Ansel, GeForce NOW, Icera, Iray, NVIDIA DGX-1, NVIDIA DRIVE, NVIDIA DesignWorks, NVIDIA GRID, NVIDIA SHIELD, NVIDIA VRWorks, and Pascal are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and other countries. Other company and product names may be trademarks of the respective companies with which they are associated.

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

Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

Recent Developments, Future Objectives and Challenges

Second Quarter of Fiscal Year 2017 Summary

	Three Months Ended
	July 31, 2016	May 1, 2016	July 26, 2015	Q/Q	Y/Y
	(In millions, except per share data)
Revenue	$1,428	$1,305	$1,153	9%	24%
Gross margin	57.9%	57.5%	55.0%	40 bps	290 bps
Operating expenses	$509	$506	$558	1%	(9)%
Income from operations	$317	$245	$76	29%	317%
Net income	$253	$196	$26	29%	873%
Net income per diluted share	$0.40	$0.33	$0.05	21%	700%

Revenue increased 24% in the second quarter of fiscal year 2017 to $1.43 billion. Growth was driven by GPUs for gaming, datacenter and professional visualization, as well as by Tegra automotive systems. GPU business revenue was $1.2 billion, up 25% from a year earlier and up 11% sequentially, reflecting strength in GeForce gaming GPU, datacenter, and professional visualization revenue. Tegra Processor business revenue of $166 million was up 30% year on year and up 4% sequentially, reflecting growth in Tegra automotive systems.

Gaming platform revenue for the second quarter of fiscal year 2017 was $781 million, up 18% from a year ago, driven by Pascal gaming GPU sales across all regions. Datacenter revenue, including Tesla and NVIDIA GRID, was $151 million, up 110% from a year earlier and up 6% sequentially, amid strong demand for GPU acceleration related to deep learning. Professional visualization revenue from Quadro was $214 million, up 22% year over year and up 13% sequentially. Automotive revenue from infotainment modules and product development contracts was $119 million, up 68% from a year earlier and up 5% sequentially.

Gross margin for the second quarter of fiscal year 2017 was 57.9%, reflecting the strength of our GeForce gaming GPUs, our platform approach, and demand for deep learning.

Operating expenses for the second quarter of fiscal year 2017 were $509 million, down 9% from a year earlier and up 1% sequentially. The year over year decrease was driven primarily by $89 million in restructuring and other charges we recorded in the second quarter of fiscal year 2016 associated with the wind-down of our Icera operations. The sequential increase reflects headcount related costs from hiring for our growth initiatives and marketing expenses associated with the introduction of our new Pascal family of GPUs.

Income from operations for the second quarter of fiscal year 2017 was $317 million, up 317% from $76 million a year ago. Net income and net income per diluted share for the second quarter of fiscal year 2017 was $253 million and $0.40, respectively, increases of 873% and 700%, respectively. These year over year increases were primarily a result of revenue growing at a faster rate than operating expenses, gross margin improvements, and the $89 million in restructuring and other charges recorded in the year ago quarter.

During the first half of fiscal year 2017, we paid $509 million for share repurchases and $124 million in cash dividends.

Cash, cash equivalents and marketable securities were $4.88 billion as of July 31, 2016, compared with $4.75 billion at the end of the prior quarter, as operating cash flow was partially offset by the quarterly cash dividend.

GPU Business

During the second quarter of fiscal year 2017, we began shipping our Pascal architecture with a set of gaming GPUs: NVIDIA GeForce GTX 1080, 1070, 1060, and TITAN X, and released our first game, NVIDIA VR Funhouse. For our datacenter platform, we introduced the Tesla M10 for virtualizing enterprise applications, introduced Tesla P100 GPU accelerators, delivering substantial performance and value compared with CPU-based systems, and unveiled our Inception Program, which provides access to NVIDIA technology and expertise to support the growth of startups in deep learning and data science. For our professional virtualization platform, we unveiled Quadro P6000 to power advanced workstations, enabling designers to complete complex designs and refreshed NVIDIA DesignWorks and NVIDIA VRWorks with new updates and software development kits.

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

Tegra Processor Business

During the second quarter of fiscal year 2017, we initiated collaborative research in advanced self-driving technology with New York University’s pioneering deep learning team.

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

The “All Other” category presented below represents the revenue and expenses that our CODM does not assign to either the GPU business or the Tegra Processor business for purposes of making operating decisions or assessing financial performance. The revenue includes primarily patent licensing revenue and the expenses include stock-based compensation expense, corporate infrastructure and support costs, acquisition-related costs, restructuring and other charges, contributions, product warranty charge, legal settlement costs, and other non-recurring charges and benefits that our CODM deems to be enterprise in nature.

Please refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for further disclosure regarding segment information.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our Condensed Consolidated Statements of Income expressed as a percentage of revenue.

	Three Months Ended		Six Months Ended
	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	42.1	45.0	42.3	44.2
Gross profit	57.9	55.0	57.7	55.8
Operating expenses
Research and development	24.5	27.8	25.5	28.6
Sales, general and administrative	11.0	12.9	11.6	12.5
Restructuring and other charges	0.1	7.7	0.1	3.9
Total operating expenses	35.6	48.4	37.2	45.0
Income from operations	22.2	6.7	20.5	10.8
Interest income	0.8	0.8	0.8	0.8
Interest expense	(0.8)	(1.0)	(0.8)	(1.0)
Other income (expense), net	—	(0.1)	(0.1)	(0.1)
Income before income tax expense	22.2	6.4	20.4	10.5
Income tax expense	4.5	4.0	4.0	3.6
Net income	17.7%	2.4%	16.4%	6.9%

Revenue

NVIDIA’s products and services are built for three computing platforms - PC, Datacenter/Cloud, and Mobile. For the first half of fiscal years 2017 and 2016, approximately 72% and 75% of our revenue, respectively, was associated with the PC computing platform, of which GPUs for the gaming and professional visualization markets comprised approximately 91% and 87%, respectively, while PC OEM represented approximately 9% and 13%, respectively.

Revenue by Reportable Segments

	Three Months Ended				Six Months Ended
	July 31, 2016	July 26, 2015	$ Change	% Change	July 31, 2016	July 26, 2015	$ Change	% Change
	(In millions)
GPU	$1,196	$959	$237	25%	$2,275	$1,899	$376	20%
Tegra Processor	166	128	38	30%	326	273	53	19%
All Other	66	66	—	—%	132	132	—	—%
Total	$1,428	$1,153	$275	24%	$2,733	$2,304	$429	19%

GPU Business. GPU business revenue increased by 25% for the second quarter of fiscal year 2017 compared to the second quarter of fiscal year 2016. This increase was due primarily to increased revenue from sales of high-end GeForce GPU products for gaming, which increased 20%, reflecting a combination of continued strength in PC gaming and strong demand for our new Pascal-based GPU products. Datacenter revenue, including Tesla and NVIDIA GRID, increased 110%, reflecting strong demand for GPU acceleration related to deep learning. Revenue from Quadro GPUs for professional visualization increased 22% due primarily to higher sales in both desktop and mobile workstation products year over year. Revenue from GeForce GPU products for mainstream PC OEMs declined compared to last year.

GPU business revenue increased by 20% in the first half of fiscal year 2017 compared to the first half of fiscal year 2016. This increase was due primarily to increased revenue from sales of high-end GeForce GPU products for gaming, which increased 21%, reflecting a combination of continued strength in PC gaming and strong demand for our new Pascal-based GPU products. Datacenter revenue, including Tesla and NVIDIA GRID, increased 84%, reflecting strong demand for GPU acceleration related to deep learning. Revenue from Quadro GPUs for professional visualization increased 13% due primarily to higher sales in the both desktop and mobile workstation products. Revenue from GeForce GPU products for mainstream PC OEMs declined compared to last year.

Tegra Processor Business. Tegra Processor business revenue increased by 30% for the second quarter of fiscal year 2017 compared to the second quarter of fiscal year 2016. This was driven by an increase of 68% in sales of Tegra products serving automotive systems, partially offset by a decline in development services compared to last year.

Tegra Processor business revenue increased by 19% in the first half of fiscal year 2017 compared to the first half of fiscal year 2016. This was driven by an increase of 57% in sales of Tegra products serving automotive systems, partially offset by a decline in development services compared to last year.

All Other. We recognized $66 million in revenue during the second quarter of both fiscal years 2017 and 2016 and $132 million in revenue during the first half of both fiscal years 2017 and 2016, from the patent cross licensing arrangement with Intel.

Concentration of Revenue

Revenue from sales to customers outside of the United States and Other Americas accounted for 78% of total revenue for both the second quarter and the first half of fiscal year 2017. Revenue from sales to customers outside of the United States and Other Americas accounted for 80% of total revenue for the second quarter of fiscal year 2016 and 77% of total revenue for the first half of fiscal year 2016. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.

Revenue from significant customers, those representing 10% or more of total revenue for the respective dates, is summarized as follows:

	Three Months Ended		Six Months Ended
	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015
Revenue:
Customer A	10%	13%	11%	11%
Customer B	8%	10%	8%	10%

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
Our overall gross margin was 57.9% and 55.0% for the second quarter of fiscal years 2017 and 2016, respectively, and 57.7% and 55.8% for the first half of fiscal year 2017 and 2016, respectively. These increases were driven primarily by product mix in our GPU business, partially offset by lower gross margins in our Tegra business.
Charges to cost of sales for inventory provisions totaled $5 million and $18 million for the second quarter of fiscal years 2017 and 2016, respectively, unfavorably impacting our gross margin by 0.3% and 1.5%, respectively. Sales of inventory that was previously written-off or written-down totaled $12 million and $10 million for the second quarter of fiscal years 2017 and 2016, respectively, favorably impacting our gross margin by 0.9% for both years. As a result, the overall net effect on our gross margin from charges to cost of sales for inventory provisions and sales of items previously written-off or written-down was a 0.5% favorable impact for the second quarter of fiscal year 2017 and a 0.6% unfavorable impact for the second quarter of fiscal year 2016.

Charges to cost of sales for inventory provisions totaled $27 million and $31 million for the first half of fiscal years 2017 and 2016, respectively, unfavorably impacting our gross margin by 1.0% and 1.4%, respectively. Sales of inventory that was previously written-off or written-down totaled $20 million and $19 million for the first half of fiscal years 2017 and 2016, respectively, favorably impacting our gross margin by 0.7% and 0.8%, respectively. As a result, the overall net effect on our gross margin from charges to cost of sales for inventory provisions and sales of items previously written-off or written-down was a 0.3% unfavorable impact for the first half of fiscal year 2017 and a 0.6% unfavorable impact for the first half of fiscal year 2016.

A discussion of our gross margin results for each of our reportable segments is as follows:

GPU Business. The gross margin of our GPU business increased during the second quarter and first half of fiscal year 2017 compared to the second quarter and first half of fiscal year 2016. GPU margins increased primarily due to strong demand for Tesla products for deep learning and high performance computing and Quadro products for professional visualization.

Tegra Processor Business. The gross margin of our Tegra Processor business increased during the second quarter and first half of fiscal year 2017 compared to the second quarter and first half of fiscal year 2016. The increase in Tegra margins was primarily due to the warranty charge we recorded in the prior year associated with the SHIELD tablet product recall.

Operating Expenses

	Three Months Ended				Six Months Ended
	July 31, 2016	July 26, 2015	$ Change	% Change	July 31, 2016	July 26, 2015	$ Change	% Change
	(In millions)
Research and development expenses	$350	$320	$30	9%	$697	$658	$39	6%
Sales, general and administrative expenses	157	149	8	5%	316	289	27	9%
Restructuring and other charges	2	89	(87)	(98)%	3	89	(86)	(97)%
Total operating expenses	$509	$558	$(49)	(9)%	$1,016	$1,036	$(20)	(2)%
Research and development expenses as a percentage of net revenue	25%	28%			26%	29%
Sales, general and administrative expenses as a percentage of net revenue	11%	13%			12%	13%
Restructuring and other charges as a percentage of net revenue	—%	8%			—%	4%

Research and Development

Research and development expenses increased by 9% during the second quarter of fiscal year 2017 compared to the second quarter of fiscal year 2016. Compensation and benefits increased by $26 million primarily driven by employee additions and compensation increases.

Research and development expenses increased by 6% during the first half of fiscal year 2017 compared to the first half of fiscal year 2016. Compensation and benefits increased by $30 million primarily driven by employee additions and compensation increases. Engineering and development expenses increased by $4 million associated with our newest platform architecture, Pascal.

Sales, General and Administrative

Sales, general and administrative expenses increased by 5% during the second quarter of fiscal year 2017 compared to the second quarter of fiscal year 2016. Compensation and benefits increased by $24 million primarily driven by employee additions and compensation increases. Marketing expense increased by $5 million mainly due to the introduction of our new Pascal family of GPUs. Offsetting these increases was a decrease in outside professional fees of $24 million resulting from the resolution of our intellectual property disputes with Samsung and Qualcomm.

Sales, general and administrative expenses increased by 9% during the first half of fiscal year 2017 compared to the first half of fiscal year 2016. Compensation and benefits increased by $37 million primarily driven by employee additions and compensation increases. Marketing expense increased by $6 million mainly due to the introduction of our new Pascal family of GPUs. Offsetting these increases was a decrease in outside professional fees of $27 million resulting from the resolution of our intellectual property disputes with Samsung and Qualcomm.

Restructuring and Other Charges

In the second quarter of fiscal year 2016, we began the wind-down of our Icera operations. Our operating expenses for the three and six months ended July 31, 2016 included $2 million and $3 million, respectively, of restructuring and other charges. Please refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for further discussion.

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest expense is primarily comprised of coupon interest and debt discount amortization related to the convertible notes issued in December 2013.

Interest income was $12 million and $9 million during the second quarter of fiscal years 2017 and 2016, respectively, and $23 million and $18 million during the first half of fiscal years 2017 and 2016, respectively. The increase in interest income was primarily due to higher average cash balances invested in interest bearing securities, as well as higher purchased yields.

Interest expense was $12 million during the second quarter of fiscal years 2017 and 2016 and $23 million and $22 million during the first half of fiscal years 2017 and 2016, respectively, consisting primarily of coupon interest and debt discount amortization related to the convertible notes we issued in December 2013.

Other Income (Expense), Net

Other income (expense), net, consists primarily of realized gains and losses from the sale of marketable securities, sales or impairments of investments in non-affiliated companies, and the impact of changes in foreign currency rates. Other income (expense), net, was not significant during the second quarter or the first half of either fiscal year 2017 or fiscal year 2016.

Income Taxes

We recognized income tax expense of $64 million and $109 million for the second quarter and first half of fiscal year 2017, respectively, and $46 million and $84 million for the second quarter and first half of fiscal year 2016, respectively. Our effective tax rate was 20.3% and 19.6% for the second quarter and first half of fiscal year 2017, respectively, and 64.0% and 34.3% for the second quarter and first half of fiscal year 2016, respectively.

The decrease in our effective tax rate in the second quarter and first half of fiscal year 2017 compared to the same periods in the prior fiscal year was primarily due to the absence of tax-related restructuring charges recorded in the second quarter of fiscal year 2016, the favorable benefit of the U.S. federal research tax credit, which was permanently re-enacted in December 2015, and lower permanent tax differences related to stock-based compensation, partly offset by an increase in the amount of earnings subject to U.S. tax.

Our effective tax rate for the first half of fiscal year 2017 of 19.6% was lower than the U.S. federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the U.S. federal statutory tax rate, the benefit of the U.S. federal research tax credit and discrete events that occurred in the first half of fiscal year 2017 primarily attributable to tax benefits recognized upon the expiration of statutes of limitations in certain non-U.S. jurisdictions.

Please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information.

Liquidity and Capital Resources

	July 31, 2016	January 31, 2016
	(In millions)
Cash and cash equivalents	$426	$596
Marketable securities	4,453	4,441
Cash, cash equivalents and marketable securities	$4,879	$5,037

	Six Months Ended
	July 31, 2016	July 26, 2015
	(In millions)
Net cash provided by operating activities	$493	$409
Net cash provided by (used in) investing activities	$(93)	$12
Net cash used in financing activities	$(570)	$(483)

As of July 31, 2016, we had $4.88 billion in cash, cash equivalents and marketable securities, a decrease of $158 million from the end of fiscal year 2016. Our portfolio of cash equivalents and marketable securities is managed on our behalf by several financial institutions. Our portfolio managers are required to follow our investment policy, which requires the purchase of high grade investment securities, the diversification of asset types, and certain limits on our portfolio duration.

Cash provided by operating activities increased in the first half of fiscal year 2017 compared to the first half of fiscal year 2016, primarily due to higher net income resulting from revenue growing at a faster rate than operating expenses and gross margin improvements.

Cash was used by investing activities in the first half of fiscal year 2017, primarily due to higher purchases of marketable securities and property and equipment and intangible assets than proceeds from sales and maturities of marketable securities. Cash was provided in investing activities in the first half of fiscal year 2016, primarily due to higher proceeds from sales and maturities of marketable securities.

Cash used in financing activities increased in the first half of fiscal year 2017 compared to the first half of fiscal year 2016. The increase was primarily due to the higher amount of share repurchases and dividend payments in the first half of fiscal year 2017 compared to the first half of fiscal year 2016.

Liquidity

Our primary source of liquidity is cash generated by our operations. Our investment portfolio consists principally of cash and cash equivalents, corporate debt securities, debt securities of United States government agencies, debt securities issued by United States Treasury, asset-backed securities, mortgage-backed securities issued by United States government-sponsored enterprises, foreign government bonds and money market funds. These investments are denominated in United States dollars. As of July 31, 2016, we did not have any investments in auction-rate preferred securities.

Please refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information.

As of July 31, 2016 and January 31, 2016, we had $4.88 billion and $5.04 billion, respectively, in cash, cash equivalents and marketable securities. Our investment policy requires the purchase of high grade investment securities and the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of July 31, 2016, we were in compliance with our investment policy. As of July 31, 2016, our investments in government agencies and government-sponsored enterprises represented 45% of our total investment portfolio, while the financial sector accounted for 26% of our total investment portfolio. All of our investments are in A/A3 or better rated securities.

Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. Most of the amounts held outside the United States may be repatriated to the United States. However, if we repatriate foreign earnings for cash requirements in the United States, we would incur U.S. federal income tax at a rate of 35% less utilization of any net operating loss carryforwards, and further offset by any applicable research and foreign tax credits, plus any state income taxes on such income. Repatriation of some foreign balances may be restricted by local laws.
Dividend payments and any share repurchases must be made from cash held in the United States. In the second quarter and first half of fiscal year 2017, we made total cash dividend payments of $62 million and $124 million, respectively, and repurchased $9 million and $509 million of our common stock, respectively, utilizing a significant amount of our U.S. cash balance previously taxed as of July 31, 2016.
Convertible Notes

On December 2, 2013, we issued $1.50 billion of 1.00% Convertible Senior Notes, or the Notes, due in 2018 and concurrently entered into separate note hedge and warrant transactions. The Notes will mature on December 1, 2018 unless repurchased or converted prior to such date. The Notes were convertible during the second quarter of fiscal year 2017 and are currently convertible at the holders’ option in the third quarter of fiscal year 2017. During the second quarter of fiscal year 2017, we had received conversion notices for an aggregate of $229 million in principal amount of the Notes plus an additional notice subsequent to July 31, 2016 for $200 million in principal amount of the Notes. Settlements of these conversion requests are expected to be completed in the third quarter of fiscal year 2017.

Given the current price of our common stock, we expect to receive additional notices of early conversion, which could require us to use a substantial amount of our cash in the United States to settle. If our cash balances in the United States are insufficient to cover such settlements and we do not obtain additional financing, we may be required to repatriate foreign earnings, which could result in additional tax liabilities. Please refer to Note 11 of the Notes to the Condensed Consolidated Financial Statements for further discussion.

Capital Return to Shareholders

In March 2016, we entered into an accelerated share repurchase, or ASR, agreement with an investment bank, under which we made an upfront payment of $500 million to purchase shares of our common stock and received an initial delivery of 12 million shares. The shares delivered resulted in a reduction, on the delivery date, of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The ASR agreement was settled in July 2016 with a cash payment of $9 million to the investment bank. As a result, a total of 12 million shares were repurchased under the ASR transaction for $509 million, or an average price of $42.06 per share.

During the second quarter and first half of fiscal year 2017, we also paid $62 million and $124 million, respectively, in cash dividends to our shareholders, equivalent to $0.1150 per share. As a result, we returned $71 million and $633 million to shareholders during the second quarter and first half of fiscal year 2017, respectively, in the form of share repurchases and dividend payments.

We intend to return approximately $1.00 billion to our shareholders in fiscal year 2017 through a combination of share repurchases and cash dividends. We also declared on August 11, 2016 that we would pay our next quarterly cash dividend of $0.1150 per share on September 16, 2016, to all shareholders of record on August 25, 2016.

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

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating requirements for at least the next twelve months. However, since substantial amounts of our cash are held outside of the United States, and the repayment of the principal amount of Notes, dividend payments and any share repurchases must be made from cash held in the United States, we may need to raise additional debt or equity financing or repatriate foreign earnings within this time frame. Repatriation of foreign earnings could result in additional tax liabilities related to such repatriated amount. We are continuously evaluating options for efficiently funding repayment of the principal amount of the Notes, early conversions of the Notes, dividend payments, share repurchases, ongoing operations and capital expenditures. We may engage in transactions for such purposes, including the issuance or incurrence of secured and unsecured debt and the refinancing and restructuring of existing debt. We also may require additional capital for other purposes not presently contemplated.

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
Contractual Obligations

As of July 31, 2016, we had outstanding inventory purchase obligations totaling $826 million. Except as described above with respect to the Notes, there were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

Financial market risks related to investment and interest rate risk are described in our 2016 Annual Report on Form 10-K. As of July 31, 2016, there have been no material changes to the financial market risks described as of January 31, 2016.

Foreign Exchange Rate Risk

During the first half of fiscal year 2017, we entered into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. We designate these contracts as cash flow hedges and assess the effectiveness of the hedge relationships on a spot to spot basis. Gains or losses on the contracts are recorded in accumulated other comprehensive income (loss) and reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur.

During the second quarter of fiscal year 2017, we also entered into a foreign currency forward contract to mitigate the impact of foreign currency movements on monetary assets and liabilities that are denominated in currencies other than our reporting currency. The change in fair value of this contract is recorded as a component of other income (expense), net, and offsets the change in fair value of the foreign currency denominated monetary assets and liabilities, which is also recorded in other income (expense), net.

Please see Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of July 31, 2016, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Please refer to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2016. There have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 with the exception of the risks identified below.

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

In December 2013, we issued $1.5 billion of 1.00% Convertible Senior Notes due 2018. Our indebtedness may limit our ability to use our cash flow or borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes.

Additionally, our obligation to make payments related to the Notes when converted or due could impact our cash balance and limit our ability to use our cash for our capital return program and our other liquidity needs, including working capital, capital expenditures, acquisitions, investments and other general corporate purposes.

For example, our Notes have in the past been, and continue to be, eligible for early conversion. During the second quarter of fiscal year 2017, we settled an aggregate of $0.2 million in principal amount of the Notes that were submitted for conversion during the first quarter of fiscal year 2017. During the third quarter of fiscal year 2017, we expect to settle at least an aggregate of $429 million in principal amount of the Notes that were submitted for conversion during the second and third quarters to date of fiscal year 2017. We may receive additional notices of early conversion, which could represent a significant portion of the remaining Notes, the principal values of which would be settled in cash. If our domestic cash balances are insufficient to cover such settlements and we do not obtain additional financing, we may be required to repatriate offshore cash, which could result in additional tax liabilities.

The warrants associated with our Notes, or the Warrants, dilute our net income per share and the exercise of the Warrants would dilute the ownership interest of our existing shareholders.

When the average trading price of our common stock for a fiscal quarter exceeds the adjusted strike price of the Warrants, the number of diluted weighted average shares used in our net income per share calculation increases, which dilutes our net income per share. For example, our average trading price for the first and second quarters of fiscal year 2017 was $32.63 and $46.57, respectively, which contributed approximately 13 million and 31 million weighted average shares, respectively, to our net income per share calculation.

The Warrants will be deemed to be automatically exercised on certain dates between March 2019 and June 2019, unless the Warrant holder notifies us otherwise. Any issuance by us of shares upon exercise or any other settlement of the Warrants may dilute the ownership interest of our existing shareholders.

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

Through July 31, 2016, we have repurchased an aggregate of 243 million shares under our share repurchase program for a total cost of $4.36 billion. All shares delivered from these repurchases have been placed into treasury stock. As of July 31, 2016, we are authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $0.96 billion through December 2018. We intend to return approximately $1.00 billion to shareholders in fiscal year 2017 in the form of share repurchases and cash dividends.

The repurchases will be made in the open market, in privately negotiated transactions, or in structured share repurchase programs, and may be made in one or more larger repurchases, in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement.

The following table presents details of our share repurchase transactions during the second quarter of fiscal year 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In billions) (1)
May 2, 2016 - May 29, 2016	—	$—	—	$0.97
May 30, 2016 - June 26, 2016	—	$—	—	$0.97
June 27, 2016 - July 31, 2016	—	$—	—	$0.96
Total	—		—

(1)
In March 2016, we entered into an accelerated share repurchase, or ASR, agreement , under which we made an upfront payment of $500 million to purchase shares of our common stock and received an initial delivery of 12 million shares. The ASR agreement was settled in July 2016 with an additional cash payment of $9 million. A total of 12 million shares were repurchased under the ASR transaction for $509 million, or an average price of $42.06 per share. Our remaining authorization to repurchase shares of common stock is $0.96 billion. Please refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for a discussion regarding the ASR program.

Transactions Related to our Notes and Note Hedges

During the second quarter of fiscal year 2017, we issued an aggregate of 5,446 shares of our common stock upon settlement of Notes submitted for conversion during the first quarter of fiscal year 2017. In connection with these conversions, we exercised a portion of our Note Hedges to acquire 5,446 shares of our common stock. The counterparty to the Note Hedges may be deemed an “affiliated purchaser” and may have purchased the shares of our common stock deliverable to us upon this exercise of our option.

During the third quarter of fiscal year 2017, we expect to settle at least an aggregate of $429 million in principal amount, and issue shares of our common stock for the excess conversion value, related to the Notes that were submitted for conversion to date for fiscal year 2017. The actual number of shares issuable upon conversion will be determined based upon the terms of the Notes. We expect to receive an equal number of shares of our common stock under the terms of the Note Hedges. Please refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the Notes and the Note Hedges.

Restricted Stock Unit Share Withholding

We also withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our equity incentive program. During the first half of fiscal year 2017, we withheld approximately 2 million shares at a total cost of $51 million through net share settlements. Please refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plans.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1+	Amended and Restated 2007 Equity Incentive Plan	8-K	000-23985	10.1	May 23, 2016
10.2+	Amended and Restated 2012 Employee Stock Purchase Plan	8-K	000-23985	10.2	May 23, 2016
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: August 23, 2016

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1+	Amended and Restated 2007 Equity Incentive Plan	8-K	000-23985	10.1	May 23, 2016
10.2+	Amended and Restated 2012 Employee Stock Purchase Plan	8-K	000-23985	10.2	May 23, 2016
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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