Form 10-Q
period 2016-10-30
NVIDIA CORP
filed 2016-11-22
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2016
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
Yes ☐ No ☒

The number of shares of common stock, $0.001 par value, outstanding as of November 18, 2016, was 539 million.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED October 30, 2016

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 30,	October 25,	October 30,	October 25,
	2016	2015	2016	2015

Revenue	$2,004	$1,305	$4,737	$3,609
Cost of revenue	821	571	1,977	1,589
Gross profit	1,183	734	2,760	2,020
Operating expenses
Research and development	373	329	1,069	987
Sales, general and administrative	171	152	487	441
Restructuring and other charges	—	8	3	97
Total operating expenses	544	489	1,559	1,525
Income from operations	639	245	1,201	495
Interest income	14	9	37	28
Interest expense	(16)	(12)	(39)	(35)
Other income (expense), net	(16)	3	(19)	1
Income before income tax expense (benefit)	621	245	1,180	489
Income tax expense (benefit)	79	(1)	168	83
Net income	$542	$246	$1,012	$406

Net income per share:
Basic	$1.01	$0.45	$1.89	$0.75
Diluted	$0.83	$0.44	$1.59	$0.72

Weighted average shares used in per share computation:
Basic	538	542	536	544
Diluted	653	565	636	563

Cash dividends declared and paid per common share	$0.1150	$0.0975	$0.3450	$0.2800

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 30,	October 25,	October 30,	October 25,
	2016	2015	2016	2015

Net income	$542	$246	$1,012	$406
Other comprehensive loss, net of tax:
Available-for-sale securities:
Net unrealized gain (loss) on available-for-sale securities	(10)	3	1	(2)
Reclassification adjustments for net realized gain (loss) on available-for-sale securities included in net income	—	—	1	(1)
Net change in unrealized gain (loss) on available-for-sale securities	(10)	3	2	(3)
Cash flow hedges:
Net change in unrealized gain (loss) on cash flow hedges	2	(3)	(3)	(3)
Other comprehensive loss, net of tax	(8)	—	(1)	(6)
Total comprehensive income	$534	$246	$1,011	$400

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	October 30,	January 31,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,940	$596
Marketable securities	4,731	4,441
Accounts receivable, net	833	505
Inventories	679	418
Prepaid expenses and other current assets	124	93
Total current assets	8,307	6,053
Property and equipment, net	503	466
Goodwill	618	618
Intangible assets, net	120	166
Other assets	64	67
Total assets	$9,612	$7,370

LIABILITIES, CONVERTIBLE DEBT CONVERSION OBLIGATION AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$523	$296
Accrued and other current liabilities	507	642
Convertible debt, short-term	1,011	1,413
Total current liabilities	2,041	2,351

Long-term debt	1,982	—
Other long-term liabilities	213	453
Capital lease obligations, long-term	7	10
Total liabilities	4,243	2,814
Commitments and contingencies - see Note 12
Convertible debt conversion obligation	45	87
Shareholders’ equity:
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	4,581	4,170
Treasury stock, at cost	(4,783)	(4,048)
Accumulated other comprehensive loss	(4)	(4)
Retained earnings	5,529	4,350
Total shareholders' equity	5,324	4,469
Total liabilities, convertible debt conversion obligation and shareholders' equity	$9,612	$7,370

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	October 30,	October 25,
	2016	2015
Cash flows from operating activities:
Net income	$1,012	$406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140	151
Stock-based compensation expense	176	145
Deferred income taxes	146	107
Amortization of debt discount	20	22
Loss on early debt conversions	15	—
Net gain on sale and disposal of long-lived assets and investments	(2)	(7)
Restructuring and other charges	—	37
Other	8	11
Changes in operating assets and liabilities:
Accounts receivable	(328)	(63)
Inventories	(261)	59
Prepaid expenses and other assets	(28)	(25)
Accounts payable	218	7
Accrued and other current liabilities	(136)	(41)
Other long-term liabilities	(29)	(145)
Net cash provided by operating activities	951	664
Cash flows from investing activities:
Proceeds from sales of marketable securities	1,239	1,651
Proceeds from maturities of marketable securities	712	872
Proceeds from sale of long-lived assets and investments	6	7
Purchases of marketable securities	(2,249)	(2,669)
Purchases of property and equipment and intangible assets	(125)	(71)
Reimbursement of headquarters building development costs from banks	—	24
Other	(3)	(1)
Net cash used in investing activities	(420)	(187)
Cash flows from financing activities:
Proceeds from issuance of debt	1,988	—
Payments related to repurchases of common stock	(509)	(452)
Repayment of convertible debt	(444)	—
Dividends paid	(185)	(152)
Net proceeds (payments) related to employee stock plans	(29)	99
Payments for debt issuance costs	(4)	—
Payments under capital lease obligations	(3)	(3)
Other	(1)	5
Net cash provided by (used in) financing activities	813	(503)
Change in cash and cash equivalents	1,344	(26)
Cash and cash equivalents at beginning of period	596	497
Cash and cash equivalents at end of period	$1,940	$471

Other non-cash activity:
Assets acquired by assuming related liabilities	$25	$—

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

Fiscal Year

We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal year 2017 is a 52-week year and fiscal year 2016 was a 53-week year. The third quarter of fiscal years 2017 and 2016 were both 13-week quarters.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Adoption of New and Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncement

In March 2016, the Financial Accounting Standards Board, or FASB, issued an accounting standards update which simplifies certain aspects of stock-based compensation accounting. Among other elements, the new guidance eliminates additional paid in capital, or APIC, pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The new standard is effective for us beginning in our first quarter of fiscal year 2018 with early adoption permitted. We elected to early adopt this new guidance in the third quarter of fiscal year 2017, which required us to reflect any adjustments as of February 1, 2016.

Early adoption of this guidance resulted in the following:

•	We recorded excess tax benefits within income tax expense, rather than in APIC, of $12 million, $8 million and $42 million for the first, second and third quarters of fiscal year 2017, respectively.

•
We recorded a cumulative-effect adjustment as of February 1, 2016 to increase retained earnings by $353 million, with a corresponding increase to deferred tax assets, to recognize the net operating loss and federal research tax credit carryforwards attributable to excess tax benefits on stock-based compensation that had not been previously recognized in APIC.

•
The excess tax benefits are now included in net operating cash rather than net financing cash in our Condensed Consolidated Statements of Cash Flows. We elected to apply this change in presentation prospectively and thus prior periods have not been adjusted.

We elected not to change our policy on accounting for forfeitures, although the new guidance provides an option for us to account for forfeitures as they occur, and thus continued to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

The adoption of this new guidance impacted our previously reported quarterly results for fiscal year 2017 as follows:

	Three Months Ended				Six Months Ended
	July 31, 2016		May 1, 2016		July 31, 2016
	As reported	As adjusted	As reported	As adjusted	As reported	As adjusted
	(In millions, except per share data)
Condensed Consolidated Statements of Income:
Income tax expense	$64	$56	$45	$33	$109	$89
Net income	$253	$261	$196	$208	$449	$469
Basic net income per share	$0.47	$0.49	$0.36	$0.39	$0.84	$0.88
Diluted net income per share	$0.40	$0.41	$0.33	$0.35	$0.73	$0.76
Weighted average shares used in diluted net income per share computation	631	634	597	599	617	620

Condensed Consolidated Statements of Cash Flows:
Net cash provided by operating activities	$184	$201	$309	$318	$493	$519
Net cash used in financing activities	$(35)	$(52)	$(534)	$(545)	$(570)	$(597)

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Recent Accounting Pronouncements Not Yet Adopted

In October 2016, the FASB issued an accounting standards update that requires the recognition of income tax consequences for intra-entity transfers of assets other than inventory when the transfer occurs. The update will be effective for us beginning in our first quarter of fiscal year 2019, with early adoption permitted. The adoption of this accounting guidance is not currently expected to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued an accounting standards update that clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The update will be effective for us beginning in our first quarter of fiscal year 2019, with early adoption permitted. The adoption of this accounting guidance is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued an accounting standards update regarding the accounting for leases by which we will begin recognizing lease assets and liabilities on the balance sheet for leases with a lease term of more than 12 months. The update will require additional disclosures regarding key information about leasing arrangements. Under existing guidance, operating leases are not recorded as lease assets and lease liabilities on the balance sheet. The update will be effective for us beginning in our first quarter of fiscal year 2020, with early adoption permitted. We are currently evaluating the impact of the adoption of this accounting guidance on our consolidated financial statements. However, we expect the adoption of this accounting guidance to result in an increase in lease assets and a corresponding increase in lease liabilities on our Condensed Consolidated Balance Sheets.

The FASB issued an accounting standards update that creates a single source of revenue guidance under U.S. GAAP for all companies, in all industries, effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The new standard will be effective for us beginning in our first quarter of fiscal year 2019, although we are permitted to adopt the standard one year earlier. We will adopt this guidance either by using a full retrospective approach for all periods presented in the period of adoption, or a modified retrospective approach. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements and have not yet determined which transition method we will apply.

Note 2 - Stock-Based Compensation

Our stock-based compensation expense is associated with stock options, restricted stock units, or RSUs, performance stock units that are based on our corporate financial performance targets, or PSUs, performance stock units that are based on market conditions, or market-based PSUs, and our employee stock purchase plan, or ESPP.

Our Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended		Nine Months Ended
	October 30, 2016	October 25, 2015	October 30, 2016	October 25, 2015
	(In millions)
Cost of revenue	$2	$4	$10	$10
Research and development	36	28	95	82
Sales, general and administrative	27	19	71	53
Total	$65	$51	$176	$145

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Equity Award Activity

The following is a summary of our equity award transactions under our equity incentive plans:

	RSUs, PSUs and Market-based PSUs Outstanding		Options Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share	Number of Shares	Weighted Average Exercise Price Per Share
	(In millions, except per share data)
Balances, January 31, 2016	26	$19.12	13	$14.49
Granted (1) (2)	11	$48.88	—	$—
Exercised	—	$—	(4)	$14.44
Vested restricted stock	(9)	$17.84	—	$—
Canceled and forfeited	(1)	$21.58	—	$—
Balances, October 30, 2016	27	$31.76	9	$14.52

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

Of the total fair value of equity awards granted during the three and nine months ended October 30, 2016, the stock-based compensation expense related to equity awards that are not expected to vest was $72 million and $89 million, respectively. Of the total fair value of equity awards granted during the three and nine months ended October 30, 2015, the stock-based compensation expense related to equity awards that are not expected to vest was $34 million and $43 million, respectively.

The following summarizes the aggregate unearned stock-based compensation expense and estimated weighted average amortization period as of October 30, 2016 and January 31, 2016:

	October 30,	January 31,
	2016	2016
	(In millions)
Aggregate unearned stock-based compensation expense	$662	$381

Estimated weighted average amortization period	(In years)
Stock options	0.7	1.1
RSUs, PSUs and market-based PSUs	2.8	2.7
ESPP	0.6	0.7

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3 – Net Income Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Nine Months Ended
	October 30,	October 25,	October 30,	October 25,
	2016	2015	2016	2015
	(In millions, except per share data)
Numerator:
Net income	$542	$246	$1,012	$406
Denominator:
Basic weighted average shares	538	542	536	544
Dilutive impact of outstanding securities:
Equity awards outstanding	27	13	25	13
1% Convertible Senior Notes	45	10	42	6
Warrants issued with the 1% Convertible Senior Notes	43	—	33	—
Diluted weighted average shares	653	565	636	563
Net income per share:
Basic (1)	$1.01	$0.45	$1.89	$0.75
Diluted (2)	$0.83	$0.44	$1.59	$0.72
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	7	9	9	13

(1)	Calculated as net income divided by basic weighted average shares.

(2)	Calculated as net income divided by diluted weighted average shares.

The 1.00% Convertible Senior Notes, or the Convertible Notes, are included in the calculation of diluted net income per share. The Convertible Notes have a dilutive impact on net income per share if our average stock price for the reporting period exceeds the adjusted conversion price of $20.0780 per share. The Warrants outstanding are included in the calculation of diluted net income per share. The Warrants have a dilutive impact on net income per share if our average stock price for the quarter exceeds the adjusted strike price of $27.0281 per share. For the three and nine months ended October 30, 2016, our average stock price was $63.83 and $47.82, respectively, which exceeded both the adjusted conversion price and the adjusted strike price, causing the Convertible Notes and the Warrants to have a dilutive impact for these periods.

The denominator for diluted net income per share does not include any effect from the convertible note hedge transactions, or the Note Hedges, that we entered into concurrently with the issuance of the Convertible Notes, as its effect would be anti-dilutive. In the event of conversion of the Convertible Notes, the shares delivered to us under the Note Hedges will offset the dilutive effect of the shares that we would issue under the Convertible Notes. Please refer to Note 11 of these Notes to Condensed Consolidated Financial Statements for additional discussion regarding the Convertible Notes.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4 – Income Taxes

We recognized income tax expense of $79 million and $168 million for the three and nine months ended October 30, 2016, respectively, and $83 million for the nine months ended October 25, 2015. We recognized income tax benefit of $1 million for the three months ended October 25, 2015. Income tax expense as a percentage of income before income tax was 12.8% and 14.2% for the three and nine months ended October 30, 2016, respectively, and 16.9% for the nine months ended October 25, 2015. Income tax benefit as a percentage of income before income tax was 0.5% for the three months ended October 25, 2015. Our income tax expense includes $42 million and $62 million of tax benefit for the three and nine months ended October 30, 2016, respectively, from the early adoption of an accounting standard related to stock-based compensation. Please refer to Note 1 of these Notes to Condensed Consolidated Financial Statements for further information.

The increase in our effective tax rate in the three months ended October 30, 2016 compared to the same period in the prior fiscal year was primarily due to the absence of the tax benefit related to the restructuring associated with the wind-down of our Icera operations. The decrease in our effective tax rate in the nine months ended October 30, 2016 compared to the same period in the prior fiscal year was primarily due to the favorable benefit of the U.S. federal research tax credit, which was permanently enacted in the fourth quarter of fiscal year 2016, and our early adoption of an accounting standard, partially offset by the absence of the Icera restructuring tax benefit and an increase in the amount of our earnings subject to U.S. tax.

Our effective tax rate for the nine months ended October 30, 2016 of 14.2% was lower than the U.S. federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the U.S. federal statutory tax rate, the benefit of the U.S. federal research tax credit, as well as tax benefits recognized in the period in which they occur for early adoption of an accounting standard and expiration of statutes of limitations in certain non-U.S. jurisdictions.

For the nine months ended October 30, 2016, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions. Additionally, there have been no material changes to our unrecognized tax benefits and any related interest or penalties since the fiscal year ended January 31, 2016, other than the closure of our state income tax position in the three months ended July 31, 2016 and the aforementioned recognition of tax benefits upon the expiration of statutes of limitations in certain non-U.S. jurisdictions in the nine months ended October 30, 2016.

While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon review, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of October 30, 2016, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

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

We performed an impairment review of our investment portfolio as of October 30, 2016. Based on our quarterly impairment review, we concluded that our investments were appropriately valued and that no other-than-temporary impairment charges were necessary on our portfolio of available-for-sale investments as of October 30, 2016.

The following is a summary of cash equivalents and marketable securities as of October 30, 2016 and January 31, 2016:

	October 30, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In millions)
Corporate debt securities	$2,239	$2	$(2)	$2,239
Debt securities of United States government agencies	1,152	1	(1)	1,152
Debt securities issued by United States Treasury	770	1	(1)	770
Money market funds	542	—	—	542
Asset-backed securities	436	1	—	437
Mortgage-backed securities issued by United States government-sponsored enterprises	162	2	(1)	163
Foreign government bonds	68	—	—	68
Total	$5,369	$7	$(5)	$5,371
Classified as:
Cash equivalents				$640
Marketable securities				4,731
Total				$5,371

	January 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In millions)
Corporate debt securities	$1,903	$1	$(3)	$1,901
Debt securities of United States government agencies	1,170	1	(1)	1,170
Debt securities issued by United States Treasury	800	1	—	801
Asset-backed securities	435	—	—	435
Mortgage-backed securities issued by United States government-sponsored enterprises	229	3	(1)	231
Foreign government bonds	92	—	—	92
Money market funds	43	—	—	43
Total	$4,672	$6	$(5)	$4,673
Classified as:
Cash equivalents				$232
Marketable securities				4,441
Total				$4,673

The following table provides the breakdown of the investments with unrealized losses as of October 30, 2016:

	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Corporate debt securities	$977	$(2)	$58	$—	$1,035	$(2)
Debt securities issued by United States government agencies	536	(1)	27	—	563	(1)
Debt securities issued by the US Treasury	197	(1)	—	—	197	(1)
Mortgage-backed securities issued by United States government-sponsored enterprises	43	—	36	(1)	79	(1)
	$1,753	$(4)	$121	$(1)	$1,874	$(5)

The gross unrealized losses as of October 30, 2016 related to fixed income securities due to changes in interest rates and are temporary in nature. We have the intent and ability to hold our investments with impairment indicators until maturity.

The amortized cost and estimated fair value of cash equivalents and marketable securities, which are primarily debt instruments, are classified as available-for-sale as of October 30, 2016 and January 31, 2016 and are shown below by contractual maturity:

	October 30, 2016		January 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Less than 1 year	$2,346	$2,347	$1,619	$1,619
Due in 1 - 5 years	2,967	2,968	3,019	3,020
Mortgage-backed securities issued by United States government-sponsored enterprises not due at a single maturity date	56	56	34	34
Total	$5,369	$5,371	$4,672	$4,673

Net realized gains and losses were not significant for the three and nine months ended October 30, 2016 and October 25, 2015.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6 – Fair Value of Financial Assets and Liabilities

We measure our cash equivalents, marketable securities, and interest rate swap at fair value using quoted market prices of identical assets or similar assets from active markets. We review the fair value hierarchy classification on a quarterly basis. There were no significant transfers between Levels 1 and 2 assets or liabilities for the three months ended October 30, 2016, and we did not have any investments or liabilities classified as Level 3 as of October 30, 2016.

		Estimated Fair Value at
	Pricing Category	October 30, 2016	January 31, 2016
		(In millions)
Assets
Cash equivalents and marketable securities:
Corporate debt securities (1)	Level 2	$2,239	$1,901
Debt securities of United States government agencies (2)	Level 2	$1,152	$1,170
Debt securities issued by United States Treasury (3)	Level 2	$770	$801
Money market funds (4)	Level 1	$542	$43
Asset-backed securities (5)	Level 2	$437	$435
Mortgage-backed securities issued by United States government-sponsored enterprises (5)	Level 2	$163	$231
Foreign government bonds (5)	Level 2	$68	$92

Liabilities
Current liabilities:
1.00% Convertible Senior Notes (6)	Level 2	$3,725	$2,273
Other noncurrent liabilities:
2.20% Notes Due 2021 (6)	Level 2	$997	$—
3.20% Notes Due 2026 (6)	Level 2	$997	$—
Interest rate swap (7)	Level 2	$9	$7

(1)
Included $35 million and $51 million in cash equivalents as of October 30, 2016 and January 31, 2016, respectively, and $2.20 billion and $1.85 billion in marketable securities as of October 30, 2016 and January 31, 2016, respectively, on the Condensed Consolidated Balance Sheets.

(2)
Included $38 million and $90 million in cash equivalents as of October 30, 2016 and January 31, 2016, respectively, and $1.11 billion and $1.08 billion in marketable securities as of October 30, 2016 and January 31, 2016, respectively, on the Condensed Consolidated Balance Sheets.

(3)
Included $25 million in cash equivalents as of October 30, 2016 and $745 million and $801 million in marketable securities as of October 30, 2016 and January 31, 2016, respectively, on the Condensed Consolidated Balance Sheets.

(4)	Reported in cash equivalents on the Condensed Consolidated Balance Sheets.

(5)	Reported in marketable securities on the Condensed Consolidated Balance Sheets.

(6)
The Convertible Notes, 2.20% Notes Due 2021, and 3.20% Notes Due 2026 are carried on our Condensed Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount and issuance costs, and are not marked to fair value each period. See Note 11 of these Notes to Condensed Consolidated Financial Statements for additional information.

(7)	Please refer to Note 9 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding our interest rate swap.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7 - Amortizable Intangible Assets

The components of our amortizable intangible assets are as follows:

	October 30, 2016			January 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Acquisition-related intangible assets	$193	$(163)	$30	$193	$(152)	$41
Patents and licensed technology	469	(379)	90	462	(337)	125
Total intangible assets	$662	$(542)	$120	$655	$(489)	$166

Amortization expense associated with intangible assets was $18 million and $53 million for the three and nine months ended October 30, 2016, respectively, and $18 million and $56 million for the three and nine months ended October 25, 2015, respectively. Future amortization expense related to the net carrying amount of intangible assets as of October 30, 2016 is estimated to be $16 million for the remainder of fiscal year 2017, $54 million in fiscal year 2018, $26 million in fiscal year 2019, $16 million in fiscal year 2020, $7 million in fiscal year 2021 and a total of $1 million in fiscal year 2022 and beyond.

Note 8 - Balance Sheet Components

Certain balance sheet components are as follows:

	October 30,	January 31,
	2016	2016
Inventories:	(In millions)
Raw materials	$203	$105
Work in-process	203	103
Finished goods	273	210
Total inventories	$679	$418

As of October 30, 2016, we had outstanding inventory purchase obligations totaling $908 million.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	October 30,	January 31,
	2016	2016
Accrued and Other Current Liabilities:	(In millions)
Customer related liabilities (1)	$175	$160
Deferred revenue	170	322
Accrued payroll and related expenses	79	79
Accrued restructuring and other charges (2)	13	23
Professional service fees	13	23
Coupon interest on notes	12	3
Income taxes payable	9	2
Warranty accrual (3)	8	11
Contributions payable	4	3
Leases payable	4	4
Accrued royalties	4	1
Other	16	11
Total accrued and other current liabilities	$507	$642

(1)	Customer related liabilities include accrued customer programs, such as rebates and marketing development funds.

(2)	Please refer to Note 15 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding restructuring and other charges.

(3)	Please refer to Note 10 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding warranties.

	October 30,	January 31,
	2016	2016
Other Long-Term Liabilities:	(In millions)
Deferred income tax liability (1)	$88	$301
Income taxes payable	85	78
Contributions payable	13	13
Interest rate swap (2)	9	7
Deferred revenue (3)	2	44
Other	16	10
Total other long-term liabilities	$213	$453

(1)
Please refer to the “Recently Adopted Accounting Pronouncement” section of Note 1 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding the impact of a recently adopted accounting pronouncement on deferred taxes.

(2)	Please refer to Note 9 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding our interest rate swap.

(3)	Deferred revenue under our patent cross licensing agreement with Intel Corporation is now located in short term deferred revenue as less than twelve months remains on the agreement.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - Derivative Financial Instruments

In August 2015 we entered into an interest rate swap for a portion of the operating lease financing arrangement for our new headquarters building that entitles us to pay amounts based on a fixed interest rate in exchange for receipt of amounts based on variable interest rates. The objective of this interest rate swap is to mitigate variability in the benchmark interest rate on the first $200 million of existing operating lease financing payments. This interest rate swap is designated as a cash flow hedge, will have settlements beginning in the second quarter of fiscal year 2019, and will terminate in the fourth quarter of fiscal year 2023. Gains or losses on this swap are recorded in accumulated other comprehensive income or loss and will subsequently be recorded in earnings at the point when the related operating lease financing expense begins to affect earnings or if ineffectiveness of the swap should occur.

During the three and nine months ended October 30, 2016, we entered into foreign currency forward contracts with a total U.S. dollar equivalent notional value of $64 million and $160 million, respectively, to mitigate the impact of foreign currency exchange rate movements on our operating expenses. We designate these contracts as cash flow hedges and assess the effectiveness of the hedge relationships on a spot to spot basis. Gains or losses on the contracts are recorded in accumulated other comprehensive income or loss and reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur. The fair value of the contracts as of October 30, 2016 was not significant.

During the three and nine months ended October 30, 2016, we also entered into foreign currency forward contracts with a total U.S. dollar equivalent notional value of $54 million and $67 million, respectively, to mitigate the impact of foreign currency movements on monetary assets and liabilities that are denominated in currencies other than our reporting currency. These foreign currency forward contracts were not designated for hedge accounting treatment. Therefore, the change in fair value of these contracts is recorded as a component of other income or expense, net, and offsets the change in fair value of the foreign currency denominated monetary assets and liabilities, which is also recorded in other income or expense, net.

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

As of October 30, 2016, the maturities of the designated foreign currency forward contracts were three months or less.

We formally assess, both at inception and on an ongoing basis, whether derivative financial instruments designated for hedge accounting treatment are highly effective. For the three and nine months ended October 30, 2016, all derivative financial instruments designated for hedge accounting treatment were determined to be highly effective and there were no gains or losses associated with ineffectiveness.

During the three and nine months ended October 30, 2016, we recognized a net change in unrealized gains (losses) on derivative financial instruments designated for hedge accounting treatment of $2 million and $(3) million, respectively, net of tax, in other comprehensive income.

We expect to realize all gains and losses deferred into accumulated other comprehensive income or loss related to foreign currency forward contracts within the next twelve months. However, we do not expect to reclassify any amount from accumulated other comprehensive income or loss into earnings related to the interest rate swap as the underlying operating lease financing payments for our new headquarters building will not start within the next twelve months.

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

The estimated product returns and estimated product warranty liabilities as of and for the nine and twelve months ended October 30, 2016 and January 31, 2016 were as follows:

	October 30,	January 31,
	2016	2016
	(In millions)
Balance at beginning of period	$11	$8
Additions	1	27
Deductions	(5)	(24)
Balance at end of period	$7	$11

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

Note 11 - Debt
Convertible Debt
1.00 % Convertible Senior Notes Due 2018
On December 2, 2013, we issued $1.50 billion of 1.00% convertible senior notes, or the Convertible Notes, due 2018. The Convertible Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually at a rate of 1.00% per annum. The Convertible Notes will mature on December 1, 2018 unless repurchased or converted prior to such date. The Convertible Notes were initially convertible at a rate of 49.5958 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of $20.1630 per share of common stock). The conversion rate and conversion price are adjusted upon the occurrence of certain events, including our cash dividends or distributions exceeding $0.085 per share. Accordingly, as of October 30, 2016, the conversion rate has been adjusted to 49.8058 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to an adjusted conversion price of $20.0780 per share of common stock) for dividend increases.

We separately accounted for the liability and equity components of the Convertible Notes at issuance and the value assigned to the debt component was the estimated fair value, as of the issuance date, of a similar debt without the conversion feature. The difference between the net cash proceeds and this estimated fair value represented the value assigned to the equity component and was recorded as a debt discount. The debt discount is amortized using the effective interest method from the origination date through its stated contractual maturity date.

The initial debt component of the Convertible Notes was valued at $1.35 billion based on the contractual cash flows discounted at an appropriate market rate for a non-convertible debt at the date of issuance, which was determined to be 3.15%. The initial carrying value of the permanent equity component reported in additional paid-in-capital was valued at $126 million and recorded as a debt discount. This amount, together with the $23 million purchaser's discount to the par value of the Convertible Notes, represented the total unamortized debt discount of $148 million we recorded at the time of issuance of the Convertible Notes. The aggregate debt discount is amortized as interest expense over the contractual term of the Convertible Notes using the effective interest method using an interest rate of 3.15%.

The following table presents the carrying value of the Convertible Notes:

	October 30,	January 31,
	2016	2016
	(In millions)
1.00% Convertible Senior Notes Due 2018	$1,056	$1,500
Unamortized debt discount (1)	(45)	(87)
Net carrying amount	$1,011	$1,413
(1) As of October 30, 2016, the remaining period over which the unamortized debt discount will be amortized is 2.1 years.

The following table presents interest expense for the contractual interest and the accretion of debt discount and issuance costs related to the Convertible Notes:

	Three Months Ended		Nine Months Ended
	October 30,	October 25,	October 30,	October 25,
	2016	2015	2016	2015
	(In millions)
Contractual coupon interest expense	$3	$4	$10	$11
Amortization of debt discount and issuance costs	5	7	20	22
Total interest expense related to Convertible Notes	$8	$11	$30	$33

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Holders may convert all or any portion of their Convertible Notes at their option at any time prior to August 1, 2018 only under the following circumstances: (1) during any fiscal quarter, if the last reported sale price of the common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after August 1, 2018 to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes regardless of the foregoing conditions.

The Convertible Notes first became convertible as of February 1, 2016. As of October 30, 2016, the Convertible Notes continued to be convertible at the holders’ option through January 29, 2017 as the price of our common stock was greater than or equal to 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of our fiscal quarter ended October 30, 2016. As such, the $1,011 million carrying value of the Convertible Notes continued to be classified as a current liability and the $45 million difference between the principal amount and the carrying value of the Convertible Notes continued to be classified as convertible debt conversion obligation in the mezzanine equity section of our Condensed Consolidated Balance Sheet, and will remain there for as long as the Convertible Notes are convertible. The determination of whether or not the Convertible Notes are convertible must continue to be performed on a quarterly basis. Consequently, the Convertible Notes may be reclassified as long-term debt and the convertible debt conversion obligation may be reclassified within shareholders' equity if the conversion threshold is not met in future quarters.

Upon conversion of the Convertible Notes, we will pay cash up to the aggregate principal amount of the Convertible Notes. We may pay or deliver cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Based on the closing price of our common stock on October 28, 2016 (the last trading day of the third quarter of fiscal year 2017) of $70.56, the if-converted value of our Convertible Notes exceeded their principal amount by approximately $2.66 billion.

During both the three and nine months ended October 30, 2016, we paid cash to settle $444 million in principal amount, issued 15 million shares of our common stock with respect to the conversion obligation in excess of the principal amount, and recognized a loss of $15 million on early conversions, of the Convertible Notes. Further, we received additional conversion notices for an aggregate of $229 million in principal amount of the Convertible Notes during the third quarter of fiscal year 2017. Settlements of these conversion requests are expected to be completed in the fourth quarter of fiscal year 2017.

Note Hedges and Warrants

Concurrently with the issuance of the Convertible Notes, we entered into a convertible note hedge transaction, or the Note Hedges, with a strike price equal to the initial conversion price of the Convertible Notes, or $20.1630 per share. Adjusting for dividends paid through October 30, 2016, the strike price of the Note Hedges has been adjusted to $20.0780 per share. The Note Hedges allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would deliver and/or pay, respectively, to the holders of the Convertible Notes upon conversion. Through October 30, 2016, we had received 15 million shares of our common stock from the exercise of a portion of the Note Hedges related to the settlement of an aggregate of $444 million in principal amount of the Convertible Notes.

In addition, concurrent with the offering of the Convertible Notes and the purchase of the Note Hedges, we entered into a separate warrant transaction, or the Warrants, with an initial strike price to the holders of the Warrants of $27.1425 per share. Under the terms of the Warrants, the strike price is adjusted upon the occurrence of certain events, including our cash dividends or distributions that deviate from $0.085 per share. Accordingly, as of October 30, 2016, the strike price was adjusted to $27.0281 per share, reflecting adjustments for our dividend increases made to that date. The Warrants are net share settled and cover, subject to customary anti-dilution adjustments, 75 million shares of our common stock. As of October 30, 2016, the Warrants had not been exercised and remained outstanding. The value of the Warrants was initially recorded in equity and continues to be classified as equity.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Long-Term Debt
2.20% Notes Due 2021 and 3.20% Notes Due 2026
On September 16, 2016, we issued $1.00 billion of 2.20% notes due September 16, 2021 and $1.00 billion of 3.20% notes due September 16, 2026 (collectively, the Notes). Interest on the Notes is payable on March 16 and September 16 of each year, beginning on March 16, 2017. Upon 30 days' notice to holders of the Notes, we may redeem the Notes for cash prior to maturity, at redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the 2.20% Notes Due 2021 on or after August 16, 2021, or for redemptions of the 3.20% Notes Due 2026 on or after June 16, 2026.
The Notes are our unsecured senior obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. The Notes are structurally subordinated to the liabilities of our subsidiaries and are effectively subordinated to any secured indebtedness to the extent of the value of the assets securing such indebtedness. All existing and future liabilities of our subsidiaries will be effectively senior to the Notes.

The net proceeds from the Notes were $1.99 billion, after deducting debt discount and issuance costs. We intend to use the net proceeds from the Notes to prefund the repayment of the principal amount of our Convertible Notes and for general corporate purposes such as dividend payments or share repurchases.
The carrying value of our long-term debt and the associated interest rates were as follows:

	Expected Remaining Term (years)	Effective Interest Rate	October 30, 2016
			(In millions)
2.20% Notes Due 2021	4.9	2.38%	$1,000
3.20% Notes Due 2026	9.9	3.31%	1,000
Unamortized debt discount and issuance costs			(18)
Net carrying amount			$1,982

Revolving Credit Facility
On October 7, 2016, we entered into a credit agreement, or the Credit Agreement, under which we may borrow, repay and re-borrow amounts from time to time, up to $575 million, for working capital and other general corporate purposes. The commitments under the Credit Agreement are available for a 5-year period ending on October 7, 2021, on which all outstanding obligations would be due and payable. The Credit Agreement also permits us to obtain additional revolving loan commitments up to $425 million, subject to certain conditions. As of October 30, 2016, we had not borrowed any amounts under the Credit Agreement.

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

Note 13 - Shareholders’ Equity

Capital Return Program

Beginning August 2004, our Board of Directors authorized us, subject to certain specifications, to repurchase shares of our common stock. On November 7, 2016, the Board authorized an additional $2.00 billion under our repurchase program and extended it through December 2020.

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

During the three and nine months ended October 30, 2016, we also paid $61 million and $185 million, respectively, in cash dividends to our shareholders, equivalent to $0.1150 per share. As a result, we returned $61 million and $694 million to shareholders during the three and nine months ended October 30, 2016, respectively, in the form of share repurchases and dividend payments.

Through October 30, 2016, we have repurchased an aggregate of 243 million shares under our share repurchase program for a total cost of $4.36 billion. All shares delivered from these repurchases have been placed into treasury stock. As of November 7, 2016, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $2.96 billion through December 2020.

We intend to return $1.00 billion to our shareholders in fiscal year 2017 through a combination of share repurchases and cash dividends. For fiscal year 2018, we intend to return $1.25 billion to our shareholders through ongoing quarterly cash dividends and share repurchases. We also declared an increase in our quarterly cash dividend to $0.14 per share from $0.1150 per share, to be paid with our next quarterly cash dividend on December 19, 2016, to all shareholders of record on November 28, 2016.

Convertible Preferred Stock

As of October 30, 2016 and January 31, 2016, there were no shares of preferred stock outstanding.

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

Our GPU product brands are aimed at specialized markets including GeForce for gamers; Quadro for designers; Tesla for researchers and data scientists focused on artificial intelligence and big-data analytics; and GRID for cloud-based visual computing users. Our Tegra brand integrates an entire computer onto a single chip, incorporating GPUs and multi-core CPUs aimed at online gaming and entertainment devices, as well as autonomous robots, drones and cars.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	GPU	Tegra Processor	All Other	Consolidated
	(In millions)
Three Months Ended October 30, 2016
Revenue	$1,697	$241	$66	$2,004
Depreciation and amortization expense	$30	$8	$10	$48
Operating income (loss)	$678	$17	$(56)	$639

Three Months Ended October 25, 2015
Revenue	$1,110	$129	$66	$1,305
Depreciation and amortization expense	$26	$11	$11	$48
Operating income (loss)	$367	$(65)	$(57)	$245

Nine Months Ended October 30, 2016
Revenue	$3,972	$567	$198	$4,737
Depreciation and amortization expense	$87	$22	$31	$140
Operating income (loss)	$1,405	$(35)	$(169)	$1,201

Nine Months Ended October 25, 2015
Revenue	$3,009	$402	$198	$3,609
Depreciation and amortization expense	$81	$36	$34	$151
Operating income (loss)	$917	$(164)	$(258)	$495

	Three Months Ended		Nine Months Ended
	October 30, 2016	October 25, 2015	October 30, 2016	October 25, 2015
	(In millions)
Reconciling items included in "All Other" category:
Unallocated revenue	$66	$66	$198	$198
Stock-based compensation expense	(65)	(51)	(176)	(145)
Unallocated cost of revenue and operating expenses	(53)	(60)	(156)	(181)
Acquisition-related costs	(4)	(4)	(12)	(18)
Restructuring and other charges	—	(8)	(3)	(97)
Contributions	—	—	(4)	—
Product warranty charge	—	—	—	(15)
Legal settlement costs	—	—	(16)	—
Total	$(56)	$(57)	$(169)	$(258)

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended		Nine Months Ended
	October 30,	October 25,	October 30,	October 25,
	2016	2015	2016	2015
	(In millions)
Revenue:
Taiwan	$747	$515	$1,696	$1,348
China	341	229	845	583
Other Asia Pacific	309	181	660	554
United States	282	156	682	474
Europe	171	116	494	341
Other Americas	154	108	360	309
Total revenue	$2,004	$1,305	$4,737	$3,609
The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Three Months Ended		Nine Months Ended
	October 30,	October 25,	October 30,	October 25,
	2016	2015	2016	2015
	(In millions)
Revenue:
Gaming	$1,244	$761	$2,712	$2,008
Professional Visualization	207	190	610	547
Datacenter	240	82	534	242
Automotive	127	79	359	227
OEM & IP	186	193	522	585
Total revenue	$2,004	$1,305	$4,737	$3,609

Revenue from significant customers, those representing 10% or more of total revenue for the respective dates, is summarized as follows:

	Three Months Ended		Nine Months Ended
	October 30,	October 25,	October 30,	October 25,
	2016	2015	2016	2015
Revenue:
Customer A	13%	10%	12%	11%

Revenue from Customer A was attributable to the GPU business.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable for the respective periods, is summarized as follows:

	October 30,	January 31,
	2016	2016
Accounts Receivable:
Customer B	18%	21%
Customer C	12%	3%

Note 15 - Restructuring and Other Charges

In the second quarter of fiscal year 2016, we began the wind-down of our Icera operations. Our operating expenses for the nine months ended October 30, 2016 included $3 million of restructuring and other charges. No restructuring charges were recorded during the three months ended October 30, 2016.

The following table provides a summary of the restructuring activities and related liabilities recorded in accrued liabilities on our Condensed Consolidated Balance Sheets as of October 30, 2016 (in millions):

Balance as of January 31, 2016	$23
Restructuring and other charges	3
Cash payments	(14)
Non-cash adjustments	1
Balance as of October 30, 2016	$13

The majority of the remaining balance of $13 million as of October 30, 2016 is expected to be paid during fiscal year 2018.

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

NVIDIA, the NVIDIA logo, GeForce, Quadro, Tegra, Tesla, Ansel, GeForce NOW, Icera, Iray, NVIDIA DGX-1, NVIDIA DRIVE, NVIDIA DesignWorks, NVIDIA GRID, NVIDIA SHIELD, NVIDIA TensorRT, NVIDIA VRWorks, and Pascal are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and other countries. Other company and product names may be trademarks of the respective companies with which they are associated.

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

Our GPU product brands are aimed at specialized markets including GeForce for gamers; Quadro for designers; Tesla for researchers and data scientists focused on artificial intelligence and big-data analytics; and GRID for cloud-based visual computing users. Our Tegra brand integrates an entire computer onto a single chip, incorporating GPUs and multi-core CPUs aimed at online gaming and entertainment devices, as well as autonomous robots, drones and cars.

Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

Recent Developments, Future Objectives and Challenges

Third Quarter of Fiscal Year 2017 Summary

	Three Months Ended
	October 30, 2016	July 31, 2016	October 25, 2015	Q/Q	Y/Y
	(In millions, except per share data)
Revenue	$2,004	$1,428	$1,305	40%	54%
Gross margin	59.0%	57.9%	56.3%	110 bps	270 bps
Operating expenses	$544	$509	$489	7%	11%
Income from operations	$639	$317	$245	102%	161%
Net income	$542	$261	$246	108%	120%
Net income per diluted share	$0.83	$0.41	$0.44	102%	89%

Revenue for the third quarter of fiscal year 2017 increased 54% year over year and 40% sequentially to $2.00 billion. Growth from a year ago was driven by gaming, datacenter, professional visualization, and automotive systems. GPU business revenue was $1.70 billion, up 53% from a year earlier and up 42% sequentially, led by growth in GeForce gaming GPUs and datacenter. GeForce gaming GPU revenue was fueled by strong adoption of our recent Pascal architecture. Datacenter revenue (including Tesla, NVIDIA GRID and NVIDIA DGX-1) was $240 million, up 193% from a year earlier and up 59% sequentially. This reflects strong demand for deep learning and high performance computing, Tesla and GRID for cloud and virtualized computing, and initial DGX-1 sales. Tegra business revenue, which included gaming development platforms and services, was $241 million, up 87% from a year earlier and up 45% sequentially. Also included was automotive revenue of $127 million, primarily from infotainment modules, which was up 61% from a year earlier and up 7% sequentially.

Gross margin for the third quarter of fiscal year 2017 was 59.0%, reflecting the strength of our GeForce gaming GPUs, the success of our platform approach and strong demand for deep learning.

Operating expenses for the third quarter of fiscal year 2017 were $544 million, up 11% from a year earlier and up 7% sequentially. This reflects headcount related costs for our growth initiatives, as well as investments in sales and marketing.

Income from operations for the third quarter of fiscal year 2017 was $639 million, up 161% from a year earlier and up 102% sequentially. Net income and net income per diluted share for the third quarter of fiscal year 2017 were $542 million and $0.83, respectively, up 120% and 89%, respectively, from a year earlier, fueled by strong revenue growth and improved gross and operating margins. In the third quarter of fiscal 2017, we adopted a new accounting standard related to the simplification of certain aspects of stock-based compensation accounting. This accounting standard requires adjustments to be reflected beginning in fiscal year 2017, including all fiscal quarters within the year. Please refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for further discussion.

During the first nine months of fiscal year 2017, we paid $509 million for share repurchases and $185 million in cash dividends. As a result, we have returned an aggregate of $694 million to shareholders in the first nine months of fiscal year 2017. For fiscal year 2018, we intend to return $1.25 billion to shareholders through ongoing quarterly cash dividends and share repurchases. Our board of directors has authorized an additional $2.00 billion under our stock repurchase program for a total of $2.96 billion available through the end of December 2020.

Cash, cash equivalents and marketable securities were $6.67 billion as of October 30, 2016, compared with $4.88 billion at the end of the prior quarter. The sequential increase was primarily related to cash received from our issuance of $1.00 billion of the 2.20% Notes Due 2021 and $1.00 billion of the 3.20% Notes Due 2026 (collectively, the Notes) during the third quarter of fiscal year 2017.

GPU Business

During the third quarter of fiscal year 2017, we expanded our line of Pascal GPUs with NVIDIA GeForce GTX 1050 and GTX 1050 Ti and we introduced GeForce GTX 1080, 1070 and 1060 for notebooks. For our datacenter platform, we launched Tesla P40 and P4 GPUs and the NVIDIA TensorRT deep learning inferencing framework; began shipping the DGX-1 AI supercomputer to research organizations, universities, and multinationals.

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

Tegra Processor Business

During the third quarter of fiscal year 2017, we announced that NVIDIA gaming technology will power the Nintendo Switch home gaming system. We also announced that our NVIDIA DRIVE PX 2 platform will power a new AutoPilot system in all of Tesla Motors’ factory produced vehicles – the Model S, Model X and upcoming Model 3.

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

Our GPU product brands are aimed at specialized markets including GeForce for gamers; Quadro for designers; Tesla for researchers and data scientists focused on artificial intelligence and big-data analytics; and GRID for cloud-based visual computing users.

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

	Three Months Ended		Nine Months Ended
	October 30, 2016	October 25, 2015	October 30, 2016	October 25, 2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	41.0	43.7	41.7	44.0
Gross profit	59.0	56.3	58.3	56.0
Operating expenses
Research and development	18.6	25.2	22.6	27.3
Sales, general and administrative	8.5	11.6	10.3	12.2
Restructuring and other charges	—	0.6	0.1	2.7
Total operating expenses	27.1	37.4	33.0	42.2
Income from operations	31.9	18.9	25.3	13.8
Interest income	0.7	0.7	0.8	0.8
Interest expense	(0.8)	(0.9)	(0.8)	(1.0)
Other income (expense), net	(0.8)	0.2	(0.4)	—
Income before income tax expense (benefit)	31.0	18.9	24.9	13.6
Income tax expense (benefit)	3.9	(0.1)	3.5	2.3
Net income	27.1%	19.0%	21.4%	11.3%

Revenue

NVIDIA’s products and services are built for three computing platforms - PC, Datacenter/Cloud, and Mobile. For the first nine months of fiscal years 2017 and 2016, approximately 73% and 77% of our revenue, respectively, was associated with the PC computing platform, of which GPUs for the gaming and professional visualization markets comprised approximately 92% and 87%, respectively, while PC OEM represented approximately 8% and 13%, respectively.

Revenue by Reportable Segments

	Three Months Ended				Nine Months Ended
	October 30, 2016	October 25, 2015	$ Change	% Change	October 30, 2016	October 25, 2015	$ Change	% Change
	(In millions)
GPU	$1,697	$1,110	$587	53%	$3,972	$3,009	$963	32%
Tegra Processor	241	129	112	87%	567	402	165	41%
All Other	66	66	—	—%	198	198	—	—%
Total	$2,004	$1,305	$699	54%	$4,737	$3,609	$1,128	31%

GPU Business. GPU business revenue increased by 53% for the third quarter of fiscal year 2017 compared to the third quarter of fiscal year 2016. This increase was due primarily to increased revenue from sales of high-end GeForce GPU products for gaming, which increased 59%, reflecting a combination of continued strength in PC gaming and strong demand for our recent Pascal-based GPU products. Datacenter revenue, including Tesla, GRID and DGX-1, increased 193%, reflecting strong demand for deep learning training, Tesla and GRID for cloud and virtualized computing, and initial DGX-1 sales. Revenue from Quadro GPUs for professional visualization increased 9% due primarily to higher sales in both desktop and mobile workstation products. Revenue from GeForce GPU products for mainstream PC OEMs declined compared to last year.

GPU business revenue increased by 32% in the first nine months of fiscal year 2017 compared to the first nine months of fiscal year 2016. This increase was due primarily to increased revenue from sales of high-end GeForce GPU products for gaming, which increased 36%, reflecting a combination of continued strength in PC gaming and strong demand for our recent Pascal-based GPU products. Datacenter revenue, including Tesla and NVIDIA GRID and DGX-1, increased 120%, reflecting strong demand for deep learning training, Tesla and GRID for cloud and virtualized computing, and initial DGX-1 sales. Revenue from Quadro GPUs for professional visualization increased 11% due primarily to higher sales in both desktop and mobile workstation products. Revenue from GeForce GPU products for mainstream PC OEMs declined compared to last year.

Tegra Processor Business. Tegra Processor business revenue increased by 87% for the third quarter of fiscal year 2017 compared to the third quarter of fiscal year 2016. This was driven by an increase of 61% in sales of Tegra products serving automotive systems and an increase in gaming development platforms and services compared to last year.

Tegra Processor business revenue increased by 41% in the first nine months of fiscal year 2017 compared to the first nine months of fiscal year 2016. This was driven by an increase of 58% in sales of Tegra products serving automotive systems compared to last year.

All Other. We recognized $66 million in revenue during the third quarter of both fiscal years 2017 and 2016 and $198 million in revenue during the first nine months of both fiscal years 2017 and 2016, from the patent cross licensing arrangement with Intel.

Concentration of Revenue

Revenue from sales to customers outside of the United States and Other Americas accounted for 78% of total revenue for both the third quarter and the first nine months of fiscal year 2017. Revenue from sales to customers outside of the United States and Other Americas accounted for 80% of total revenue for the third quarter of fiscal year 2016 and 78% of total revenue for the first nine months of fiscal year 2016. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.

Revenue from significant customers, those representing 10% or more of total revenue for the respective dates, is summarized as follows:

	Three Months Ended		Nine Months Ended
	October 30, 2016	October 25, 2015	October 30, 2016	October 25, 2015
Revenue:
Customer A	13%	10%	12%	11%

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
Our overall gross margin was 59.0% and 56.3% for the third quarter of fiscal years 2017 and 2016, respectively, and 58.3% and 56.0% for the first nine months of fiscal year 2017 and 2016, respectively. These increases were driven primarily by product mix in our GPU business, partially offset by lower gross margins in our Tegra business.
Charges to cost of sales for inventory provisions totaled $13 million and $40 million for the third quarter of fiscal years 2017 and 2016, respectively, unfavorably impacting our gross margin by 0.7% and 3.1%, respectively. Sales of inventory that was previously written-off or written-down totaled $19 million and $6 million for the third quarter of fiscal years 2017 and 2016, respectively, favorably impacting our gross margin by 0.9% and 0.5%, respectively. As a result, the overall net effect on our gross margin from charges to cost of sales for inventory provisions and sales of items previously written-off or written-down was a 0.2% favorable impact for the third quarter of fiscal year 2017 and a 2.6% unfavorable impact for the third quarter of fiscal year 2016.

Charges to cost of sales for inventory provisions totaled $40 million and $71 million for the first nine months of fiscal years 2017 and 2016, respectively, unfavorably impacting our gross margin by 0.9% and 2.0%, respectively. Sales of inventory that was previously written-off or written-down totaled $39 million and $26 million for the first nine months of fiscal years 2017 and 2016, respectively, favorably impacting our gross margin by 0.8% and 0.7%, respectively. As a result, the overall net effect on our gross margin from charges to cost of sales for inventory provisions and sales of items previously written-off or written-down was a 0.1% unfavorable impact for the first nine months of fiscal year 2017 and a 1.3% unfavorable impact for the first nine months of fiscal year 2016.

A discussion of our gross margin results for each of our reportable segments is as follows:

GPU Business. The gross margin of our GPU business increased during the third quarter and first nine months of fiscal year 2017 compared to the third quarter and first nine months of fiscal year 2016. GPU margins increased primarily due to strong demand for Tesla products for deep learning and high performance computing and the strength of our GeForce gaming GPUs.

Tegra Processor Business. The gross margin of our Tegra Processor business increased during the third quarter and first nine months of fiscal year 2017 compared to the third quarter and first nine months of fiscal year 2016. The increase in Tegra margins was primarily due to the inventory provisions we recorded during the third quarter of fiscal year 2016 related primarily to older generation Tegra products and the warranty charge we recorded during the first nine months of fiscal year 2016 associated with the SHIELD tablet product recall.

Operating Expenses

	Three Months Ended				Nine Months Ended
	October 30, 2016	October 25, 2015	$ Change	% Change	October 30, 2016	October 30, 2015	$ Change	% Change
	(In millions)
Research and development expenses	$373	$329	$44	13%	$1,069	$987	$82	8%
Sales, general and administrative expenses	171	152	19	13%	487	441	46	10%
Restructuring and other charges	—	8	(8)	(100)%	3	97	(94)	(97)%
Total operating expenses	$544	$489	$55	11%	$1,559	$1,525	$34	2%
Research and development expenses as a percentage of net revenue	19%	25%			23%	27%
Sales, general and administrative expenses as a percentage of net revenue	9%	12%			10%	12%
Restructuring and other charges as a percentage of net revenue	—%	1%			—%	3%

Research and Development

Research and development expenses increased by 13% during the third quarter of fiscal year 2017 compared to the third quarter of fiscal year 2016. Compensation and benefits increased by $38 million primarily driven by employee additions and an increase in related compensation and benefit costs, including stock-based compensation expense.

Research and development expenses increased by 8% during the first nine months of fiscal year 2017 compared to the first nine months of fiscal year 2016. Compensation and benefits increased by $68 million primarily driven by employee additions and an increase in related compensation and benefit costs, including stock-based compensation expense.

Sales, General and Administrative

Sales, general and administrative expenses increased by 13% during the third quarter of fiscal year 2017 compared to the third quarter of fiscal year 2016. Compensation and benefits increased by $28 million primarily driven by employee additions and an increase in related compensation and benefit costs, including stock-based compensation expense. Offsetting this increase was a decrease in outside professional fees of $16 million resulting from the resolution of our intellectual property disputes with Samsung and Qualcomm.

Sales, general and administrative expenses increased by 10% during the first nine months of fiscal year 2017 compared to the first nine months of fiscal year 2016. Compensation and benefits increased by $65 million primarily driven by employee additions and an increase in related compensation and benefit costs, including stock-based compensation expense. Marketing expense increased by $10 million mainly due to the introduction of our new Pascal family of GPUs. Offsetting these increases was a decrease in outside professional fees of $42 million resulting from the resolution of our intellectual property disputes with Samsung and Qualcomm.

Restructuring and Other Charges

In the second quarter of fiscal year 2016, we began the wind-down of our Icera operations. Our operating expenses for the nine months ended July 31, 2016 included $3 million of restructuring and other charges. No restructuring charges were recorded during the third quarter of fiscal year 2017. Please refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for further discussion.

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest expense is primarily comprised of coupon interest and debt discount amortization related to the 1.00% Convertible Senior Notes due in 2018, or the Convertible Notes, issued in December 2013 and the Notes issued in September 2016.

Interest income was $14 million and $9 million during the third quarter of fiscal years 2017 and 2016, respectively, and $37 million and $28 million during the first nine months of fiscal years 2017 and 2016, respectively. The increase in interest income was primarily due to higher average cash balances invested in interest bearing securities, as well as higher purchased yields.

Interest expense was $16 million and $12 million during the third quarter of fiscal years 2017 and 2016, respectively, and $39 million and $35 million during the first nine months of fiscal years 2017 and 2016, respectively, consisting primarily of coupon interest and debt discount amortization related to the Convertible Notes issued in December 2013 and the Notes issued in September 2016.

Other Income (Expense), Net

Other income (expense), net, consists primarily of realized gains and losses from the sale of marketable securities, sales or impairments of investments in non-affiliated companies, losses on early debt conversions of the Convertible Notes, and the impact of changes in foreign currency rates. Other expense, net, was $16 million and $19 million during the third quarter and first nine months of fiscal year 2017 consisting primarily of $15 million of losses recognized from early conversions of the Convertible Notes. Other income (expense), net, was not significant during the third quarter or the first nine months of fiscal year 2016.

Income Taxes

We recognized income tax expense of $79 million and $168 million for the third quarter and first nine months of fiscal year 2017, respectively, and $83 million for the first nine months of fiscal year 2016. We recognized income tax benefit of $1 million for the third quarter of fiscal year 2016. Income tax expense as a percentage of income before income tax was 12.8% and 14.2% for the third quarter and first nine months of fiscal year 2017, respectively, and was 16.9% for the first nine months of fiscal year 2016. Income tax benefit as a percentage of income before income tax was 0.5% for the third quarter of fiscal year 2016. Our income tax expense includes $42 million and $62 million of tax benefit for the third quarter and first nine months of fiscal year 2017, respectively, from the early adoption of an accounting standard related to stock-based compensation. Please refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for further information.

The increase in our effective tax rate in the third quarter of fiscal year 2017 compared to the same period in the prior fiscal year was primarily due to the absence of the tax benefit related to the restructuring associated with the wind-down of our Icera operations. The decrease in our effective tax rate in the first nine months of fiscal year 2017 compared to the same period in the prior fiscal year was primarily due to the favorable benefit of the U.S. federal research tax credit, which was permanently enacted in the fourth quarter of fiscal year 2016, and early adoption of an accounting standard, partially offset by the absence of the Icera restructuring tax benefit and an increase in the amount of our earnings subject to U.S. tax.

Our effective tax rate for the first nine months of fiscal year 2017 of 14.2% was lower than the U.S. federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the U.S. federal statutory tax rate, the benefit of the U.S. federal research tax credit, as well as tax benefits recognized in the period in which they occur for early adoption of an accounting standard and expiration of statutes of limitations in certain non-U.S. jurisdictions.

Please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information.

Liquidity and Capital Resources

	October 30, 2016	January 31, 2016
	(In millions)
Cash and cash equivalents	$1,940	$596
Marketable securities	4,731	4,441
Cash, cash equivalents and marketable securities	$6,671	$5,037

	Nine Months Ended
	October 30, 2016	October 25, 2015
	(In millions)
Net cash provided by operating activities	$951	$664
Net cash used in investing activities	$(420)	$(187)
Net cash provided by (used in) financing activities	$813	$(503)

As of October 30, 2016, we had $6.67 billion in cash, cash equivalents and marketable securities, an increase of $1.63 billion from the end of fiscal year 2016. Our portfolio of cash equivalents and marketable securities is managed on our behalf by several financial institutions. Our portfolio managers are required to follow our investment policy, which requires the purchase of high grade investment securities, the diversification of asset types, and certain limits on our portfolio duration.

Cash provided by operating activities increased in the first nine months of fiscal year 2017 compared to the first nine months of fiscal year 2016, primarily due to higher net income resulting from revenue growing at a faster rate than operating expenses and gross margin improvements.

Cash used by investing activities increased in the first nine months of fiscal year 2017 compared to the first nine months of fiscal year 2016, primarily due to higher purchases of marketable securities and property and equipment and intangible assets than proceeds from sales and maturities of marketable securities.

Cash was provided by financing activities in the first nine months of fiscal year 2017, primarily due to the $2.00 billion of Notes we issued in the third quarter of fiscal year 2017, partially offset by $444 million of repayments of convertible debt and $694 million of share repurchases and dividend payments. Cash was used in financing activities in the first nine months of fiscal year 2016, primarily due to $604 million of share repurchases and dividend payments.

Liquidity

Our primary source of liquidity is cash generated by our operations. Our investment portfolio consists principally of cash and cash equivalents, corporate debt securities, debt securities of United States government agencies, debt securities issued by United States Treasury, asset-backed securities, mortgage-backed securities issued by United States government-sponsored enterprises, foreign government bonds and money market funds. These investments are denominated in United States dollars. As of October 30, 2016, we did not have any investments in auction-rate preferred securities.

Please refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information.

As of October 30, 2016 and January 31, 2016, we had $6.67 billion and $5.04 billion, respectively, in cash, cash equivalents and marketable securities. Our investment policy requires the purchase of high grade investment securities and the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of October 30, 2016, we were in compliance with our investment policy. As of October 30, 2016, our investments in government agencies and government-sponsored enterprises represented 39% of our total investment portfolio, while the financial sector accounted for 25% of our total investment portfolio. All of our investments are in A/A3 or better rated securities.
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
Dividend payments and any share repurchases must be made from cash held in the United States. In the third quarter and first nine months of fiscal year 2017, we made total cash dividend payments of $61 million and $185 million, respectively, and repurchased $509 million of our common stock in the first nine months of fiscal year 2017, utilizing a significant amount of our U.S. cash balance previously taxed as of October 30, 2016. We did not enter into any structured share repurchase transactions during the third quarter of fiscal year 2017.
Convertible Notes

On December 2, 2013, we issued $1.50 billion of Convertible Notes and concurrently entered into separate note hedge and warrant transactions. The Convertible Notes will mature on December 1, 2018 unless repurchased or converted prior to such date. The Convertible Notes were convertible during the first nine months of fiscal year 2017 and are currently convertible at the holders’ option in the fourth quarter of fiscal year 2017. During the third quarter of fiscal year 2017, we paid cash to settle $444 million in principal amount, issued 15 million shares of our common stock with respect to the conversion obligation in excess of the principal amount, and recognized a loss of $15 million on early conversions, of the Convertible Notes. We have received additional conversion notices for an aggregate of $229 million in principal amount of the Convertible Notes during the third quarter of fiscal year 2017. Settlements of these conversion requests are expected to be completed in the fourth quarter of fiscal year 2017.

Given the current price of our common stock, we expect to receive additional notices of early conversion, which could require us to use a substantial amount of our cash in the United States to settle. Please refer to Note 11 of the Notes to the Condensed Consolidated Financial Statements for further information.

2.20% Notes Due 2021 and 3.20% Notes Due 2026
On September 16, 2016, we issued $1.00 billion of the 2.20% Notes Due 2021 and $1.00 billion of the 3.20% Notes Due 2026. The net proceeds from the Notes were $1.98 billion, after deducting debt discounts and issuance costs. We intend to use the net proceeds from the Notes to prefund the repayment of the principal amount of our Convertible Notes and for general corporate purposes such as dividend payments or share repurchases.

Revolving Credit Facility
On October 7, 2016, we entered into a Credit Agreement under which we may borrow, repay and re-borrow amounts from time to time, up to $575 million, for working capital and other general corporate purposes. The commitments under the Credit Agreement are available for a 5-year period ending on October 7, 2021, on which date all outstanding obligations would be due and payable. The Credit Agreement also permits us to obtain additional revolving loan commitments and/or commitments to issue letters of credit of up to $425 million, subject to certain conditions. As of October 30, 2016, we had not borrowed any amounts under the Credit Agreement.

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

During the third quarter and first nine months of fiscal year 2017, we also paid $61 million and $185 million, respectively, in cash dividends to our shareholders, equivalent to $0.1150 per share. As a result, we returned $61 million and $694 million to shareholders during the three and nine months ended October 30, 2016, respectively, in the form of share repurchases and dividend payments.

We intend to return $1.00 billion to our shareholders in fiscal year 2017 through a combination of share repurchases and cash dividends. For fiscal year 2018, we intend to return $1.25 billion to our shareholders through ongoing quarterly cash dividends and share repurchases. On November 7, 2016, the Board authorized an additional $2.00 billion under our repurchase program and extended it through December 2020. We also declared an increase in our quarterly cash dividend to $0.1400 per share from $0.1150 per share, to be paid with our next quarterly cash dividend on December 19, 2016, to all shareholders of record on November 28, 2016.

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

Contractual Obligations

As of October 30, 2016, we had outstanding inventory purchase obligations totaling $908 million. Except as described above with respect to the Convertible Notes and the Notes, there were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

Financial market risks related to investment and interest rate risk are described in our 2016 Annual Report on Form 10-K. As of October 30, 2016, there have been no material changes to the financial market risks described as of January 31, 2016.

Foreign Exchange Rate Risk

During the first nine months of fiscal year 2017, we entered into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. We designate these contracts as cash flow hedges and assess the effectiveness of the hedge relationships on a spot to spot basis. Gains or losses on the contracts are recorded in accumulated other comprehensive income or loss, and then reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur.

During the second and third quarters of fiscal year 2017, we also entered into foreign currency forward contracts to mitigate the impact of foreign currency movements on monetary assets and liabilities that are denominated in currencies other than our reporting currency. The change in fair value of these contracts is recorded as a component of other income or expense, net, and offsets the change in fair value of the foreign currency denominated monetary assets and liabilities, which is also recorded in other income or expense, net.

Please see Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of October 30, 2016, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

In December 2013, we issued $1.50 billion of Convertible Notes. In September 2016, we issued $1.00 billion of the 2.20% Notes Due 2021 and $1.00 billion of the 3.20% Notes Due 2026. In October 2016, we also established a revolving credit facility under which we may borrow, repay and re-borrow amounts from time to time, up to $575 million. We may obtain additional revolving loan commitments up to $425 million. While the facility is currently undrawn, we may use the proceeds of any future borrowings for working capital and other general corporate purposes. Our indebtedness may limit our ability to use our cash flow or borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes.

Additionally, our obligation to make payments related to the Convertible Notes when converted or due, or related to the Notes when due, could impact our cash balance and limit our ability to use our cash for our capital return program and our other liquidity needs, including working capital, capital expenditures, acquisitions, investments and other general corporate purposes.

The warrants associated with our Convertible Notes, or the Warrants, dilute our net income per share and the exercise of the Warrants would dilute the ownership interest of our existing shareholders.

When the average trading price of our common stock for a fiscal quarter exceeds the adjusted strike price of the Warrants, the number of diluted weighted average shares used in our net income per share calculation increases, which dilutes our net income per share. For example, our average trading price for the second and third quarters of fiscal year 2017 was $46.57 and $63.83, respectively, which contributed approximately 31 million and 43 million weighted average shares, respectively, to our net income per share calculation.

The Warrants will be deemed to be automatically exercised on certain dates between March 2019 and June 2019, unless the Warrant holder notifies us otherwise. Any issuance by us of shares upon exercise or any other settlement of the Warrants may dilute the ownership interest of our existing shareholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Beginning August 2004, our Board of Directors authorized us, subject to certain specifications, to repurchase shares of our common stock. On November 7, 2016, the Board authorized an additional $2.00 billion under our repurchase program and extended it through December 2020.

Through October 30, 2016, we have repurchased an aggregate of 243 million shares under our share repurchase program for a total cost of $4.36 billion. All shares delivered from these repurchases have been placed into treasury stock. As of November 7, 2016, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $2.96 billion through December 2020. We intend to return $1.00 billion to our shareholders in fiscal year 2017 through a combination of share repurchases and cash dividends. For fiscal year 2018, we intend to return $1.25 billion to our shareholders through ongoing quarterly cash dividends and share repurchases.

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

Transactions Related to our Convertible Notes and Note Hedges

During the third quarter of fiscal year 2017, we issued an aggregate of 15 million shares of our common stock upon settlement of Convertible Notes submitted for conversion. In connection with these conversions, we exercised a portion of our Note Hedges to acquire shares of our common stock. The counterparty to the Note Hedges may be deemed an “affiliated purchaser” and may have purchased the shares of our common stock deliverable to us upon this exercise of our option.

During the fourth quarter of fiscal year 2017, we expect to settle at least an aggregate of $229 million in principal amount, and issue shares of our common stock for the excess conversion value, related to the Convertible Notes that were submitted for conversion. The actual number of shares issuable upon conversion will be determined based upon the terms of the Convertible Notes. We expect to receive an equal number of shares of our common stock under the terms of the Note Hedges. Please refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the Convertible Notes and the Note Hedges.

Restricted Stock Unit Share Withholding

We also withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our equity incentive program. During the first nine months of fiscal year 2017, we withheld approximately 5 million shares at a total cost of $176 million through net share settlements. Please refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plans.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
4.1	Indenture, dated as of September 16, 2016, by and between NVIDIA Corporation and Wells Fargo Bank, National Association, as Trustee	8-K	000-23985	4.1	September 16, 2016
4.2	Officers’ Certificate, dated as of September 16, 2016	8-K	000-23985	4.2	September 16, 2016
4.3	Form of 2021 Note	8-K	000-23985	4.2 (Annex A)	September 16, 2016
4.4	Form of 2026 Note	8-K	000-23985	4.2 (Annex B)	September 16, 2016
10.1*	Second Amendment to Participation Agreement dated September 9, 2016 among NVIDIA Land Development, LLC, Wachovia Service Corporation, and Wells Fargo Bank, N.A., and a syndicate of other institutions
10.2	Credit Agreement, dated as of October 7, 2016 by and among NVIDIA Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto	8-K	000-23985	1.1	October 13, 2016
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 22, 2016

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
4.1	Indenture, dated as of September 16, 2016, by and between NVIDIA Corporation and Wells Fargo Bank, National Association, as Trustee	8-K	000-23985	4.1	September 16, 2016
4.2	Officers’ Certificate, dated as of September 16, 2016	8-K	000-23985	4.2	September 16, 2016
4.3	Form of 2021 Note	8-K	000-23985	4.2 (Annex A)	September 16, 2016
4.4	Form of 2026 Note	8-K	000-23985	4.2 (Annex B)	September 16, 2016
10.1*	Second Amendment to Participation Agreement dated September 9, 2016 among NVIDIA Land Development, LLC, Wachovia Service Corporation, and Wells Fargo Bank, N.A., and a syndicate of other institutions
10.2	Credit Agreement, dated as of October 7, 2016 by and among NVIDIA Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto	8-K	000-23985	1.1	October 13, 2016
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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