Form 10-K
period 2017-01-29
NVIDIA CORP
filed 2017-03-01
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 29, 2016 was approximately $28.98 billion (based on the closing sales price of the registrant's common stock as reported by the NASDAQ Global Select Market on July 29, 2016). This calculation excludes 27 million shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant's outstanding common stock that have represented to the registrant that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.

The number of shares of common stock outstanding as of February 24, 2017 was 589 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

© 2017 NVIDIA Corporation. All rights reserved. NVIDIA, the NVIDIA logo, GeForce, Quadro, Tegra, Tesla, CUDA, GeForce Experience, ICERA, Iray, Jetson, Maxwell, NVIDIA Ansel, NVIDIA DesignWorks, NVIDIA DGX-1, NVIDIA DRIVE, NVIDIA GameWorks, NVIDIA GeForce NOW, NVIDIA GRID, NVIDIA SHIELD, NVIDIA SPOT, NVIDIA VRWorks, NVLink, Pascal and TensorRT are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and other countries. Other company and product names may be trademarks of the respective companies with which they are associated.

PART I

ITEM 1. BUSINESS

Our Company

Starting with a focus on PC graphics, NVIDIA invented the GPU to solve some of the most complex problems in computer science. We have extended our emphasis in recent years to the revolutionary field of artificial intelligence, or AI.

The GPU was initially used to simulate human imagination, enabling the virtual worlds of video games and films. Today, it also simulates human intelligence, enabling a deeper understanding of the physical world. Its parallel processing capabilities, supported by up to thousands of computing cores, are essential to running deep learning algorithms. This form of AI, in which software writes itself, enables computers to learn from data and serve as the brain of computers, robots and self-driving cars that can perceive and understand the world. GPU-powered deep learning is being rapidly adopted by thousands of enterprises to deliver services and features that would have been impossible with traditional coding.

NVIDIA delivers value to its customers through PC, mobile and cloud architectures. Vertical integration enables us to bring together hardware, system software, programmable algorithms, libraries, systems and services to create unique value for the markets we serve. Offerings like the NVIDIA DGX AI supercomputer, the NVIDIA DRIVE AI car computing platform and the GeForce NOW cloud gaming service bring together combinations of the company’s hardware, software and services to meet the exacting demands of specific audiences.

Innovation is at our core. We have invested over $13 billion in research and development since our inception, yielding inventions that are essential to modern computing. The GPU introduced the world to the power of programmable graphics. Our CUDA programming language harnessed the GPU’s parallel processing capabilities to accelerate scientific and AI computing. Virtualized GPUs put the power of parallel processing into the cloud, accessible from any connected device, anywhere. Other breakthroughs in our evolving GPU architectures and related technologies enable GPUs to be more powerful and efficient, and to fuel more powerful AI workloads with deep learning capabilities.

Gamers choose NVIDIA GPUs to enjoy immersive, increasingly cinematic fantasy worlds. GPUs also help underpin the world’s fastest growing spectator sport, eSports, which attracts hundreds of millions of viewers to watch top-quality gaming. And more than 100 million people participate in MOBA - multiplayer online battle area - games.

Professional designers use our GPUs to create visual effects in movies and design products ranging from soft drink bottles to commercial aircraft.

Researchers use our GPUs to accelerate a wide range of important applications, from simulating viruses to exploring the origins of the universe. The world’s leading cloud services companies, and a rapidly growing number of enterprises and startups, use GPUs to facilitate deep learning that meets, and in some cases surpasses, human perception.

Our GPU product brands are aimed at specialized markets including GeForce for gamers; Quadro for designers; Tesla and DGX for AI data scientists and big data researchers; and GRID for cloud-based visual computing users. Our Tegra brand integrates an entire computer onto a single chip, and incorporates GPUs and multi-core CPUs to drive supercomputing for mobile gaming and entertainment devices, as well as autonomous robots, drones and cars.

Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

Our Businesses

Our two reportable segments - GPU and Tegra Processor - are based on a single underlying architecture. From our proprietary processors, we have created platforms that address four large markets where our expertise is critical: Gaming, Professional Visualization, Datacenter, and Automotive.

Businesses		NVIDIA Visual Computing and Accelerated Computing Platforms and Brands

GPU	∙	GeForce for PC gaming
	∙	GeForce NOW for cloud-based game-streaming service
	∙	Quadro for design professionals working in computer-aided design, video editing, special effects and other creative applications
	∙	Tesla for AI utilizing deep learning and accelerated computing, leveraging the parallel computing capabilities of GPUs for general purpose computing
	∙	GRID to provide the power of NVIDIA graphics through the cloud and datacenters

Tegra Processor	∙	Tegra processors are primarily designed to enable branded platforms - DRIVE PX and SHIELD
	∙	DRIVE PX automotive supercomputers that provide self-driving capabilities
	∙	SHIELD includes a family of devices and services designed to harness the power of mobile-cloud to revolutionize home entertainment, AI and gaming

Our Markets

We specialize in markets in which GPU-based visual computing and accelerated computing platforms can provide tremendous throughput for applications. These platforms incorporate processors, systems software, programmable algorithms, systems and services to deliver value that is unique in the marketplace.

Gaming

Computer gaming is the largest entertainment industry. Helping to propel its growth are the new high production value games and franchises, the rise of competitive online gaming, eSports, and the rise of virtual reality.

Our GPUs enhance the gaming experience by improving the visual quality of graphics, increasing the frame rate for smoother gameplay and improving realism by incorporating the behavior of light and physical objects. These can be enjoyed independently or together to extend the gaming experience across platforms.

Our gaming platforms utilize sophisticated 3D software and algorithms - including our GameWorks libraries that provide special effects for games. These enable us to deliver realism and immersion, even when playing games remotely from the cloud. We further enhance gaming with GeForce Experience, our gaming application that optimizes the PC user’s settings for each title and enables players to record and share gameplay. It has been downloaded by more than 80 million users.

To enable virtual reality, we provide developers with a suite of software libraries called VRWorks. VRWorks allows developers to create fully immersive experiences by enabling physically realistic visuals, sound, touch interactions and simulated environments. VR requires advanced high-performance GPUs as the engine to simulate complete immersion.

Our products for the gaming market include GeForce GTX GPUs for PC gaming; the SHIELD family of tablets, portable devices for mobile gaming and TV streaming; GeForce NOW for cloud-based gaming; as well as platforms and development services for specialized console gaming devices.

Professional Visualization

We serve the Professional Visualization market by working closely with independent software vendors to optimize their offerings for NVIDIA GPUs. Our GPU computing solutions enhance productivity and introduce new capabilities for critical parts of the workflow for such major industries as automotive, media and entertainment, architectural engineering, oil and gas, and medical imaging.

For designers who build the products we use every day, it is critical that images viewed digitally mirror reality. This requires simulating the physical behavior of light and materials, or physically-based rendering, an emerging trend in professional design. Our Iray and DesignWorks software delivers this to designers. They enable an architect designing a building with a computer-aided design package to interact with the model in real time, view it in greater detail, and generate photorealistic renderings for the client. They also allow an automotive designer to create a highly realistic 3D image of a car, which can be viewed from all angles, reducing reliance on costly, time-consuming full-scale clay models.

Just as virtual reality is becoming more important in gaming, it is also being incorporated in a growing number of enterprise applications, within medicine, architecture, product design and retailing. Virtual car showrooms, surgical training, architectural walkthroughs, and bringing historical scenes to life all deploy this technology, powered by our GPUs.

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

Datacenter

The NVIDIA accelerated computing platform addresses AI, in which systems learn using unstructured data, and high performance computing, in which it speeds work toward reaching answers for more narrowly defined problems. The platform consists of our energy efficient GPUs, our CUDA programming language, specific libraries such as cuDNN, and innovations such as NVLink, which enables application scalability across multiple GPUs.

Deep learning is a new AI computer model where neural networks are trained to recognize patterns from massive amounts of data in the form of images, sounds and text - in some instances better than humans. It also greatly increases the performance and power efficiency of high-performance computers and datacenter systems. GPUs excel at parallel workloads, speeding applications by 10-75x compared with CPUs, reducing each of the many data training iterations from weeks to days. In the past year alone, GPUs have sped up training of deep neural networks for AI by as much as 12x.

We are engaged with thousands of organizations working on AI in a multitude of industries, from automating tasks such as reading medical images, to surveying coral on the sea bottom, to identifying the physical world for the blind. These organizations include the world’s leading cloud services companies such as Facebook, Amazon and Baidu, which are infusing AI in applications that enable highly accurate voice recognition and real-time translation; enterprises that are increasingly turning to AI to improve products and services; and startups seeking to implement AI in disruptive ways across multiple industries. We have partnered with industry leaders such as Microsoft, IBM and SAP to bring AI to enterprise users. We also have partnerships in healthcare and manufacturing, among others, to accelerate the adoption of AI.

To enable deep learning, we provide a family of GPUs designed to speed up training and inferencing of neural networks. They are available in industry standard servers from companies such as HP, Dell and Cisco; from cloud services such as Amazon Web Services, Alicloud, Azure and Google Cloud; as well as in our DGX AI supercomputer, a purpose-built system for deep learning and AI accelerated analytics. DGX delivers performance equal to hundreds of conventional servers, comes fully integrated with hardware, deep learning software, development tools, support for existing AI frameworks, and runs popular accelerated analytics applications.

GPUs also increase the speed of applications used in such fields as aerospace, bio-science research, mechanical and fluid simulations, and energy exploration. They have already had a significant impact on scientific discovery, including improving heart surgery, HIV research and mapping human genome folds. Our GPUs and cuDNN software have been broadly adopted for deep learning, a new computing method for enabling artificial intelligence.

Accelerated computing is recognized as the path forward for high performance computing amid the slowing of Moore’s Law. The proportion of supercomputers utilizing accelerators has grown sharply over the past five years, now accounting for a significant proportion of both the total systems on the TOP500 list, which ranks the 500 most powerful commercially available computer systems, and the list’s total floating-point operations per second. Tesla GPU accelerators power many of the world’s fastest supercomputers. They will also drive the U.S. Energy Department’s next generation of supercomputers at Oak Ridge and Lawrence Livermore National Laboratories.

We also serve the datacenter market with GRID for virtualized graphics. GRID makes it possible to run graphics-intensive applications remotely on a server in the datacenter. Applications include accelerating virtual desktop infrastructures and delivering graphics-intensive applications from the cloud for industries ranging from manufacturing, healthcare and educational institutions, among others.

Automotive

NVIDIA has demonstrated multiple applications of AI within the car. AI can drive the car itself as a pilot, in either partial or fully autonomous mode. Also, AI can be a co-pilot, assisting the human driver in creating a safer driving experience. NVIDIA is working with automotive partners to enable AI pilot and co-pilot within the car.

NVIDIA is working with numerous automakers, tier-one suppliers, automotive research institutions, HD mapping companies, and startups to develop and deploy AI systems for self-driving vehicles. Our unified AI computing architecture starts with mapping and training deep neural networks using our Tesla GPUs, and then running them within the vehicle on the NVIDIA DRIVE PX AI car computing platform. This end-to-end approach leverages NVIDIA DriveWorks software and allows cars to receive over-the-air updates to add new features and capabilities throughout the life of a vehicle.

DRIVE PX can understand in real-time what's happening around the vehicle, precisely locate itself on an HD map, and plan a safe path forward. This advanced self-driving car platform combines deep learning, sensor fusion and surround vision to change the driving experience. Our DRIVE PX platform scales from a palm-sized, energy efficient module for AutoCruise automated highway-driving capabilities to a configuration with multiple systems aimed at enabling driverless cars. A new single-processor configuration of DRIVE PX enables vehicles to use deep neural networks to process data from multiple cameras and sensors.

We also see the opportunity for Tegra in other areas, such as robots that respond to voice and gesture commands; drones that process enormous amounts of visual-based data; and smart Android monitors. Our platform for embedded use, Jetson TX1, provides the performance and power efficiency needed for deep learning in a powerful, highly efficient environment.

Business Strategies

NVIDIA’s key strategies that shape our overall business approach include:

Extending our technology leadership in AI. Deep learning is fundamental to the evolution of AI. We provide a complete, end-to-end GPU computing platform for deep learning, addressing both training and inferencing. This includes GPUs, our CUDA programming language, algorithms, libraries and system software. GPUs are uniquely suited to AI, and we will continue to add AI-specific features to our GPU architecture to further extend our leadership position. Our goal is to make our GPU platforms available on every server, on every cloud service, as well as on our own AI supercomputer. We evangelize AI through partnerships with hundreds of universities and more than a thousand startups through our Inception program. Additionally, our Deep Learning Institute provides instruction on the latest techniques on how to design, train, and deploy neural network-powered machine learning in applications. It covers widely used open-source frameworks and NVIDIA’s latest GPU-accelerated deep learning platforms.

Revolutionizing computing with the GPU’s parallel processing capability. The massive parallel processing capabilities of NVIDIA GPUs can solve complex computational problems in significantly less time and with lower power consumption than CPUs. We work with developers worldwide who write programs using the CUDA high-level programming language. Using GPUs, developers are able to accelerate applications in areas ranging from molecular dynamics to image processing, derivatives modeling for financial risk analysis and big-data analytics.

Extending our technology leadership in visual computing. We believe that visual computing is fundamental to the continued expansion and evolution of computing. We apply our research and development resources to extending our leadership in visual computing, enabling us to enhance the user experience for consumer entertainment and professional visualization applications. Our technologies are instrumental in driving forward gaming, as developers push toward increasingly cinematic production values and the possibilities opened up by virtual reality.

Extending our visual computing leadership into mobile and cloud-computing platforms. We believe that visual computing will remain a key component in the computing paradigm defined by mobile, cloud and software as a service. We enable interactive graphics applications - such as games, movie and photo editing and design software - to be accessed by almost any device, almost anywhere. We believe that the user experience in virtual desktop infrastructures should be indistinguishable from physical environments, regardless of how graphics intensive the application. Accordingly, we leverage our research and development resources to create platforms to enable visual computing in a mobile and cloud environment.

Licensing our intellectual property. We believe our intellectual property is a valuable asset that can be accessed by our customers and partners through licenses and development agreements when they desire to build such capabilities directly into their own products, or have us do so through a custom development. Such license and development arrangements can further enhance the reach of our technology.

Enabling GPU computing platforms in key focus areas. We believe that we are well positioned to use our expertise in GPU computing to make contributions in four key markets where our visual and accelerated computing expertise is valued: gaming, professional visualization, datacenter and automotive.

Sales and Marketing

Our sales strategy involves working with end customers and various industry ecosystems through our partner network. Our worldwide sales and marketing strategy is key to achieving our objective of providing markets with our high-performance and efficient GPU, and embedded system-on-a-chip, or SOC, platforms. Our sales and marketing teams, located across our global markets, work closely with end customers in each industry. Our partner network incorporates each industry's respective original equipment manufacturers, or OEMs, original device manufacturers, or ODMs, system builders, add-in board manufacturers, or AIBs, retailers/distributors, and industry trendsetters.

Our end customers and partner network are leveraged to integrate product features, performance, price and timing of new products for our platforms. Members of our sales team have a high level of technical expertise and product and industry knowledge to support the competitive and complex design win process. We also employ a highly skilled team of application engineers to assist our partner network in designing, testing and qualifying system designs that incorporate our platforms. We believe that the depth and quality of our design support are keys to improving our partner network’s time-to-market, maintaining a high level of customer satisfaction and fostering relationships that encourage our end customers and partner network to use the next generation of our products within each platform.

As a result of our partner network strategy, a small number of customers within that network represent the majority of our sold to revenue. Sales to ASUSTeK Computer Inc. accounted for 12% of our total revenue for fiscal year 2017.

To encourage software title developers and publishers to develop games optimized for platforms utilizing our products, and enterprise applications optimized for our GPUs, we seek to establish and maintain strong relationships in the software development community. Engineering and marketing personnel interact with and visit key software developers to promote and discuss our platforms, as well as to ascertain individual product requirements and solve technical problems. Our developer program makes certain that our products are available to developers prior to volume availability in order to encourage the development of AI frameworks, SDKs, and APIs for software applications and game titles that are optimized for our platforms.

As NVIDIA’s business has evolved from a focus primarily on gaming products to broader markets, and from chips to platforms and complete systems, so, too, have our avenues to market. Thus, in addition to sales to customers in our partner network, certain of our platforms are also sold through e-tail channels and through some of the world’s largest retailers.

Backlog

Our sales are primarily made pursuant to standard purchase orders. The quantity of products purchased by our customers as well as our shipment schedules are subject to revisions that reflect changes in both the customers' requirements and in manufacturing availability. Our industry is characterized by relatively short lead time orders and delivery schedules, thus, we believe that only a small portion of our backlog is non-cancelable and that the dollar amount associated with the non-cancelable portion is not significant.

Seasonality

Our GPU and Tegra processor platforms serve many markets from consumer PC gaming to enterprise workstations to government and service provider cloud datacenters; however, a majority of our revenue stems from the consumer industry. Our consumer products have typically seen stronger revenue in the second half of our fiscal year. However, there can be no assurance that this trend will continue.

Manufacturing

We do not directly manufacture semiconductor wafers used for our products. Instead, we utilize what is known as a fabless manufacturing strategy, whereby we employ world-class suppliers for all phases of the manufacturing process, including wafer fabrication, assembly, testing, and packaging. This strategy uses the expertise of industry-leading suppliers that are certified by the International Organization for Standardization in such areas as fabrication, assembly, quality control and assurance, reliability and testing. In addition, this strategy allows us to avoid many of the significant costs and risks associated with owning and operating manufacturing operations. While we may directly procure certain raw materials used in the production of our products, such as substrates and a variety of components, our suppliers are responsible for procurement of the majority of the raw materials used in the production of our products. As a result, we can focus our resources on product design, additional quality assurance, marketing, and customer support.

We utilize industry-leading suppliers, such as Taiwan Semiconductor Manufacturing Company Limited and Samsung Electronics Co. Ltd, to produce our semiconductor wafers. We then utilize independent subcontractors, such as Advanced Semiconductor Engineering, Inc., BYD Auto Co. Ltd., Hon Hai Precision Industry Co., Ltd., JSI Logistics Ltd., King Yuan Electronics Co., Ltd. and Siliconware Precision Industries Company Ltd. to perform assembly, testing, and packaging of most of our products and platforms. We purchase substrates from IbidenCo. Ltd., Nanya Technology Corporation, and Unimicron Technology Corporation, and memory from Samsung Semiconductor, Inc. and SK Hynix.

We typically receive semiconductor products from our subcontractors, perform incoming quality assurance and then ship the semiconductors to contract equipment manufacturers, or CEMs, distributors, motherboard and AIB customers from our third-party warehouse in Hong Kong. Generally, these manufacturers assemble and test the boards based on our design kit and test specifications, and then ship our products to retailers, system builders or OEMs as motherboard and AIB solutions.

We also utilize industry-leading contract manufacturers, or CMs, such as BYD Auto Co. Ltd. and Quanta Computer, to manufacture some of our products for sale directly to end customers. In those cases, key elements such as the GPU, SOC and memory are often consigned by us to the CMs, who are responsible for the procurement of other components used in the production process.

Working Capital

We focus considerable attention on managing our inventories and other working-capital-related items. We manage inventories by communicating with our customers and partners and then using our industry experience to forecast demand on a platform-by-platform basis. We then place manufacturing orders for our products that are based on forecasted demand. The quantity of products actually purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers' requirements and in manufacturing availability. We generally maintain substantial inventories of our products because the semiconductor industry is characterized by short lead time orders and quick delivery schedules. A substantial amount of our inventories are maintained as semi-finished products that can be leveraged across a wide range of our processors to balance our customer demands.

Our existing cash and marketable securities balances increased by 35% to $6.80 billion at the end of fiscal year 2017 compared with the end of fiscal year 2016. We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating requirements for at least the next twelve months.

Research and Development

We believe that the continued introduction of new and enhanced products designed to deliver leading visual computing technology is essential to our future success. Our research and development strategy is to focus on concurrently developing multiple generations of GPUs and Tegra Processors, including GPUs for high-performance computing, and Tegra SOCs for SHIELD and other embedded products using independent design teams. Our research and development efforts include software engineering, hardware engineering, very large scale integration design engineering, process engineering, architecture and algorithms.

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

As of January 29, 2017, we had 7,282 full-time employees engaged in research and development. During fiscal years 2017, 2016 and 2015, we incurred research and development expenses of $1.46 billion, $1.33 billion, and $1.36 billion, respectively.

Competition

The market for our products is intensely competitive and is characterized by rapid technological change and evolving industry standards. We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and partners and distribution channels, software support, conformity to industry standard Application Programming Interfaces, manufacturing capabilities, processor pricing and total system costs. We believe that our ability to remain competitive will depend on how well we are able to anticipate the features and functions that customers and partners will demand and whether we are able to deliver consistent volumes of our products at acceptable levels of quality and at competitive prices. We expect competition to increase from both existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products. In addition, it is possible that new competitors or alliances among competitors could emerge and acquire significant market share.

A significant source of competition comes from companies that provide or intend to provide GPUs, embedded SOCs, and accelerated and AI computing processor products. Some of our competitors may have greater marketing, financial, distribution and manufacturing resources than we do and may be more able to adapt to customer or technological changes.

Our current competitors include:

•
suppliers of or licensors of discrete and integrated GPUs and accelerated computing processing solutions, including chipsets that incorporate 3D graphics functionality as part of their existing solutions, such as Advanced Micro Devices, or AMD, ARM Holdings plc, Imagination Technologies Group plc, Intel Corporation, or Intel, and Xilinx, Inc.; and

•
suppliers of SOC products that are embedded into automobiles and smart devices such as televisions, monitors, set-top boxes, and gaming devices, such as Ambarella, Inc., AMD, Apple, Inc., Broadcom Ltd., Intel, Mobileye N.V., Qualcomm Incorporated, Renesas Electronics Corporation, Samsung, and Texas Instruments Incorporated.

Patents and Proprietary Rights

We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property in the United States and internationally. Our currently issued patents have expiration dates from March 2017 to November 2035. We have numerous patents issued, allowed and pending in the United States and in foreign jurisdictions. Our patents and pending patent applications primarily relate to our products and the technology used in connection with our products. We also rely on international treaties, organizations and foreign laws to protect our intellectual property. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as the laws of the United States. This decreased protection makes the possibility of piracy of our technology and products more likely. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as:

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

Employees

As of January 29, 2017, we had 10,299 employees, 7,282 of whom were engaged in research and development and 3,017 of whom were engaged in sales, marketing, operations and administrative positions.

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

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers, their ages and positions as of February 24, 2017:

Name	Age	Position
Jen-Hsun Huang	54	President, Chief Executive Officer and Director
Colette M. Kress	49	Executive Vice President and Chief Financial Officer
Ajay K. Puri	62	Executive Vice President, Worldwide Field Operations
Debora Shoquist	62	Executive Vice President, Operations
Timothy S. Teter	50	Senior Vice President, General Counsel and Secretary

Jen-Hsun Huang co-founded NVIDIA in 1993 and has served as its President, Chief Executive Officer and a member of the Board of Directors since its inception. From 1985 to 1993, Mr. Huang was employed at LSI Logic Corporation, a computer chip manufacturer, where he held a variety of positions including as Director of Coreware, the business unit responsible for LSI's “system-on-chip”. From 1983 to 1985, Mr. Huang was a microprocessor designer for Advanced Micro Devices, Inc., a semiconductor company. Mr. Huang holds a B.S.E.E. degree from Oregon State University and an M.S.E.E. degree from Stanford University.

Colette M. Kress joined NVIDIA in 2013 as Executive Vice President and Chief Financial Officer. Prior to NVIDIA, Ms. Kress most recently served as Senior Vice President and Chief Financial Officer of the Business Technology and Operations Finance organization at Cisco Systems, Inc., a networking equipment company, since 2010. At Cisco, Ms. Kress was responsible for financial strategy, planning, reporting and business development for all business segments, engineering and operations. From 1997 to 2010 Ms. Kress held a variety of positions at Microsoft Corporation, a software company, including, beginning in 2006, Chief Financial Officer of the Server and Tools division, where Ms. Kress was responsible for financial strategy, planning, reporting and business development for the division. Prior to joining Microsoft, Ms. Kress spent eight years at Texas Instruments Incorporated, a semiconductor company, where she held a variety of finance positions. Ms. Kress holds a B.S. degree in Finance from University of Arizona and an M.B.A. degree from Southern Methodist University.

Ajay K. Puri joined NVIDIA in 2005 as Senior Vice President, Worldwide Sales and became Executive Vice President, Worldwide Field Operations in 2009. Prior to NVIDIA, he held positions in sales, marketing, and general management over a 22-year career at Sun Microsystems, Inc., a computing systems company. Mr. Puri previously held marketing, management consulting, and product development positions at Hewlett-Packard Company, an information technology company, Booz Allen Hamilton Inc., a management and technology consulting company, and Texas Instruments Incorporated. Mr. Puri holds a B.S.E.E. degree from the University of Minnesota, an M.S.E.E. degree from the California Institute of Technology and an M.B.A. degree from Harvard Business School.

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

Timothy S. Teter joined NVIDIA in January 2017 as Senior Vice President, General Counsel and Secretary. Prior to NVIDIA, Mr. Teter spent more than two decades at the law firm of Cooley LLP. He was most recently a partner at Cooley, where he focused on litigating patent and technology related matters. Prior to attending law school, he worked as an engineer at Lockheed Missiles and Space Company. Mr. Teter holds a B.S. degree in Mechanical Engineering from the University of California at Davis and a J.D. degree from Stanford Law School.

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

Risks Related to Our Business, Industry and Partners

If we fail to meet the evolving needs of our markets, identify new products, services or technologies, or successfully compete in our target markets, our revenue and financial results will be adversely impacted.

NVIDIA-branded solutions and services are visual computing and accelerated computing platforms that address four large markets: Gaming, Professional Visualization, Datacenter, and Automotive. Our success depends to a significant extent on our ability to meet the evolving needs of these markets and to enhance our existing products, services and technologies. In addition, our success depends on our ability to identify emerging industry trends and to develop new products, services and technologies. Our existing markets and products and new markets and products may require a considerable investment of technical, financial, compliance, sales and marketing resources. We are currently devoting significant resources to the development of technologies and business offerings in markets where our operating history is less extensive, such as the automotive market.

We cannot assure you that our strategic direction will result in innovative products and technologies that provide value to our customers and partners. If we fail to anticipate the changing needs of our target markets and emerging technology trends, or adapt that strategy as market conditions evolve, in a timely manner to exploit potential market opportunities our business will be harmed. In addition, if demand for products and services from these growth markets is below our expectations, if we fail to achieve consumer or market acceptance of them or if we are not able to develop these products and services in a cost effective or efficient manner, we may not realize benefits from our strategy.

Our target markets remain extremely competitive, and we expect competition to intensify as current competitors expand their product and/or service offerings, industry standards continue to evolve and new competitors enter these markets. If we are unable to successfully compete in our target markets, including in significant international markets such as China, demand for our products, services and technologies could decrease which would cause our revenue to decline and our financial results to suffer. Our competitors’ products, services and technologies may be less costly, or may offer superior functionality or different features, than ours. In addition, many of our competitors operate and maintain their own fabrication facilities and have longer operating histories, greater name recognition, larger customer bases, and greater financial, sales, marketing and distribution resources than we do. These competitors may be able to more effectively identify and capitalize upon opportunities in new markets and end user customer trends, quickly transition their semiconductor products to increasingly smaller line width geometries and obtain sufficient foundry capacity and packaging materials, which could harm our business. If we are unable to successfully compete in our target markets or introduce new offerings in light of the competitive environment, our results of operations could suffer.

If our products fail to achieve expected manufacturing yields, our financial results could be adversely impacted.

Manufacturing yields for our products are a function of product design, which is developed largely by us, and process technology, which typically is proprietary to the foundry. Low yields may result from either product design or process technology failure. We do not know whether a yield problem will exist until our design is actually manufactured by the foundry. As a result, yield problems may not be identified until well into the manufacturing process and require us and the foundry to cooperate to resolve the problem. Because of our potentially limited access to wafer foundry capacity, any decrease in manufacturing yields could result in higher manufacturing costs and require us to allocate our available product supply among our customers and partners. Lower than expected yields could harm customer or partner relationships and our financial results.

System security and data protection breaches, as well as cyber-attacks, could disrupt our operations, reduce our expected revenue and increase our expenses, which could adversely affect our stock price and damage our reputation.

Security breaches, computer malware and cyber-attacks have become more prevalent and sophisticated in recent years. These attacks have occurred on our systems in the past and are expected to occur in the future. Experienced computer programmers, hackers and employees may be able to penetrate our security controls and misappropriate or compromise our confidential information, or that of our employees or third parties. These attacks may create system disruptions or cause shutdowns. These hackers may also develop and deploy viruses, worms and other malicious software programs that attack or otherwise exploit security vulnerabilities in our products, including consumer and automotive products, where we utilize over-the-air updates to improve functionality over time. For portions of our IT infrastructure, including business management and communication software products, we rely on products and services provided by third parties. These providers may also experience breaches and attacks to their products which may impact our systems. Data security breaches may also result from non-technical means, such as actions by an employee with access to our systems.

Actual or perceived breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our partners, our customers or third parties could expose the parties affected to a risk of loss, or misuse of this information, resulting in litigation and potential liability, damage to our brand and reputation or other harm to our business. Our efforts to prevent and overcome these challenges could increase our expenses and may not be successful. We may experience interruptions, delays, cessation of service and loss of existing or potential customers. Such disruptions could adversely impact our ability to fulfill orders and interrupt other critical functions. Delayed sales, lower margins or lost customers as a result of these disruptions could adversely affect our financial results, stock price and reputation.

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

•
a failure to develop, obtain or successfully implement high quality, leading-edge process technologies, including transitions to smaller geometry process technologies such as 16nm FinFET, and memory designs such as CoWoS, needed to manufacture our products profitably or on a timely basis;

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

Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, outages at cloud service providers, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics and other natural or man-made disasters, catastrophic events or climate change. The occurrence of any of these disruptions could harm our business and result in significant losses, a decline in revenue and an increase in our costs and expenses. Any of these business disruptions could require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in Asia, near major earthquake faults known for seismic activity. In addition, a majority of our principal IT datacenters are located in California, making our operations vulnerable to natural disasters or other business disruptions occurring in this geographical area. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including Taiwan, China and Korea. Our operations could be harmed if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, high heat events or water shortages, information technology system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our third-party foundries and other suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown. In the event of a major earthquake or other disaster or catastrophic event, our revenue could decline and our business may be harmed.

We receive a significant amount of our revenue from a limited number of customers within our partner network and our revenue could be adversely affected if we lose any of these customers.

We receive a significant amount of our revenue from a limited number of customers within our partner network. With several of these partners, we are selling multiple target market platforms through their channels. As a result, revenue from significant customers, those representing 10% or more of total revenue, was 12%, 11%, and 11% of our total revenue from one customer in fiscal years 2017, 2016, and 2015, respectively. Our operating results in the foreseeable future will continue to depend on sales within our partner network, as well as the ability of these partners to sell products that incorporate our GPUs and Tegra processors. In the future, these partners may decide to purchase fewer products than they did in the past, not to incorporate our products into their ecosystem, or to alter their purchasing patterns in some other way, particularly because:

•	most of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty;

•	our partners may develop their own solutions;

•	our customers may purchase products from our competitors; or

•	our partners may discontinue sales or lose market share in the markets for which they purchase our products.

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

We conduct our business worldwide and we have offices in various countries outside of the United States. Our semiconductor wafers are manufactured, assembled, tested and packaged by third parties located outside of the United States and Other Americas. We also generate a significant portion of our revenue from sales to customers outside the United States and Other Americas. Revenue from sales to customers outside of the United States and Other Americas accounted for 80%, 79% and 75% of total revenue for fiscal years 2017, 2016 and 2015, respectively. The global nature of our business subjects us to a number of risks and uncertainties, including:

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

We have in the past acquired and invested in, and may continue to acquire and invest in, other businesses that offer products, services and technologies that we believe will help expand or enhance our existing products and business. Any of the following risks associated with past or future acquisitions or investments could impair our ability to grow our business, develop new products or sell our products, and ultimately could have a negative impact on our growth or our financial results:

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

Our operating results have in the past fluctuated and may in the future continue to fluctuate due to numerous factors. For example, our operating expenses represent a significant portion of total revenue and are largely independent of revenue in any particular period. In particular, our research and development expenses reflect multi-year programs for the development of new products and enhancements that will not result in revenue, if any, until future periods. Therefore, investors should not rely on quarterly comparisons of our results of operations as an indication of our future performance.

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

Our indebtedness could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.

In September 2016, we issued $1.00 billion of 2.20% notes due September 16, 2021, or the Notes Due 2021, and $1.00 billion of 3.20% notes due September 16, 2026, or the Notes Due 2026 (collectively, the Notes). In December 2013, we issued $1.50 billion of 1.00% convertible senior notes due December 1, 2018, or the Convertible Notes, of which $827 million in principal amount remained outstanding as of January 29, 2017. We have received additional conversion requests of $660 million in principal amount, $502 million of which have already settled, $103 million of which are expected to settle during the first quarter of fiscal year 2018, and $55 million of which are expected to settle during the second quarter of fiscal year 2018.

Our indebtedness may limit our ability to use our cash flow or borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes. Additionally, our obligation to make payments related to the Notes or the Convertible Notes could impact our cash balance and limit our ability to use our cash for our capital return program and our other liquidity needs, including working capital, capital expenditures, acquisitions, investments and other general corporate purposes.

The warrants associated with our Convertible Notes, or the Warrants, dilute our net income per share and the settlement or eventual exercise of the Warrants would dilute the ownership interest of our existing shareholders.

When the average trading price of our common stock for a fiscal quarter exceeds the adjusted strike price of the Warrants, the number of diluted weighted average shares used in our net income per share calculation increases, which dilutes our net income per share.

Any issuance by us of shares upon exercise or any other settlement of the Warrants may dilute the ownership interest of our existing shareholders. In December 2016, we entered into an agreement with a counterparty bank to terminate 63 million of the 75 million Warrants outstanding. In consideration for the termination of these Warrants, we delivered a total of 48 million shares of common stock to the counterparty bank, the amount of which was determined each day based on the daily volume-weighted average price of our common stock during an observation period beginning December 13, 2016 and ending January 31, 2017. As of January 29, 2017, 44 million of the 48 million shares of our common stock had been issued related to the terminated Warrants. The remaining 4 million shares were issued in the beginning of fiscal year 2018.

An aggregate of 12 million Warrants remained outstanding, or the Remaining Warrants, as of January 29, 2017. The Remaining Warrants will be deemed to be automatically exercised on certain dates between March 2019 and June 2019, unless the Warrant holder notifies us otherwise.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our headquarters complex is located in Santa Clara, California. It includes eight leased commercial buildings totaling 896,565 square feet, and real property that we own, which consists of six commercial buildings on 36 acres of land. During fiscal year 2016, we began to construct a new headquarters building in Santa Clara, California, which is currently targeted for completion in the fourth quarter of fiscal year 2018. In addition, we also lease datacenter space in Santa Clara, California.

Outside of Santa Clara, California, we lease facilities in Austin, Texas and a number of regional facilities in other U.S. locations, that are used as research and development centers and/or sales and administrative offices. Outside of the United States, we own a building in Hyderabad, India, that is being used primarily as a research and development center. We also lease facilities in various international locations that are used as research and development centers and/or sales and administrative offices. These leased facilities are located primarily in Asia and Europe.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol NVDA. Public trading of our common stock began on January 22, 1999. Prior to that, there was no public market for our common stock. As of February 24, 2017, we had approximately 323 registered shareholders, not including those shares held in street or nominee name. The following table sets forth for the periods indicated the high and low sales price for our common stock as quoted on the NASDAQ Global Select Market:

	High	Low
Fiscal year ending January 28, 2018
First Quarter (through February 24, 2017)	$120.92	$95.70
Fiscal year ended January 29, 2017
Fourth Quarter	$119.93	$66.58
Third Quarter	$72.95	$55.50
Second Quarter	$57.25	$34.40
First Quarter	$37.46	$24.75
Fiscal year ended January 31, 2016
Fourth Quarter	$33.94	$26.45
Third Quarter	$28.78	$19.09
Second Quarter	$22.88	$19.16
First Quarter	$23.61	$18.94

Dividend Policy

On November 10, 2016, we increased our quarterly cash dividend from $0.115 per share, or $0.46 on an annual basis, to $0.14 per share, or $0.56 on an annual basis. In fiscal years 2017 and 2016, we paid $261 million and $213 million, respectively, in cash dividends to our common shareholders.

Our cash dividend program and the payment of future cash dividends under the program are subject to continued capital availability and our Board of Directors' continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders and are in compliance with all laws and agreements of NVIDIA applicable to the declaration and payment of cash dividends. In calendar year 2016, based upon our earnings and profits, 60% of our dividend payments were considered to be a return of capital for U.S. federal income tax purposes. It is possible that a portion of our dividend payments in future calendar years may continue to be considered a return of capital for U.S. federal income tax purposes.

Issuer Purchases of Equity Securities

Beginning August 2004, our Board of Directors authorized us, subject to certain specifications, to repurchase shares of our common stock. On November 7, 2016, the Board authorized an additional $2.00 billion under our repurchase program and extended it through December 2020.

Through January 29, 2017, we have repurchased an aggregate of 245 million shares under our share repurchase program for a total cost of $4.59 billion. All shares delivered from these repurchases have been placed into treasury stock. As of January 29, 2017, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $2.73 billion through December 2020. For fiscal year 2018, we intend to return $1.25 billion to our shareholders through ongoing quarterly cash dividends and share repurchases.

The repurchases can be made in the open market, in privately negotiated transactions, or in structured share repurchase programs, and can be made in one or more larger repurchases, in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement.

The following table presents details of our share repurchase transactions during the three fiscal months ended January 29, 2017:

Period	Total Number of Shares Purchased (In millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In millions)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In billions)
October 31, 2016 - November 27, 2016	2.5	$93.17	2.5	$2.73
November 28, 2016 - December 25, 2016	—	$—	—	$2.73
December 26, 2016 - January 29, 2017	—	$—	—	$2.73
Total	2.5		2.5

Transactions Related to our Convertible Notes and Note Hedges

During fiscal year 2017, we issued an aggregate of 23 million shares of our common stock upon settlement of $673 million in principal amount of Convertible Notes submitted for conversion. Subsequent to fiscal year 2017, we issued an aggregate of 20 million additional shares of our common stock upon settlement of an additional $502 million in principal amount of Convertible Notes. In connection with these conversions, we exercised a portion of our Note Hedges to acquire an equal number of shares of our common stock. The counterparty to the Note Hedges may be deemed an “affiliated purchaser” and may have purchased the shares of our common stock deliverable to us upon this exercise of our option.

During the remainder of the first quarter of fiscal year 2018, we expect to settle an additional $103 million in principal amount of Convertible Notes and issue additional shares of our common stock for the excess conversion value. We also expect to settle at least an additional $55 million in principal amount of Convertible Notes and issue additional shares of our common stock for the excess conversion value during the second quarter of fiscal year 2018. The actual number of shares issuable upon conversion will be determined based upon the terms of the Convertible Notes, and we expect to receive an equal number of shares of our common stock under the terms of the Note Hedges. Please refer to Note 11 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion regarding the Convertible Notes and the Note Hedges.

Restricted Stock Unit Share Withholding
We also withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our equity incentive program. During fiscal year 2017, we withheld approximately 3 million shares with a total withholding value of $177 million through net share settlements. Please refer to Note 2 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion regarding our equity incentive plans.

Stock Performance Graphs
The following graph compares the cumulative total shareholder return for our common stock, the S&P 500 Index, the S&P Semiconductors Index and the NASDAQ 100 Index for the five years ended January 29, 2017. In previous years, we compared our total cumulative stockholder return with the S&P Semiconductors Index. We have elected to replace the S&P Semiconductors Index with the NASDAQ 100 Index because the new index represents a more diversified group of companies across major industry groups including computer hardware and software, telecommunications, retail and wholesale, and biotechnology. The NASDAQ 100 tracks the aggregate price performance of the 100 largest domestic and international non-financial securities listed on the NASDAQ Stock Market based on market capitalization. In this transition year, the stock performance graph below includes the comparative performance of the new index and the previously reported index. The graph assumes that $100 was invested on January 29, 2012 in our common stock and in each of the S&P 500 Index, the S&P Semiconductors Index and the NASDAQ 100 Index. Our common stock is a component of each of the presented indices. Total return assumes reinvestment of dividends in each of the indices indicated. Total return is based on historical results and is not intended to indicate future performance.

*$100 invested on 1/29/12 in stock and in indices, including reinvestment of dividends.
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

	1/29/2012	1/27/2013	1/26/2014	1/25/2015	1/31/2016	1/29/2017
NVIDIA Corporation	$100.00	$83.78	$107.33	$145.42	$209.05	$805.35
S&P 500	$100.00	$116.77	$142.07	$166.19	$160.54	$194.04
S&P Semiconductors	$100.00	$91.30	$116.65	$161.31	$149.44	$218.88
NASDAQ 100	$100.00	$112.60	$147.83	$180.81	$183.09	$223.98

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Consolidated Statements of Income data for fiscal years 2017, 2016, and 2015 and the Consolidated Balance Sheets data as of January 29, 2017 and January 31, 2016 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Part IV, Item 15 in this Annual Report on Form 10-K. We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2017, 2015, 2014, and 2013 were 52-week years and fiscal year 2016 was a 53-week year.

	Year Ended
	January 29, 2017 (A)	January 31, 2016 (A)	January 25, 2015	January 26, 2014	January 27, 2013
	(In millions, except per share data)
Consolidated Statement of Income Data:
Revenue	$6,910	$5,010	$4,682	$4,130	$4,280
Income from operations	$1,934	$747	$759	$496	$648
Net income	$1,666	$614	$631	$440	$563
Net income per share:
Basic	$3.08	$1.13	$1.14	$0.75	$0.91
Diluted	$2.57	$1.08	$1.12	$0.74	$0.90
Weighted average shares used in per share computation:
Basic	541	543	552	588	619
Diluted	649	569	563	595	625

	Year Ended
	January 29, 2017 (B,C)	January 31, 2016 (B)	January 25, 2015	January 26, 2014 (B)	January 27, 2013
	(In millions, except per share data)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$6,798	$5,037	$4,623	$4,672	$3,728
Total assets	$9,841	$7,370	$7,201	$7,251	$6,412
Debt obligations	$2,779	$1,413	$1,384	$1,356	$—
Capital lease obligations, less current portion	$6	$10	$14	$18	$19
Convertible debt conversion obligation	$31	$87	$—	$—	$—
Total shareholders’ equity	$5,762	$4,469	$4,418	$4,456	$4,828
Cash dividends declared and paid per common share (D)	$0.485	$0.395	$0.340	$0.310	$0.075

(A)
In fiscal year 2016, we began the wind down of our Icera modem operations. As a result, our income from operations for fiscal years 2017 and 2016 included $3 million and $131 million, respectively, of restructuring and other charges.

(B)
In fiscal year 2014, we issued 1.00% Convertible Senior Notes due 2018 in the aggregate principal amount of $1.50 billion. The Convertible Notes first became convertible as of February 1, 2016. As of January 29, 2017, $827 million of the Convertible Notes remained outstanding, of which $796 million carrying value is classified as a current liability and $31 million is classified as convertible debt conversion obligation in the mezzanine equity section of our Consolidated Balance Sheet. Please refer to Note 11 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.

(C)
In fiscal year 2017, we issued $1.00 billion of the Notes Due 2021, and $1.00 billion of the Notes Due 2026. Interest on the Notes is payable on March 16 and September 16 of each year, beginning on March 16, 2017. Upon 30 days' notice to holders of the Notes, we may redeem the Notes for cash prior to maturity, at redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the Notes Due 2021 on or after August 16, 2021, or for redemptions of the Notes Due 2026 on or after June 16, 2026.

(D)
On November 8, 2012, we initiated a quarterly dividend payment of $0.075 per share, or $0.30 per share on an annual basis. On November 7, 2013, we increased the quarterly cash dividend to $0.085 per share, or $0.34 per share on an annual basis. On May 7, 2015, we increased the quarterly cash dividend to $0.0975 per share, or $0.39 per share on an annual basis. On November 5, 2015, we increased the quarterly cash dividend to $0.115 per share, or $0.46 per share on an annual basis. On November 10, 2016, we increased the quarterly cash dividend to $0.14 per share, or $0.56 per share on an annual basis.

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

Overview

Our Company and Our Businesses

Starting with a focus on PC graphics, NVIDIA invented the GPU to solve some of the most complex problems in computer science. We have extended our emphasis in recent years to the revolutionary field of AI. NVIDIA delivers value to its customers through PC, mobile and cloud architectures. Vertical integration enables us to bring together hardware, system software, programmable algorithms, libraries, systems and services to create unique value for the markets we serve. We specialize in markets in which GPU-based visual computing and accelerated computing platforms can provide tremendous throughput for applications.

Our two reportable segments - GPU and Tegra Processor - are based on a single underlying graphics architecture. From our proprietary processors, we have created specialized platforms that target the four large markets where our expertise is critical: Gaming, Professional Visualization, Datacenter, and Automotive.

Our GPU product brands are aimed at specialized markets including GeForce for gamers; Quadro for designers; Tesla and DGX for AI data scientists and big data researchers; and GRID for cloud-based visual computing users. Our Tegra brand integrates an entire computer onto a single chip, and incorporates GPUs and multi-core CPUs to drive supercomputing for mobile gaming and entertainment devices, as well as autonomous robots, drones and cars.

Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

Recent Developments, Future Objectives and Challenges

Fiscal Year 2017 Summary

	Year Ended
	January 29, 2017	January 31, 2016	Change
	($ in millions, except per share data)
Revenue	$6,910	$5,010	38%
Gross margin	58.8%	56.1%	270 bps
Operating expenses	$2,129	$2,064	3%
Income from operations	$1,934	$747	159%
Net income	$1,666	$614	171%
Net income per diluted share	$2.57	$1.08	138%

Revenue for fiscal year 2017 grew 38% to $6.91 billion, reflecting growth in each of our market platforms -- Gaming, Professional Visualization, Datacenter, and Automotive. GPU business revenue was $5.82 billion, up 39% from a year earlier, led by growth in our GeForce GPU gaming and datacenter platforms. GeForce GPU gaming growth was fueled by strong adoption of our latest Pascal architecture. Datacenter growth reflected strong demand for deep learning training, cloud and virtualized computing, and sales of our new DGX-1 supercomputer. Tegra business revenue was $824 million, up 47% from a year ago, led by growth in automotive, primarily from infotainment modules, and gaming development platforms and services.

Gross margin for fiscal year 2017 was 58.8%, compared with 56.1% a year earlier, reflecting the growth of GeForce gaming GPUs, the growth of our GPU computing platforms for cloud, deep learning, AI, and graphics virtualization, and decreased sales volumes of lower margin products.

Operating expenses for fiscal year 2017 were $2.13 billion, up from $2.06 billion in the previous year. This reflects growth in headcount and related costs, partially offset by lower litigation and restructuring expenses.

Net income and net income per diluted share for fiscal year 2017 were $1.67 billion and $2.57, respectively, up 171% and 138%, respectively, from a year earlier. These increases were fueled by strong revenue growth, improved gross and operating margins, and a lower effective income tax rate as a result of a decrease in the amount of earnings subject to United States tax and the recognition of excess tax benefits from our adoption of a new accounting standard related to the simplification of certain aspects of stock-based compensation accounting.

We returned $1.00 billion to shareholders in fiscal year 2017 through share repurchases and quarterly cash dividends, and we intend to return approximately $1.25 billion to shareholders in fiscal year 2018.

Cash, cash equivalents and marketable securities were $6.80 billion as of January 29, 2017, up from $5.04 billion as of January 31, 2016.

GPU Business

During fiscal year 2017, we released many new gaming GPU products based on our new NVIDIA Pascal architecture, including GeForce GTX Titan X, GeForce GTX 1080, 1070, 1060, 1050 and 1050Ti. We also expanded the NVIDIA VRWorks software development kit, released our first game, NVIDIA VR Funhouse, and introduced NVIDIA Ansel, an in-game photography tool.

For datacenter, we introduced the Tesla P100, P40 and P4 GPU accelerators, based on the Pascal architecture, unveiled our Inception Program, which provides access to NVIDIA technology and expertise to support the growth of startups in deep learning and data science, introduced the Tesla M10 for virtualizing enterprise applications, launched the NVIDIA TensorRT deep learning inferencing framework, and began shipping the DGX-1 AI supercomputer to research organizations, universities, and multinationals. We also collaborated with Microsoft to accelerate AI with a GPU-accelerated Microsoft Cognitive Toolkit available on the Microsoft Azure cloud and NVIDIA DGX-1, partnered with the National Cancer Institute and the U.S. Department of Energy to build CANDLE, an AI framework that will advance cancer research, and unveiled the NVIDIA DGX SATURNV AI supercomputer, powered by 124 Pascal-powered DGX-1 server nodes.

For professional visualization, we enabled a new class of supercomputing workstations using Quadro GP100, introduced Quadro P5000 to power VR-ready mobile workstations, the 24GB Quadro M6000, the Quadro M2000, and unveiled the Quadro P6000 to power advanced workstations. We also refreshed NVIDIA DesignWorks and NVIDIA VRWorks with new updates and software development kits, introduced NVIDIA Iray physically-based rendering solutions, and unveiled Iray VR, which creates interactive, photorealistic virtual 3D worlds.

Tegra Processor Business

During fiscal year 2017, for the automotive market, we introduced the HD Mapping platform for self-driving cars, announced that our NVIDIA DRIVE PX 2 platform will power vehicles in the new ROBORACE autonomous car-racing circuit, initiated collaborative research in advanced self-driving technology with New York University’s pioneering deep learning team, and announced that NVIDIA DRIVE PX 2 will power a new AutoPilot system in all of Tesla Motors’ factory produced vehicles - the Model S, Model X and upcoming Model 3. We also announced a number of new partnerships aimed at getting AI-powered cars, trucks and commercial vehicles on the road, including partnerships with Audi, Bosch, Mercedes-Benz, and ZF. We also partnered with Europe’s HERE to develop a real-time, high-definition mapping solution for autonomous vehicles, and with Japan’s ZENRIN to develop a cloud-to-car high-definition map solution for self-driving cars.

We also expanded the NVIDIA SHIELD platform’s gaming content available for streaming from GeForce NOW, announced that NVIDIA gaming technology will power the Nintendo Switch home gaming system, and launched our new SHIELD TV, which integrates Google Assistant for TV, SmartThings Hub technology and the NVIDIA SPOT AI mic.

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

Situations that may result in excess or obsolete inventory include changes in business and economic conditions, changes in market conditions, sudden and significant decreases in demand for our products, inventory obsolescence because of changing technology and customer requirements, failure to estimate customer demand properly, or unexpected competitive pricing actions by our competition. In addition, cancellation or deferral of customer purchase orders could result in our holding excess inventory. Also, we may not be able to reduce our inventory purchase commitments in a timely manner in response to customer cancellations or deferrals.

The overall net effect on our gross margin from inventory provisions and sales of items previously written down was an unfavorable impact of 0.2%, 1.6%, and 0.6% in fiscal years 2017, 2016, and 2015, respectively. The charges we took to cost of sales for inventory provisions during these fiscal years were primarily related to the write-off of excess quantities of products whose inventory levels were higher than our updated forecasts of future demand for those products. As a fabless semiconductor company, we must make commitments to purchase inventory based on forecasts of future customer demand. In doing so, we must account for our third-party manufacturers' lead times and constraints. We also adjust to other market factors, such as product offerings and pricing actions by our competitors, new product transitions, and macroeconomic conditions - all of which may impact demand for our products.

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
United States income tax has not been provided for a portion of earnings of our non-U.S. subsidiaries to the extent that such earnings are considered to be indefinitely reinvested.
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

As of January 29, 2017, we had a valuation allowance of $353 million related to state and certain foreign deferred tax assets that management determined are not likely to be realized due to projections of future taxable income and potential utilization limitations of tax attributes acquired as a result of stock ownership changes. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period.

Goodwill

Goodwill is subject to our annual impairment test during the fourth quarter of our fiscal year, or earlier, if indicators of potential impairment exist, using either a qualitative or a quantitative assessment. Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value. We have identified two reporting units, GPU and Tegra Processor, for the purposes of completing our goodwill analysis. Goodwill assigned to the GPU and Tegra Processor reporting units as of January 29, 2017 was $210 million and $408 million, respectively. Determining the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. We also make judgments and assumptions in allocating assets and liabilities to each of our reporting units. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.

During the fourth quarter of fiscal year 2017, we elected to use the quantitative assessment to test goodwill for impairment for each reporting unit. In applying the fair value based test of each reporting unit, the results from the income approach and the market approach were equally weighted. These valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, terminal or residual values, discount rates and comparable multiples from publicly traded companies in our industry and require us to make certain assumptions and estimates regarding industry economic factors and the future profitability of our business.

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

During the fourth quarter of fiscal year 2017, we concluded that there was no impairment of our goodwill. The fair values of our GPU and Tegra Processor reporting units significantly exceeded their respective carrying values. As such, even the application of a hypothetical 10% decrease to the fair value of each reporting unit would not have resulted in the fair value of either reporting unit being less than its carrying value. As an overall test of the reasonableness of estimated fair values of our reporting units, we reconciled the combined fair value estimates of our reporting units to our market capitalization as of the valuation date. The reconciliation confirmed that the fair values were relatively representative of the market views when applying a reasonable control premium to the market capitalization. However, any significant reductions in the actual amount of future cash flows realized by our reporting units, reductions in the value of market comparables, or reductions in our market capitalization could impact future estimates of the fair values of our reporting units. Such events could ultimately result in a charge to our earnings in future periods due to the potential for a write-down of the goodwill associated with our reporting units.

Cash Equivalents and Marketable Securities

Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition.  Marketable securities consist primarily of highly liquid investments with maturities greater than three months when purchased. We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. All of our available-for-sale investments are subject to a periodic impairment review. We record a charge to earnings when a decline in fair value is significantly below cost basis and judged to be other-than-temporary, or have other indicators of impairments.

We performed an impairment review of our investment portfolio as of January 29, 2017. We concluded that our investments were appropriately valued and that no other-than-temporary impairment charges were necessary on our portfolio of available-for-sale investments as of January 29, 2017.

Please refer to Notes 6 and 7 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.

Stock-based Compensation

Our stock-based compensation expense is associated with restricted stock units, or RSUs, performance stock units that are based on our corporate financial performance targets, or PSUs, performance stock units that are based on market conditions, or market-based PSUs, our employee stock purchase plan, or ESPP, and stock options. In fiscal year 2015, we shifted away from granting stock options and toward granting RSUs, PSUs and market-based PSUs to reflect changing market trends for equity incentives at our peer companies. The number of PSUs and market-based PSUs that will ultimately be awarded is contingent on the Company’s level of achievement compared with the corporate financial performance target established by our Compensation Committee in the beginning of each fiscal year.

Please refer to Notes 1 and 2 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.

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

	Year Ended
	January 29, 2017	January 31, 2016	January 25, 2015
Revenue	100.0%	100.0%	100.0%
Cost of revenue	41.2	43.9	44.5
Gross profit	58.8	56.1	55.5
Operating expenses:
Research and development	21.2	26.6	29.0
Sales, general and administrative	9.6	12.0	10.3
Restructuring and other charges	—	2.6	—
Total operating expenses	30.8	41.2	39.3
Income from operations	28.0	14.9	16.2
Interest income	0.8	0.8	0.6
Interest expense	(0.8)	(0.9)	(1.0)
Other income (expense), net	(0.4)	0.1	0.3
Income before income taxes	27.6	14.9	16.1
Income tax expense	3.5	2.6	2.6
Net income	24.1%	12.3%	13.5%

Revenue

NVIDIA’s products and services are built for three computing platforms - PC, datacenter/cloud, and mobile. For fiscal years 2017, 2016, and 2015, approximately 72%, 77%, and 75% of our revenue, respectively, was associated with the PC computing platform, of which GPUs for the gaming and professional visualization markets comprised approximately 92%, 88%, and 80%, respectively, while PC OEM represented approximately 8%, 12%, and 20%, respectively.

Revenue by Reportable Segments

	Year Ended				Year Ended
	January 29, 2017	January 31, 2016	$ Change	% Change	January 31, 2016	January 25, 2015	$ Change	% Change
	($ in millions)				($ in millions)
GPU	$5,822	$4,187	$1,635	39%	$4,187	$3,839	$348	9%
Tegra Processor	824	559	265	47%	559	579	(20)	(3)%
All Other	264	264	—	—%	264	264	—	—%
Total	$6,910	$5,010	$1,900	38%	$5,010	$4,682	$328	7%

GPU Business. GPU business revenue increased by 39% in fiscal year 2017 compared to fiscal year 2016. This increase was due primarily to increased revenue from our GeForce GPU gaming and datacenter platforms. Sales of high-end GeForce GPU products for gaming increased over 40%, reflecting a combination of continued strength in PC gaming and strong demand for our recent Pascal-based GPU products. Datacenter revenue, including our Tesla, NVIDIA GRID, and DGX-1 brands, increased 145%, reflecting strong demand for deep learning training for AI, cloud, accelerated, and virtualized computing, and initial DGX-1 sales. Revenue from Quadro GPUs for professional visualization increased 11% due primarily to higher sales in high end desktop and mobile workstation products. Revenue from GeForce GPU products for mainstream PC OEMs declined compared to last year.

GPU business revenue increased by 9% in fiscal year 2016 compared to fiscal year 2015. This increase was due primarily to increased revenue from sales of high-end GeForce GPU products for gaming, which increased over 30% reflecting a combination of continued strength in PC gaming and increased sales of our Maxwell-based GPU products. Revenue from Tesla GPUs for Datacenter increased, driven by strong demand from hyperscale companies for deep learning for AI and accelerated computing. Revenue from Quadro GPUs for professional visualization declined due to weakness in the overall workstation market. Revenue from GeForce GPU products for mainstream PC OEMs declined compared to the prior year.

Tegra Processor Business.  Tegra Processor business revenue increased by 47% in fiscal year 2017 compared to fiscal year 2016. This was driven by an increase of over 50% in sales of Tegra products and services serving automotive systems and an increase of almost 50% in gaming development platforms compared to last year.

Tegra Processor business revenue decreased by 3% in fiscal year 2016 compared to fiscal year 2015. This decrease was driven by a decline in sales of Tegra products for OEM smartphones and tablets of almost 90%, partially offset by an increase in sales of Tegra products serving automotive systems of almost 75%. Revenue also grew from development services and sales of SHIELD devices.

All Other. License revenue from the patent cross licensing arrangement we entered into with Intel in January 2011 was flat at $264 million for fiscal years 2017, 2016, and 2015. The remaining $44 million in revenue under this arrangement will be recognized in the first quarter of fiscal year 2018.

Concentration of Revenue

Revenue from sales to customers outside of the United States and Other Americas accounted for 80%, 79%, and 75% of total revenue for fiscal years 2017, 2016, and 2015, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.

Revenue from significant customers, those representing 10% or more of total revenue for the respective dates, is summarized as follows:

	Year Ended
	January 29, 2017	January 31, 2016	January 25, 2015
Revenue:
Customer A	12%	11%	11%

Gross Profit and Gross Margin

Gross profit consists of total revenue, net of allowances, less cost of revenue. Cost of revenue consists primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, board and device costs, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, inventory and warranty provisions, memory and component costs, and shipping costs. Cost of revenue also includes development costs for license and service arrangements and stock-based compensation related to personnel associated with manufacturing.

Our overall gross margin was 58.8%, 56.1%, and 55.5% for fiscal years 2017, 2016, and 2015, respectively. These increases were driven primarily by a higher mix of our GPU business, fewer inventory provisions, and lower warranty charges in our Tegra Processor business.

Charges to cost of sales for inventory provisions totaled $62 million, $112 million and $59 million for fiscal years 2017, 2016, and 2015, respectively, unfavorably impacting our gross margin by 0.9%, 2.2%, and 1.3%, respectively. Sales of inventory that was previously written-off or written-down totaled $51 million for fiscal year 2017 and $32 million for both fiscal years 2016 and 2015, favorably impacting our gross margin by 0.7%, 0.6%, and 0.7%, respectively. As a result, the overall net effect on our gross margin from inventory provisions and sales of items previously written down was an unfavorable impact of 0.2%, 1.6%, and 0.6% in fiscal years 2017, 2016, and 2015, respectively.

A discussion of our gross margin results for each of our reportable segments is as follows:

GPU Business. The gross margin of our GPU business increased during fiscal year 2017 when compared to fiscal year 2016 primarily due to product mix resulting from increased sales of our GeForce gaming, Tesla, GRID and Quadro GPU products, as well as a continued decrease in sales volumes of lower margin PC OEM products. The gross margin of our GPU business increased during fiscal year 2016 when compared to fiscal year 2015 primarily due to strong sales of our high end GeForce gaming GPU products and the decreased sales volume of lower margin PC OEM products.

Tegra Processor Business. The gross margin of our Tegra Processor business increased during fiscal year 2017 when compared to fiscal year 2016, primarily due to fewer inventory provisions, and the absence of the warranty charge associated with the SHIELD tablet product recall during fiscal year 2016. The gross margin of our Tegra Processor business decreased during fiscal year 2016 when compared to fiscal year 2015 due to inventory provisions, a warranty charge associated with the SHIELD tablet product recall and higher automotive and SHIELD product sales, which have had comparably lower gross margins. The inventory provisions related primarily to older generation Tegra products, as well as inventory purchase commitments in excess of estimated demand and excess component inventories for SHIELD products.

Operating Expenses

	Year Ended				Year Ended
	January 29, 2017	January 31, 2016	$ Change	% Change	January 31, 2016	January 25, 2015	$ Change	% Change
	($ in millions)				($ in millions)
Research and development expenses	$1,463	$1,331	$132	10%	$1,331	$1,360	$(29)	(2)%
Sales, general and administrative expenses	663	602	61	10%	602	480	122	25%
Restructuring and other charges	3	131	(128)	(98)%	131	—	131	100%
Total operating expenses	$2,129	$2,064	$65	3%	$2,064	$1,840	$224	12%
Research and development as a percentage of net revenue	21.2%	26.6%			26.6%	29.0%
Sales, general and administrative as a percentage of net revenue	9.6%	12.0%			12.0%	10.3%
Restructuring and other charges as a percentage of net revenue	—%	2.6%			2.6%	—%

Research and Development

Research and development expenses increased by 10% in fiscal year 2017 compared to fiscal year 2016, driven primarily by employee additions and increases in employee compensation and other related costs, including stock-based compensation expense.

Research and development expenses decreased by 2% in fiscal year 2016 compared to fiscal year 2015. This decrease was primarily driven by the wind-down of Icera modem operations and other organization efficiencies, partially offset by increases in employee compensation and related costs, including stock-based compensation expense.

Sales, General and Administrative

Sales, general and administrative expenses increased by 10% in fiscal year 2017 compared to fiscal year 2016, driven primarily by employee additions and increases in employee compensation and other related costs, including stock-based compensation expense. Offsetting these increases was a $57 million decrease in outside professional fees resulting from the resolution of our intellectual property disputes with Samsung and Qualcomm during early fiscal year 2017.

Sales, general and administrative expenses increased by 25% in fiscal year 2016 compared to fiscal year 2015. Outside professional fees increased, primarily due to $70 million of legal fees associated with our litigation against Samsung and Qualcomm. Compensation and benefits increased by $39 million resulting from employee additions, employee compensation increases and related costs, including stock-based compensation expense. Advertising and promotions increased by $9 million resulting from digital advertising.

Restructuring and Other Charges

In fiscal year 2016, we began the wind down our Icera modem operations. As a result, our operating expenses for fiscal years 2017 and 2016 included $3 million and $131 million, respectively, of restructuring and other charges. Please refer to Note 17 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest expense is primarily comprised of coupon interest and debt discount amortization related to the Convertible Notes we issued in December 2013 and the Notes we issued in September 2016.

Interest income was $54 million, $39 million, and $28 million in fiscal years 2017, 2016, and 2015, respectively. These increases in interest income were primarily due to higher average cash balances invested in interest bearing securities, as well as higher purchased yields.

Interest expense was $58 million, $47 million, and $46 million in fiscal years 2017, 2016, and 2015. The increase in fiscal year 2017 compared to fiscal years 2016 and 2015 was due primarily to interest expense related to the Notes we issued in September 2016, partially offset by a decrease in interest expense as a result of the early conversion of a significant portion of the Convertible Notes during fiscal year 2017.

Other Income (Expense), Net

Other income (expense), net, consists primarily of realized gains and losses from the sale of marketable securities, sales or impairments of investments in non-affiliated companies, losses on early conversions of the Convertible Notes, and the impact of changes in foreign currency rates.

Net other income (expense) was $(25) million, $4 million, and $14 million in fiscal years 2017, 2016, and 2015, respectively. The net other (expense) in fiscal year 2017 compared to the net other income in fiscal year 2016 was primarily due to $21 million of losses we recognized from early conversions of the Convertible Notes. The decrease for fiscal year 2016 compared to fiscal year 2015 was primarily due to less gain recognized from sales of non-affiliated investments and more losses from foreign currency remeasurement.

Income Taxes

We recognized income tax expense of $239 million, $129 million and $124 million for fiscal years 2017, 2016, and 2015, respectively. Our annual effective tax rate was 12.5%, 17.3%, and 16.5% for fiscal years 2017, 2016, and 2015, respectively. The decrease in the effective tax rate in fiscal year 2017 as compared to fiscal years 2016 and 2015 was primarily due to the recognition of excess tax benefits from our adoption of a new accounting standard related to the simplification of certain aspects of stock-based compensation accounting. The higher effective tax rate in fiscal year 2016 as compared to fiscal years 2017 and 2015 was due to an additional amount of earnings subject to United States tax in fiscal year 2016, partially offset by a net income tax benefit related to the Icera modem restructuring in fiscal year 2016.

Our effective tax rate for each of the fiscal years was lower than the U.S. federal statutory rate of 35% due primarily to income earned in jurisdictions, including British Virgin Islands, Hong Kong, China, Taiwan and United Kingdom, where the tax rate is lower than the United States federal statutory tax rate of 35%, favorable recognition in these fiscal years of the U.S. federal research tax credit, favorable discrete events primarily attributable to the tax benefit recognized upon the expiration of the applicable statutes of limitations, and adoption of an accounting standard related to stock-based compensation in fiscal year 2017.

Please refer to Note 13 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.

Liquidity and Capital Resources

	January 29, 2017	January 31, 2016
	(In millions)
Cash and cash equivalents	$1,766	$596
Marketable securities	5,032	4,441
Cash, cash equivalents, and marketable securities	$6,798	$5,037

	Year Ended
	January 29, 2017	January 31, 2016	January 25, 2015
	(In millions)
Net cash provided by operating activities	$1,672	$1,175	$906
Net cash used in investing activities	$(793)	$(400)	$(727)
Net cash provided by (used in) financing activities	$291	$(676)	$(834)

As of January 29, 2017, we had $6.80 billion in cash, cash equivalents and marketable securities, an increase of $1.76 billion from the end of fiscal year 2016. Our portfolio of cash equivalents and marketable securities is managed on our behalf by several financial institutions which are required to follow our investment policy, which requires the purchase of high grade investment securities, the diversification of asset types and includes certain limits on our portfolio duration.

Cash provided by operating activities increased in fiscal year 2017 compared to fiscal year 2016, primarily driven by an increase in net income and changes in working capital. Cash provided by operating activities increased in fiscal year 2016 compared to fiscal year 2015, primarily due to changes in working capital, partially offset by a decline in net income.

Cash used in investing activities increased in fiscal year 2017 compared to fiscal year 2016, primarily due to higher purchases of property and equipment and intangible assets and lower proceeds from sales and maturities of marketable securities. Cash used in investing activities for fiscal year 2016 decreased from fiscal year 2015, primarily due to higher proceeds from sales and maturities of marketable securities and lower purchases of property and equipment and intangible assets.

Cash was provided by financing activities in fiscal year 2017, primarily due to the $2.00 billion of Notes issued in September 2016, partially offset by $673 million of repayments of Convertible Notes and $1.00 billion of capital return to shareholders in the form of share repurchases and dividend payments. Cash was used in financing activities in fiscal year 2016, primarily due to $800 million of share repurchases and dividend payments. Cash used in financing activities decreased in fiscal year 2016 compared to fiscal year 2015, primarily due to lower share repurchases, partially offset by higher dividends.

Liquidity

Our primary sources of liquidity are our cash and cash equivalents, our marketable securities, and the cash generated by our operations. As of January 29, 2017 and January 31, 2016, we had $6.80 billion and $5.04 billion, respectively, in cash, cash equivalents and marketable securities. Our marketable securities consist principally of debt securities of corporations and United States government and its agencies, asset-backed securities, mortgage-backed securities issued by government-sponsored enterprises, money market funds and foreign government bonds. These investments are denominated in United States dollars. Please refer to Critical Accounting Policies and Estimates in Part II, Item 7, Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A and Note 6 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.

Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. As of January 29, 2017, we had cash, cash equivalents and marketable securities of $2.24 billion held within the United States and $4.56 billion held outside of the United States. Most of the amounts held outside the United States may be repatriated to the United States but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. Further, repatriation of some foreign balances may be restricted by local laws. As of January 29, 2017, we have not provided for U.S. federal and state income taxes on approximately $3.13 billion of undistributed earnings of non-United States subsidiaries, as such earnings are considered indefinitely reinvested outside the United States. Although we have no current need to do so, if we repatriate foreign earnings for cash requirements in the United States, we would incur U.S. federal and state income tax, less applicable foreign tax credits, and reduced by the current amount of our U.S. federal and state net operating loss and tax credit carryforwards. Further, in addition to the $2.24 billion of cash, cash equivalents and marketable securities held within the United States and available to fund our U.S. operations and any other U.S. cash needs, we have access to external sources of financing if cash is needed in the United States other than by repatriation of foreign earnings where U.S. income tax may otherwise be due.  Accordingly, we do not reasonably expect any material effect on our business, as a whole, or to our financial flexibility with respect to our current cash balances held outside of the United States.

Capital Return to Shareholders

Dividend payments and share repurchases must be made from cash held in the United States. During fiscal year 2017, we repurchased a total of 15 million shares for $739 million and paid $261 million in cash dividends to our shareholders. As a result, we returned $1.00 billion to shareholders during fiscal year 2017, utilizing a significant amount of our U.S. cash balance previously taxed as of January 29, 2017.

For fiscal year 2018, we intend to return approximately $1.25 billion to shareholders through ongoing quarterly cash dividends and share repurchases. In November 2016, the Board authorized an additional $2.00 billion under our repurchase program and extended it through December 2020.

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

Convertible Notes

In December 2013, we issued $1.50 billion of Convertible Notes that mature on December 1, 2018 unless repurchased or converted prior to such date. The Convertible Notes first became convertible at the holders’ option beginning on the first day of fiscal year 2017. We utilized U.S. cash to settle an aggregate of $673 million in principal amount of the Convertible Notes during fiscal year 2017 and we have received additional conversion notices for an aggregate of $660 million in principal amount, $502 million of which have already settled, $103 million of which are expected to be settled in the first quarter of fiscal year 2018, and $55 million of which are expected to be settled in the second quarter of fiscal year 2018. Please refer to Note 11 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.

Notes Due 2021 and Notes Due 2026

On September 16, 2016, we issued $1.00 billion of the Notes Due 2021 and $1.00 billion of the Notes Due 2026. The net proceeds from the Notes were $1.98 billion, after deducting debt discounts and issuance costs. We intend to use the net proceeds from the Notes to prefund the repayment of the principal amount of early conversions of our Convertible Notes and for general corporate purposes such as dividend payments or share repurchases.

Revolving Credit Facility

On October 7, 2016, we entered into a Credit Agreement under which we may borrow, repay and re-borrow amounts from time to time, up to $575 million, for working capital and other general corporate purposes. The commitments under the Credit Agreement are available for a 5-year period ending on October 7, 2021, on which date all outstanding obligations would be due and payable. The Credit Agreement also permits us to obtain additional revolving loan commitments and/or commitments to issue letters of credit of up to $425 million, subject to certain conditions. As of January 29, 2017, we had not borrowed any amounts under the Credit Agreement.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating and capital expenditure requirements for at least the next twelve months.

Contractual Obligations

The following table summarizes our contractual obligations as of January 29, 2017:

	Payment Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	All Other
	(In millions)
1.00% Convertible Notes (1)	$831	$831	$—	$—	$—	$—
Long-term debt (2)	2,430	54	162	1,086	1,128	—
Inventory purchase obligations	1,001	1,001	—	—	—	—
Operating leases (3)	140	42	56	29	13	—
Uncertain tax positions, interest and penalties (4)	96	—	—	—	—	96
Capital purchase obligations	38	38	—	—	—	—
Capital lease	11	5	6	—	—	—
Restructuring related obligation (5)	13	13	—	—	—	—
Total contractual obligations	$4,560	$1,984	$224	$1,115	$1,141	$96

(1)
Represents the aggregate principal amount of $827 million and anticipated interest payments of $4 million for the Convertible Notes. See Note 11 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

(2)
Represents the aggregate principal amount of $2.00 billion and anticipated interest payments of $430 million for the Notes. See Note 11 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

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

(4)
Represents unrecognized tax benefits of $96 million which consists of $83 million and the related interest and penalties of $13 million recorded in non-current income tax payable as of January 29, 2017. We are unable to reasonably estimate the timing of any potential tax liability or interest/penalty payments in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions.

(5)
Our operating expenses for the fiscal year 2017 included $3 million of restructuring and other charges related to the wind-down of our Icera modem operations. The $13 million represents the remaining balance of the restructuring liability as of January 29, 2017.

Off-Balance Sheet Arrangements

We are constructing a new headquarters building in Santa Clara, California, which is currently targeted for completion in the fourth quarter of fiscal year 2018. We are financing this construction under an off-balance sheet, build-to-suit operating lease arrangement. The banks have committed to fund up to $380 million of costs relating to construction. Once construction is complete, the lease balance will remain static at the completed cost for the remaining duration of the lease term. During construction, accrued interest will be capitalized into the lease balance. Following construction, we will pay rent in the form of interest. The lease has an initial 7.5 year term expiring on December 19, 2022, consisting of an approximately 2.5 year construction period followed by a 5 year lease term. We have the option to renew this lease for up to three additional 5 year periods, subject to approval by the banks. During the term of the lease, we may elect to purchase the headquarters building for the amount of the banks’ investment in the building and any accrued but unpaid rent. At the end of the lease term, we may elect to buy the building for the outstanding balance on the maturity date or arrange for the cash sale of the building to an unaffiliated third party. The aggregate guarantee made by us under the lease is no more than 87.5% of the costs incurred in connection with the construction of the building. Please refer to Note 12 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion regarding our operating lease financing arrangement.

Adoption of New and Recently Issued Accounting Pronouncements

Please see Note 1 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a discussion of adoption of new and recently issued accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

As of January 29, 2017 and January 31, 2016, we had $6.80 billion and $5.04 billion, respectively, in cash, cash equivalents and marketable securities. As of January 29, 2017, we did not have any investments in auction-rate preferred securities.

As of January 29, 2017, we performed a sensitivity analysis on our floating and fixed rate financial investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair values for these investments of $33 million.

Investments in both fixed and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may be negatively impacted due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are realized in our Consolidated Statements of Income due to changes in interest rates unless such securities are sold prior to maturity or unless declines in market values are determined to be other-than-temporary.

Other income (expense), net, could also vary depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; cash, cash equivalent and marketable securities balances; and foreign exchange fluctuations. Volatility in the financial markets and economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. As of January 29, 2017, our investments in government agencies and government sponsored enterprises represented 40% of our total investment portfolio, while the financial sector accounted for 27% of our total investment portfolio. Substantially all of our investments are with A/A3 or better rated securities. If the fair value of our investments in these sectors was to decline by 2% - 5%, the fair values of these investments could decline by approximately $73 million - $184 million.

In December 2013, we issued $1.50 billion of Convertible Notes. In September 2016, we issued $1.00 billion of the Notes Due 2021 and $1.00 billion of the Notes Due 2026. In October 2016, we also established a revolving credit facility under which we may borrow, repay and re-borrow amounts from time to time, up to $575 million. Please refer to Note 11 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information. We carry the Notes at face value less unamortized discount on our Consolidated Balance Sheets. Since the Notes bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Notes changes primarily when the market price of our stock fluctuates.

We are financing the construction of our new headquarters building under an off-balance sheet, build-to-suit operating lease financing arrangement. Following construction, we will pay rent in the form of interest that is based on a variable interest rate and is, therefore, affected by changes in market interest rates. In order to mitigate the interest rate risk on the operating lease financing arrangement, in fiscal year 2016, we entered into an interest rate swap for a portion of the operating lease financing arrangement, which entitles us to pay amounts based on a fixed interest rate in exchange for receipt of amounts based on variable interest rates. Please refer to Notes 9 and 12 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information. If the syndicate of banks that are participants to the operating lease financing arrangement were to fail to fund loans for any reason, we would remain liable for payments due under the swap unless we were to settle the swap. If we were to settle the swap at a time when interest rates have fallen (relative to the swap’s inception), the price to settle the swap could be significant.

Foreign Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Gains or losses from foreign currency remeasurement are included in “Other income (expense), net” in our Consolidated Statements of Income and to date have not been significant. The impact of foreign currency transaction gain (loss) included in determining net income was not significant for fiscal years 2017, 2016, and 2015.

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

During fiscal year 2017, we entered into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. We designate these contracts as cash flow hedges and assess the effectiveness of the hedge relationships on a spot to spot basis. Gains or losses on the contracts are recorded in accumulated other comprehensive income (loss), and then reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur.

During fiscal year 2017, we also entered into foreign currency forward contracts to mitigate the impact of foreign currency movements on monetary assets and liabilities that are denominated in currencies other than our reporting currency. The change in fair value of these contracts is recorded as a component of other income (expense), net, and offsets the change in fair value of the foreign currency denominated monetary assets and liabilities, which is also recorded in other income (expense), net.

Please see Note 9 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in our Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of January 29, 2017, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective to provide reasonable assurance.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 29, 2017 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 29, 2017.

The effectiveness of our internal control over financial reporting as of January 29, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2017 Proxy Statement, no later than 120 days after fiscal year 2017, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

Information regarding directors required by this item will be contained in our 2017 Proxy Statement under the caption “Proposal 1 - Election of Directors,” and is hereby incorporated by reference.

Identification of Executive Officers

Reference is made to the information regarding executive officers appearing under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Identification of Audit Committee and Financial Experts

Information regarding our Audit Committee required by this item will be contained in our 2017 Proxy Statement under the captions “Report of the Audit Committee of the Board of Directors” and “Information About the Board of Directors and Corporate Governance,” and is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

Information regarding procedures for recommending directors required by this item will be contained in our 2017 Proxy Statement under the caption “Information About the Board of Directors and Corporate Governance,” and is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Information regarding compliance with Section 16(a) of the Exchange Act required by this item will be contained in our 2017 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is hereby incorporated by reference.

Code of Conduct

Information regarding our Code of Conduct required by this item will be contained in our 2017 Proxy Statement under the caption “Information About the Board of Directors and Corporate Governance - Code of Conduct,” and is hereby incorporated by reference. The full text of our Code of Conduct and Financial Team Code of Conduct are published on the Investor Relations portion of our website, under Corporate Governance, at www.nvidia.com. The contents of our website are not a part of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding our executive compensation required by this item will be contained in our 2017 Proxy Statement under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Director Compensation” and “Compensation Committee Report,” and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of NVIDIA Securities

Information regarding ownership of NVIDIA securities required by this item will be contained in our 2017 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is hereby incorporated by reference.

Equity Compensation Plan Information

Information regarding our equity compensation plans required by this item will be contained in our 2017 Proxy Statement under the caption "Equity Compensation Plan Information," and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding related transactions and director independence required by this item will be contained in our 2017 Proxy Statement under the captions “Review of Transactions with Related Persons” and “Information About the Board of Directors and Corporate Governance - Independence of the Members of the Board of Directors,” and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding accounting fees and services required by this item will be contained in our 2017 Proxy Statement under the caption “Fees Billed by the Independent Registered Public Accounting Firm,” and is hereby incorporated by reference.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of NVIDIA Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NVIDIA Corporation and its subsidiaries at January 29, 2017 and January 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for the income tax effects of share-based payments in fiscal year 2017.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California

March 1, 2017

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Year Ended
	January 29, 2017	January 31, 2016	January 25, 2015
Revenue	$6,910	$5,010	$4,682
Cost of revenue	2,847	2,199	2,083
Gross profit	4,063	2,811	2,599
Operating expenses:
Research and development	1,463	1,331	1,360
Sales, general and administrative	663	602	480
Restructuring and other charges	3	131	—
Total operating expenses	2,129	2,064	1,840
Income from operations	1,934	747	759
Interest income	54	39	28
Interest expense	(58)	(47)	(46)
Other income (expense), net	(25)	4	14
Income before income tax expense	1,905	743	755
Income tax expense	239	129	124
Net income	$1,666	$614	$631

Net income per share:
Basic	$3.08	$1.13	$1.14
Diluted	$2.57	$1.08	$1.12

Weighted average shares used in per share computation:
Basic	541	543	552
Diluted	649	569	563

Cash dividends declared and paid per common share	$0.485	$0.395	$0.340

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended
	January 29, 2017	January 31, 2016	January 25, 2015
Net income	$1,666	$614	$631
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Net unrealized gain (loss)	(17)	(6)	3
Reclassification adjustments for net realized gain (loss) included in net income	1	(2)	—
Net change in unrealized gain (loss)	(16)	(8)	3
Cash flow hedges:
Net unrealized gain (loss)	2	(4)	—
Reclassification adjustments for net realized gain included in net income	2	—	—
Net change in unrealized gain (loss)	4	(4)	—
Other comprehensive income (loss), net of tax	(12)	(12)	3
Total comprehensive income	$1,654	$602	$634

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	January 29, 2017	January 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,766	$596
Marketable securities	5,032	4,441
Accounts receivable, less allowances of $13 as of January 29, 2017 and $11 as of January 31, 2016	826	505
Inventories	794	418
Prepaid expenses and other current assets	118	93
Total current assets	8,536	6,053
Property and equipment, net	521	466
Goodwill	618	618
Intangible assets, net	104	166
Other assets	62	67
Total assets	$9,841	$7,370

LIABILITIES, CONVERTIBLE DEBT CONVERSION OBLIGATION AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$485	$296
Accrued and other current liabilities	507	642
Convertible short-term debt	796	1,413
Total current liabilities	1,788	2,351
Long-term debt	1,983	—
Other long-term liabilities	271	453
Capital lease obligations, long-term	6	10
Total liabilities	4,048	2,814
Commitments and contingencies - see Note 12
Convertible debt conversion obligation	31	87
Shareholders’ equity:
Preferred stock, $.001 par value; 2 shares authorized; none issued	—	—
Common stock, $.001 par value; 2,000 shares authorized; 868 shares issued and 585 outstanding as of January 29, 2017; 780 shares issued and 539 outstanding as of January 31, 2016	1	1
Additional paid-in capital	4,708	4,170
Treasury stock, at cost (283 shares in 2017 and 242 shares in 2016)	(5,039)	(4,048)
Accumulated other comprehensive loss	(16)	(4)
Retained earnings	6,108	4,350
Total shareholders' equity	5,762	4,469
Total liabilities, convertible debt conversion obligation and shareholders' equity	$9,841	$7,370

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except per share data)

	Common Stock Outstanding		Additional	Treasury	Accumulated Other Comprehensive	Retained	Total Shareholders'
	Shares	Amount	Paid-in Capital	Stock	Income (Loss)	Earnings	Equity
Balances, January 26, 2014	568	$1	$3,483	$(2,538)	$5	$3,504	$4,455
Other comprehensive income	—	—	—	—	3	—	3
Net income	—	—	—	—	—	631	631
Issuance of common stock from stock plans	24	—	197	—	—	—	197
Tax withholding related to vesting of restricted stock units	(3)	—	—	(43)	—	—	(43)
Share repurchase	(44)	—	—	(814)		—	(814)
Cash dividends declared and paid ($0.340 per common share)	—	—	—	—	—	(186)	(186)
Tax benefit from stock-based compensation	—	—	17	—	—	—	17
Stock-based compensation	—	—	158	—	—	—	158
Balances, January 25, 2015	545	1	3,855	(3,395)	8	3,949	4,418
Other comprehensive loss	—	—	—	—	(12)	—	(12)
Net income	—	—	—	—	—	614	614
Issuance of common stock from stock plans	22	—	186	—	—	—	186
Tax withholding related to vesting of restricted stock units	(3)	—	—	(66)	—	—	(66)
Share repurchase	(25)	—	—	(587)	—	—	(587)
Cash dividends declared and paid ($0.395 per common share)	—	—	—	—	—	(213)	(213)
Tax benefit from stock-based compensation	—	—	10	—	—	—	10
Stock-based compensation	—	—	206	—	—	—	206
Reclassification of convertible debt conversion obligation	—	—	(87)	—	—	—	(87)
Balances, January 31, 2016	539	1	4,170	(4,048)	(4)	4,350	4,469
Retained earnings adjustment due to adoption of an accounting standard related to stock-based compensation	—	—	—	—	—	353	353
Other comprehensive loss	—	—	—	—	(12)	—	(12)
Net income	—	—	—	—	—	1,666	1,666
Issuance of common stock in exchange for warrants	44	—	(1)	—	—	—	(1)
Convertible debt conversion	23	—	(6)	—	—	—	(6)
Issuance of common stock from stock plans	20	—	167	—	—	—	167
Tax withholding related to vesting of restricted stock units	(3)	—	—	(177)	—	—	(177)
Share repurchase	(15)	—	—	(739)	—	—	(739)
Exercise of convertible note hedges	(23)	—	75	(75)	—	—	—
Cash dividends declared and paid ($0.485 per common share)	—	—	—	—	—	(261)	(261)
Stock-based compensation	—	—	248	—	—	—	248
Reclassification of convertible debt conversion obligation	—	—	55	—	—	—	55
Balances, January 29, 2017	585	$1	$4,708	$(5,039)	$(16)	$6,108	$5,762

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

		Year Ended
	January 29, 2017	January 31, 2016	January 25, 2015
Cash flows from operating activities:
Net income	$1,666	$614	$631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187	197	220
Stock-based compensation expense	247	204	158
Restructuring and other charges	—	45	—
Amortization of debt discount	25	29	28
Net gain on sale and disposal of long-lived assets and investments	(3)	(6)	(17)
Loss on early debt conversions	21	—	—
Deferred income taxes	197	134	83
Tax benefit from stock-based compensation	—	(10)	(18)
Other	11	19	24
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(321)	(32)	(49)
Inventories	(375)	66	(95)
Prepaid expenses and other assets	(18)	(16)	4
Accounts payable	184	(11)	(27)
Accrued and other current liabilities	(135)	39	5
Other long-term liabilities	(14)	(97)	(41)
Net cash provided by operating activities	1,672	1,175	906
Cash flows from investing activities:
Proceeds from sales of marketable securities	1,546	2,102	1,372
Proceeds from maturities of marketable securities	969	1,036	865
Proceeds from sale of long-lived assets and investments	7	7	21
Purchases of marketable securities	(3,134)	(3,477)	(2,862)
Purchases of property and equipment and intangible assets	(176)	(86)	(122)
Reimbursement of headquarters building development costs from banks	—	24	—
Other	(5)	(6)	(1)
Net cash used in investing activities	(793)	(400)	(727)
Cash flows from financing activities:
Proceeds from issuance of notes, net	1,988	—	—
Payments related to repurchases of common stock	(739)	(587)	(814)
Repayment of convertible notes	(673)	—	—
Dividends paid	(261)	(213)	(186)
Net proceeds (payments) related to employee stock plans	(9)	120	154
Payments for debt issuance costs	(8)	—	—
Tax benefit from stock-based compensation	—	10	18
Other	(7)	(6)	(6)
Net cash provided by (used in) financing activities	291	(676)	(834)
Change in cash and cash equivalents	1,170	99	(655)
Cash and cash equivalents at beginning of period	596	497	1,152
Cash and cash equivalents at end of period	$1,766	$596	$497

	Year Ended
	January 29, 2017	January 31, 2016	January 25, 2015
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$14	$14	$14
Cash paid for interest	$13	$17	$17

Non-cash investing and financing activities:
Assets acquired by assuming related liabilities	$16	$19	$10
Goodwill adjustment related to previously acquired business	$—	$—	$(25)

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

Our Company

Starting with a focus on PC graphics, NVIDIA invented the GPU to solve some of the most complex problems in computer science. We have extended our emphasis in recent years to the revolutionary field of artificial intelligence.

Our GPU product brands are aimed at specialized markets including GeForce for gamers; Quadro for designers; Tesla and DGX for AI data scientists and big data researchers; and GRID for cloud-based visual computing users. Our Tegra brand integrates an entire computer onto a single chip, and incorporates GPUs and multi-core CPUs to drive supercomputing for mobile gaming and entertainment devices, as well as autonomous robots, drones and cars.

Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

All references to “NVIDIA,” “we,” “us,” “our” or the “Company” mean NVIDIA Corporation and its subsidiaries, except where it is made clear that the term means only the parent company.

Fiscal Year

We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2017 and 2015 were 52-week years and fiscal year 2016 was a 53-week year.

Reclassifications

Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.

Principles of Consolidation

Our consolidated financial statements include the accounts of NVIDIA Corporation and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For sales to certain distributors with rights of return for which the level of returns cannot be reasonably estimated, our policy is to defer recognition of revenue and related cost of revenue until the distributors resell the product and, in some cases, when customer return rights lapse.

Our customer programs primarily involve rebates, which are designed to serve as sales incentives to resellers of our products in various target markets. We account for rebates as a reduction of revenue and accrue for 100% of the potential rebates and do not apply a breakage factor. While we have a long history of rebate arrangements with original equipment manufacturers, or OEMs, we believe we are unable to apply our historical experience to reliably estimate the amount of rebates that will eventually be claimed by individual OEMs. In such cases, the OEMs may not be our direct customers and therefore the quantity and mix of demand they place on their contract equipment manufacturers, or CEMs, and original device manufacturers, or ODMs, may shift as we introduce new generations and iterations of products and as we experience changes in new competitor offerings. In addition, we typically find that approximately 95% of the rebates we accrue each year are eventually claimed, which is substantially close to 100%, and that this percentage varies by program and by customer. We recognize a liability for these rebates at the later of the date at which we record the related revenue or the date at which we offer the rebate. Rebates typically expire six months from the date of the original sale, unless we reasonably believe that the customer intends to claim the rebate. Unclaimed rebates are reversed to revenue, the amount of which typically represents less than 0.5% of total revenue.

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

Advertising Expenses

We expense advertising costs in the period in which they are incurred. Advertising expenses for fiscal years 2017, 2016, and 2015 were $17 million, $30 million, and $21 million, respectively.

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

Stock-based Compensation

We use the closing trading price of our common stock on the date of grant, minus a dividend yield discount, as the fair value of awards of restricted stock units, or RSUs, and performance stock units that are based on our corporate financial performance targets, or PSUs. We use a Monte Carlo simulation on the date of grant to estimate the fair value of performance stock units that are based on market conditions, or market-based PSUs. The compensation expense for stock options, RSUs and market-based PSUs is recognized using a straight-line attribution method over the requisite employee service period while compensation expense for PSUs is recognized using an accelerated amortization model. We estimate the fair value of shares to be issued under our employee stock purchase plan, or ESPP, using the Black-Scholes model at the commencement of an offering period in March and September of each year. Stock-based compensation for our ESPP is expensed using an accelerated amortization model. Additionally, we estimate forfeitures annually based on historical experience and revise the estimates of forfeiture in subsequent periods if actual forfeitures differ from those estimates. If factors change, the compensation expense that we record under these accounting standards may differ significantly from what we have recorded in the current period.

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

The impact of gain or loss from foreign currency remeasurement included in determining other income (expense), net, was a $5 million loss for fiscal year 2017 and was not significant for fiscal years 2016 and 2015.

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

As of January 29, 2017, we had a valuation allowance of $353 million related to state and certain foreign deferred tax assets that management determined are not likely to be realized due, in part, to projections of future taxable income and potential utilization limitations of tax attributes acquired as a result of stock ownership changes. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) components include unrealized gains (losses) on available-for-sale securities and unrealized gains (losses) on cash flow hedges.

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

Cash and Cash Equivalents

We consider all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents. As of January 29, 2017 and January 31, 2016, our cash and cash equivalents were $1.77 billion and $596 million, respectively, including $321 million and $43 million, respectively, invested in money market funds.

Marketable Securities

Marketable securities consist primarily of highly liquid investments with maturities of greater than three months when purchased. We generally classify our marketable securities at the date of acquisition as available-for-sale. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. The fair value of interest-bearing securities includes accrued interest. Any unrealized losses which are considered to be other-than-temporary impairments are recorded in the other income (expense), net, section of our Consolidated Statements of Income. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method and recorded in the other income (expense), net, section of our Consolidated Statements of Income.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities as of January 29, 2017 and January 31, 2016. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains (losses) included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. Fair value of the marketable securities is determined based on quoted market prices. Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments designated as fair value hedges, the gains (losses) are recognized in earnings in the periods of change together with the offsetting losses (gains) on the hedged items attributed to the risk being hedged. For derivative instruments designated as cash-flow hedges, the effective portion of the gains (losses) on the derivatives is initially reported as a component of other comprehensive income (loss) and is subsequently recognized in earnings when the hedged exposure is recognized in earnings.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, marketable securities, accounts receivable, note hedge and interest rate swap. Our investment policy requires the purchase of high grade investment securities, the diversification of asset type and includes certain limits on our portfolio duration. All marketable securities are held in our name, managed by several investment managers and held by one major financial institution under a custodial arrangement. Accounts receivable from significant customers, those representing 10% or more of total accounts receivable, aggregated approximately 29% of our accounts receivable balance from two customers as of January 29, 2017 and 28% of our account receivable balance from two customers as of January 31, 2016. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for potential credit losses. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. Our overall estimated exposure excludes amounts covered by credit insurance and letters of credit.

Accounts Receivable

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We determine this allowance by identifying amounts for specific customer issues as well as amounts based on overall estimated exposure. Factors impacting the allowance include the level of gross receivables, the financial condition of our customers and the extent to which balances are covered by credit insurance or letters of credit.

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

For those reporting units where a significant change or event has occurred, where potential impairment indicators exist, or for which we have not performed a quantitative assessment recently, we utilize a two-step quantitative assessment to testing goodwill for impairment. The first step tests for possible impairment by applying a fair value-based test by weighting the results from the income approach and the market approach. The second step, if necessary, measures the amount of such impairment by applying fair value-based tests to individual assets and liabilities. Please refer to Note 4 of these Notes to the Consolidated Financial Statements for additional information.

Intangible Assets and Other Long-Lived Assets

Intangible assets primarily represent rights acquired under technology licenses, patents, acquired intellectual property, trademarks and customer relationships and are subject to an annual impairment test. We currently amortize our intangible assets with definitive lives over periods ranging from three to ten years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up or, if that pattern cannot be reliably determined, using a straight-line amortization method.

Long-lived assets, such as property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset, or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset or asset group. Assets and liabilities to be disposed of would be separately presented in the Consolidated Balance Sheet and the assets would be reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Adoption of New and Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncement

In fiscal year 2017, the Financial Accounting Standards Board, or FASB, issued an accounting standards update which simplifies certain aspects of stock-based compensation accounting. Among other elements, the new guidance eliminates additional paid in capital, or APIC, pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. We elected to early adopt this new guidance in the third quarter of fiscal year 2017, which required us to reflect any adjustments as of February 1, 2016.

Early adoption of this guidance resulted in the following:

•	We recorded an excess tax benefit from stock-based compensation within income tax expense, rather than in APIC, of $82 million for fiscal year 2017.

•
We recorded a cumulative-effect adjustment as of February 1, 2016 to increase retained earnings by $353 million, with a corresponding increase to deferred tax assets, to recognize the federal net operating loss and federal research tax credit carryforwards attributable to excess tax benefits on stock-based compensation that had not been previously recognized in APIC. We also recorded deferred tax assets of $63 million with a corresponding full valuation allowance related to state net operating loss and state research credit carryforwards.

•
The excess tax benefit from stock-based compensation is now included in net operating cash rather than net financing cash in our Consolidated Statements of Cash Flows. We elected to apply this change in presentation prospectively and thus prior periods have not been adjusted.

We elected not to change our policy on accounting for forfeitures, although the new guidance provides an option for us to account for forfeitures as they occur, and thus continued to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

Recent Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued an accounting standards update that simplifies the test for goodwill impairment. The update eliminates the second step in the goodwill impairment test that requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The update will be effective for us beginning in our fiscal year 2020, with early adoption permitted. The adoption of this accounting guidance is not currently expected to have a material impact on our consolidated financial statements.

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

In June 2016, the FASB issued an accounting standards update that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The update also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The update will be effective for us beginning in our first quarter of fiscal 2021, with early adoption permitted. The adoption of this accounting guidance is not currently expected to have a material impact on our consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

The FASB issued an accounting standards update that creates a single source of revenue guidance under U.S. GAAP for all companies, in all industries, effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We expect to adopt this guidance beginning in our first quarter of fiscal year 2019 using the modified retrospective approach. While we are still finalizing our analysis to quantify the adoption impact of the provisions of the new standard, we do not expect it to have a material impact on our consolidated financial statements.

Note 2 - Stock-Based Compensation

Our stock-based compensation expense is associated with stock options, restricted stock units, or RSUs, performance stock units that are based on our corporate financial performance targets, or PSUs, performance stock units that are based on market conditions, or market-based PSUs, and our employee stock purchase plan, or ESPP.

Our Consolidated Statements of Income include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Year Ended
	January 29, 2017	January 31, 2016	January 25, 2015
	(In millions)
Cost of revenue	$15	$15	$12
Research and development	134	115	88
Sales, general and administrative	98	74	58
Total	$247	$204	$158

Stock-based compensation capitalized in inventories was not significant during fiscal years 2017, 2016, and 2015.

The following is a summary of equity awards granted under our equity incentive plans:

	Year Ended
	January 29, 2017	January 31, 2016	January 25, 2015
	(In millions, except per share data)
RSUs, PSUs and Market-based PSUs
Awards granted	12	13	13
Estimated total grant-date fair value	$591	$296	$228
Weighted average grant-date fair value (per share)	$50.57	$22.01	$17.68

ESPP
Shares purchased	4	6	7
Weighted average price (per share)	$18.51	$13.67	$10.99
Weighted average grant-date fair value (per share)	$5.80	$4.53	$4.99

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Of the total fair value of equity awards, we estimated that the stock-based compensation expense related to the equity awards that are not expected to vest for fiscal years 2017, 2016, and 2015 was $98 million, $46 million, and $37 million, respectively.

	January 29, 2017	January 31, 2016
	(In millions)
Aggregate unearned stock-based compensation expense	$627	$381

Estimated weighted average remaining amortization period	(In years)
Stock options	0.5	1.1
RSUs, PSUs and market-based PSUs	2.6	2.7
ESPP	0.6	0.7

The fair value of shares issued under our ESPP have been estimated with the following assumptions:

Year Ended
	January 29, 2017	January 31, 2016	January 25, 2015
(Using the Black-Scholes model)
ESPP
Weighted average expected life (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Risk-free interest rate	0.5%-0.9%	0.1%-0.7%	0.1%-0.5%
Volatility	30%-39%	24%-34%	23%-31%
Dividend yield	0.7%-1.4%	1.5%-1.8%	1.7%-1.9%

For ESPP shares, the expected term represents the average term from the first day of the offering period to the purchase date. The risk-free interest rate assumption used to value ESPP shares is based upon observed interest rates on Treasury bills appropriate for the expected term. Our expected stock price volatility assumption for ESPP is estimated using historical volatility. For awards granted, we use the dividend yield at grant date. Our RSU, PSU, and market-based PSU awards are not eligible for cash dividends prior to vesting; therefore, the fair values of RSUs, PSUs, and market-based PSUs are discounted for the dividend yield.

Additionally, for employee stock option, RSU, PSU, and market-based PSU awards, we estimate forfeitures annually and revise the estimates of forfeiture in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

Equity Incentive Program

We grant or have granted stock options, RSUs, PSUs, market-based PSUs, and stock purchase rights under the following equity incentive plans.

Amended and Restated 2007 Equity Incentive Plan

In 2007, our shareholders approved the NVIDIA Corporation 2007 Equity Incentive Plan, which was subsequently amended and restated, most recently in 2016, or the 2007 Plan.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The 2007 Plan authorizes the issuance of incentive stock options, non-statutory stock options, restricted stock, restricted stock unit, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards to employees, directors and consultants. Only our employees may receive incentive stock options. Up to 207 million shares of our common stock may be issued pursuant to stock awards granted under the 2007 Plan. Currently, we grant RSUs, PSUs and market-based PSUs under the 2007 Plan, under which, as of January 29, 2017, there were 22 million shares available for future issuance.
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
Subject to certain exceptions, RSUs granted to employees vest over a four year period, subject to continued service, with 25% vesting on a pre-determined date that is close to the anniversary of the date of grant and (i) for grants made prior to May 18, 2016, 12.5% vesting semi-annually thereafter until fully vested, and (ii) for grants made on or after May 18, 2016, 6.25% vesting quarterly thereafter until fully vested.
PSUs vest over a four year period, subject to continued service, with 25% vesting on a pre-determined date that is close to the anniversary of the date of grant and 12.5% vesting semi-annually thereafter until fully vested. Market-based PSUs vest 100% on approximately the three-year anniversary of the date of grant. However, the number of shares subject to both PSUs and market-based PSUs that are eligible to vest is generally determined by the Compensation Committee based on achievement of pre-determined criteria.
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

2012 Employee Stock Purchase Plan

In 2012, our shareholders approved the 2012 Employee Stock Purchase Plan, which was subsequently amended and restated, most recently in 2016, or the 2012 Plan, as the successor to the 1998 Employee Stock Purchase Plan.
Up to 75 million shares of our common stock may be issued pursuant to purchases under the 2012 Plan. As of January 29, 2017, we had issued 23 million shares and reserved 52 million shares for future issuance under the 2012 Plan.
The 2012 Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. Under the current offerings adopted pursuant to the 2012 Plan, each offering period is 24 months, which is divided into four purchase periods of six months.
Employees are eligible to participate if they are employed by us or an affiliate of us as designated by the Board. Employees who participate in an offering may have up to 10% of their earnings withheld up to certain limitations and applied on specified dates determined by the Board to the purchase of shares of common stock. The Board may increase this percentage at its discretion, up to 15%. The price of common stock purchased under our ESPP will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period and the fair market value on each purchase date within the offering. Employees may end their participation in the ESPP at any time during the offering period, and participation ends automatically on termination of employment with us. In each case, the employee’s contributions are refunded.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is a summary of our equity award transactions under our equity incentive plans:

	RSUs, PSUs and Market-based PSUs Outstanding		Options Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (3)
	(In millions, except years and per share data)
Balances, January 31, 2016	26	$19.12	13	$14.49
Granted (1)(2)	12	$50.57	—	—
Exercised	—	—	(6)	$14.52
Vested restricted stock	(10)	$17.93	—	—
Canceled and forfeited	(1)	$23.68	—	—
Balances, January 29, 2017	27	$32.84	7	$14.47	5.4	$724
Exercisable as of January 29, 2017			7	$14.39	5.3	$667
Vested and expected to vest after January 29, 2017	23	$32.74	7	$14.46	5.4	$715

(1)	Includes PSUs that will be issued and eligible to vest based on the corporate financial performance maximum target level achieved for fiscal year 2017.

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

(3)
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at January 29, 2017, based on the $111.77 closing price of our common stock on January 27, 2017.

As of January 29, 2017 and January 31, 2016, there were 22 million and 14 million shares, respectively, of common stock reserved for future issuance under our equity incentive plans.

The total intrinsic value of options exercised was $246 million, $75 million, and $62 million for fiscal years 2017, 2016, and 2015, respectively. Upon exercise of an option, we issue new shares of stock. The total fair value of options vested was $8 million, $17 million, and $33 million for fiscal years 2017, 2016, and 2015, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 3 - Net Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Year Ended
	January 29, 2017	January 31, 2016	January 25, 2015
	(In millions, except per share data)
Numerator:
Net income	$1,666	$614	$631
Denominator:
Basic weighted average shares	541	543	552
Dilutive impact of outstanding securities:
Equity awards	26	13	11
1.00% Convertible Senior Notes	44	13	—
Warrants issued with the 1.00% Convertible Senior Notes	38	—	—
Diluted weighted average shares	649	569	563
Net income per share:
Basic (1)	$3.08	$1.13	$1.14
Diluted (2)	$2.57	$1.08	$1.12
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	8	10	12

(1)	Calculated as net income divided by basic weighted average shares.

(2)	Calculated as net income divided by diluted weighted average shares.

The 1.00% Convertible Senior Notes, or the Convertible Notes, are included in the calculation of diluted net income per share. The Convertible Notes have a dilutive impact on net income per share if our average stock price for the reporting period exceeds the adjusted conversion price of $20.0662 per share. The warrants associated with our Convertible Notes, or the Warrants, outstanding are also included in the calculation of diluted net income per share. The Warrants have a dilutive impact on net income per share if our average stock price for the quarter exceeds the adjusted strike price of $27.0122 per share. For fiscal year 2017, our average stock price was $59.30, which exceeded both the adjusted conversion price and the adjusted strike price, causing the Convertible Notes and the Warrants to have a dilutive impact.

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

On December 12, 2016, we entered into an agreement with a counterparty bank to terminate 63 million of the 75 million Warrants outstanding. In consideration for the termination of these Warrants, we delivered a total of 48 million shares of common stock to the counterparty bank, the amount of which was determined each day based on the daily volume-weighted average price of the common stock during an observation period beginning December 13, 2016 and ending January 31, 2017. As of January 29, 2017, 44 million of the 48 million shares of our common stock had been issued related to the terminated Warrants. The remaining 4 million shares were issued in the beginning of fiscal year 2018.

Please refer to Note 11 of these Notes to the Consolidated Financial Statements for additional discussion regarding the Convertible Notes, Note Hedges, and Warrants.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 4 - Goodwill

The carrying amount of goodwill is from the following acquisitions:

	January 29, 2017	January 31, 2016
	(In millions)
Icera	$271	$271
PortalPlayer	105	105
Mental Images	59	59
3dfx	50	50
MediaQ	35	35
ULi	31	31
Hybrid Graphics	28	28
Ageia	19	19
Portland Group Inc.	2	2
Other	18	18
Total goodwill	$618	$618

The amount of goodwill allocated to our GPU and Tegra Processor reportable segments was $210 million and $408 million, respectively, as of both January 29, 2017 and January 31, 2016. Please refer to Note 16 of these Notes to the Consolidated Financial Statements for further discussion regarding segments.

We utilized a two-step quantitative analysis to complete our annual impairment test during the fourth quarter of fiscal year 2017 and concluded that there was no impairment, as the fair value of our reporting units exceeded their carrying values. The first step tests for possible impairment by applying a fair value-based test by weighing the results from the income approach and the market approach. The second step, if necessary, measures the amount of such impairment by applying fair value-based tests to individual assets and liabilities.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 5 - Amortizable Intangible Assets

The components of our amortizable intangible assets are as follows:

	January 29, 2017			January 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)			(In millions)
Acquisition-related intangible assets	$193	$(167)	$26	$193	$(152)	$41
Patents and licensed technology	468	(390)	78	462	(337)	125
Total intangible assets	$661	$(557)	$104	$655	$(489)	$166

Amortization expense associated with intangible assets for fiscal years 2017, 2016, and 2015 was $68 million, $73 million, and $77 million, respectively. Future amortization expense for the net carrying amount of intangible assets as of January 29, 2017 is estimated to be $54 million in fiscal year 2018, $26 million in fiscal year 2019, $16 million in fiscal year 2020, $7 million in fiscal year 2021, and $1 million in fiscal year 2022 until fully amortized.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 6 - Marketable Securities

All of our cash equivalents and marketable securities are classified as “available-for-sale” securities. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax, and net realized gains and losses recorded in other income (expense), net, on the Consolidated Statements of Income.

We performed an impairment review of our investment portfolio as of January 29, 2017. Factors considered included general market conditions, the duration and extent to which fair value is below cost, and our intent and ability to hold an investment for a sufficient period of time to allow for recovery in value. We also consider specific adverse conditions related to the financial health of and business outlook for an investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in an investee’s credit rating. Investments that we identify as having an indicator of impairment are subject to further analysis to determine if the investment was other than temporarily impaired. Based on our quarterly impairment review, we concluded that our investments were appropriately valued and that no other-than-temporary impairment charges were necessary on our portfolio of available-for-sale investments as of January 29, 2017.

The following is a summary of cash equivalents and marketable securities as of January 29, 2017 and January 31, 2016:

	January 29, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In millions)
Corporate debt securities	$2,397	$1	$(10)	$2,388
Debt securities of United States government agencies	1,193	—	(5)	1,188
Debt securities issued by the United States Treasury	852	—	(2)	850
Asset-backed securities	490	—	(1)	489
Money market funds	321	—	—	321
Mortgage backed securities issued by United States government-sponsored enterprises	161	2	(1)	162
Foreign government bonds	70	—	—	70
Total	$5,484	$3	$(19)	$5,468
Classified as:
Cash equivalents				$436
Marketable securities				5,032
Total				$5,468

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	January 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In millions)
Corporate debt securities	$1,903	$1	$(3)	$1,901
Debt securities of United States government agencies	1,170	1	(1)	1,170
Debt securities issued by the United States Treasury	800	1	—	801
Asset-backed securities	435	—	—	435
Mortgage backed securities issued by United States government-sponsored enterprises	229	3	(1)	231
Foreign government bonds	92	—	—	92
Money market funds	43	—	—	43
Total	$4,672	$6	$(5)	$4,673
Classified as:
Cash equivalents				$232
Marketable securities				4,441
Total				$4,673

The following table provides the breakdown of the investments with unrealized losses as of January 29, 2017:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Corporate debt securities	$1,721	$(10)	$55	$—	$1,776	$(10)
Debt securities issued by United States government agencies	906	(5)	28	—	934	(5)
Debt securities issued by the US Treasury	629	(2)	—	—	629	(2)
Mortgage backed securities issued by United States government-sponsored enterprises	43	—	35	(1)	78	(1)
Asset-backed securities	383	(1)	3	—	386	(1)
Total	$3,682	$(18)	$121	$(1)	$3,803	$(19)

The gross unrealized losses related to fixed income securities and were due to changes in interest rates. We have determined that the gross unrealized losses on investment securities as of January 29, 2017 are temporary in nature. Currently, we have the intent and ability to hold our investments with impairment indicators until maturity. Net realized gains were not significant for fiscal years 2017, 2016, and 2015.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The amortized cost and estimated fair value of cash equivalents and marketable securities, which are primarily debt instruments, are classified as available-for-sale as of January 29, 2017 and January 31, 2016 and are shown below by contractual maturity.

	January 29, 2017		January 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Less than one year	$2,209	$2,209	$1,619	$1,619
Due in 1 - 5 years	3,210	3,194	3,019	3,020
Mortgage-backed securities issued by government-sponsored enterprises not due at a single maturity date	65	65	34	34
Total	$5,484	$5,468	$4,672	$4,673

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 7 - Fair Value of Financial Assets and Liabilities

The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Our Level 1 assets consist of our money market funds. We classify securities within Level 1 assets when the fair value is obtained from real time quotes for transactions in active exchange markets involving identical assets. Our available-for-sale securities are classified as having Level 2 inputs. Our Level 2 assets are valued utilizing a market approach where the market prices of similar assets are provided by a variety of independent industry standard data providers to our investment custodian. We review the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no significant transfers between Levels 1 and 2 assets for fiscal year 2017. Level 3 assets are based on unobservable inputs to the valuation methodology and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances. Most of our cash equivalents and marketable securities are valued based on Level 2 inputs. We did not have any investments classified as Level 3 as of January 29, 2017.

		Fair Value at
	Pricing Category	January 29, 2017	January 31, 2016
		(In millions)
Assets
Cash equivalents and marketable securities:
Corporate debt securities (1)	Level 2	$2,388	$1,901
Debt securities of U.S. government agencies (2)	Level 2	$1,188	$1,170
Debt securities issued by the United States Treasury (3)	Level 2	$850	$801
Asset-backed securities (4)	Level 2	$489	$435
Money market funds (5)	Level 1	$321	$43
Mortgage-backed securities issued by United States government-sponsored enterprises (4)	Level 2	$162	$231
Foreign government bonds (4)	Level 2	$70	$92

Liabilities
Current liability:
1.00% Convertible Senior Notes (6)	Level 2	$4,474	$2,273
Other noncurrent liabilities:
2.20% Notes Due 2021 (6)	Level 2	$975	$—
3.20% Notes Due 2026 (6)	Level 2	$961	$—
Interest rate swap (7)	Level 2	$2	$7

(1)
Included $33 million and $51 million in cash equivalents as of January 29, 2017 and January 31, 2016, respectively, and $2.35 billion and $1.85 billion in marketable securities as of January 29, 2017 and January 31, 2016, respectively, on the Consolidated Balance Sheets.

(2)
Included $27 million and $90 million in cash equivalents as of January 29, 2017 and January 31, 2016, respectively, and $1.16 billion and $1.08 billion in marketable securities as of January 29, 2017 and January 31, 2016, respectively, on the Consolidated Balance Sheets.

(3)
Included $55 million in cash equivalents as of January 29, 2017 and $795 million and $801 million in marketable securities as of January 29, 2017 and January 31, 2016, respectively, on the Consolidated Balance Sheets.

(4)	Reported in marketable securities on the Consolidated Balance Sheets.

(5)	Reported in cash equivalents on the Consolidated Balance Sheets.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6)
The 1.00% Convertible Notes, 2.20% Notes Due 2021, and 3.20% Notes Due 2026 are carried on our Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount and issuance costs, and are not marked to fair value each period. See Note 11 of these Notes to the Consolidated Financial Statements for additional information.

(7)	Please refer to Note 9 of these Notes to Consolidated Financial Statements for a discussion regarding our interest rate swap.

Note 8 - Balance Sheet Components

Certain balance sheet components are as follows:

	January 29, 2017	January 31, 2016
	(In millions)
Inventories:
Raw materials	$252	$105
Work in-process	176	103
Finished goods	366	210
Total inventories	$794	$418

As of January 29, 2017, we had outstanding inventory purchase obligations totaling $1.00 billion.

	January 29, 2017	January 31, 2016	Estimated Useful Life
	(In millions)		(In years)
Property and Equipment:
Land	$218	$218	(A)
Building	13	13	25-30
Test equipment	427	354	3-5
Computer equipment	188	155	3-5
Leasehold improvements	176	174	(B)
Software and licenses	63	98	3-5
Office furniture and equipment	49	48	5
Capital leases	28	28	(B)
Construction in process	29	12	(C)
Total property and equipment, gross	1,191	1,100
Accumulated depreciation and amortization	(670)	(634)
Total property and equipment, net	$521	$466
(A) Land is a non-depreciable asset.
(B) Leasehold improvements and capital leases are amortized based on the lesser of either the asset’s estimated useful life or the remaining expected lease term.
(C) Construction in process represents assets that are not in service as of the balance sheet date.

Depreciation expense for fiscal years 2017, 2016, and 2015 was $118 million, $124 million, and $143 million, respectively.

Accumulated amortization of leasehold improvements and capital leases was $164 million and $155 million as of January 29, 2017 and January 31, 2016, respectively. Amortization of leasehold improvements and capital leases is included in depreciation and amortization expense.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	January 29, 2017	January 31, 2016
	(In millions)
Accrued Liabilities:
Customer related liabilities (1)	$197	$160
Accrued payroll and related expenses	137	79
Deferred revenue (2)	85	322
Coupon interest on debt obligations	21	3
Accrued restructuring and other charges (3)	13	23
Professional service fees	13	23
Warranty accrual (4)	8	11
Accrued royalties	7	1
Leases payable	4	4
Taxes payable	4	2
Contributions payable	4	3
Other	14	11
Total accrued and other current liabilities	$507	$642
(1)  Customer related liabilities primarily includes accrued rebates and marketing development funds.

(2)
Deferred revenue under our patent cross licensing agreement with Intel Corporation will expire in March 2017. We will be recognizing revenue under this agreement through the first quarter of fiscal year 2018.

(3) Please refer to Note 17 of these Notes to the Consolidated Financial Statements for a discussion regarding restructuring and other charges.
(4)  Please refer to Note 10 of these Notes to the Consolidated Financial Statements for a discussion regarding warranties.

	January 29, 2017	January 31, 2016
	(In millions)
Other Long Term Liabilities:
Deferred income tax liability (1)	$141	$301
Income tax payable	96	78
Contributions payable	10	13
Deferred revenue (2)	4	44
Other	20	17
Total other long-term liabilities	$271	$453

(1)  Please refer to the “Recently Adopted Accounting Pronouncement” section of Note 1 of these Notes to the Consolidated Financial Statements for a discussion regarding the impact of a recently adopted accounting pronouncement related to stock-based compensation.

(2)  Deferred revenue under our patent cross licensing agreement with Intel Corporation is now located in short term deferred revenue as less than twelve months remains on the agreement.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9 - Derivative Financial Instruments

In fiscal year 2016, we entered into an interest rate swap for a portion of the operating lease financing arrangement for our new headquarters building that entitles us to pay amounts based on a fixed interest rate in exchange for receipt of amounts based on variable interest rates. The objective of this interest rate swap is to mitigate variability in the benchmark interest rate on the first $200 million of existing operating lease financing payments. This interest rate swap is designated as a cash flow hedge, will have settlements beginning in the second quarter of fiscal year 2019, and will terminate in the fourth quarter of fiscal year 2023. Gains or losses on this swap are recorded in accumulated other comprehensive income (loss) and will subsequently be recorded in earnings at the point when the related operating lease financing expense begins to affect earnings or if ineffectiveness of the swap should occur.

In fiscal year 2017, we entered into foreign currency forward contracts with a total U.S. dollar equivalent notional value of $227 million to mitigate the impact of foreign currency exchange rate movements on our operating expenses. We designate these contracts as cash flow hedges and assess the effectiveness of the hedge relationships on a spot to spot basis. Gains or losses on the contracts are recorded in accumulated other comprehensive income (loss) and reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur. The fair value of the contracts as of January 29, 2017 was not significant. We also entered into foreign currency forward contracts with a total U.S. dollar equivalent notional value of $99 million to mitigate the impact of foreign currency movements on monetary assets and liabilities that are denominated in currencies other than our reporting currency. These foreign currency forward contracts were not designated for hedge accounting treatment. Therefore, the change in fair value of these contracts is recorded as a component of other income (expense), net, and offsets the change in fair value of the foreign currency denominated monetary assets and liabilities, which is also recorded in other income (expense), net.

Under the master netting agreements with the respective counterparties to our foreign currency forward contracts, we are allowed to net settle transactions with the same counterparty, subject to applicable requirements. However, we present our derivative assets and liabilities at their gross fair values on our Consolidated Balance Sheets. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments.

As of January 29, 2017, the maturities of the designated foreign currency forward contracts were three months or less.

We formally assess, both at inception and on an ongoing basis, whether derivative financial instruments designated for hedge accounting treatment are highly effective. During fiscal year 2017, all derivative financial instruments designated for hedge accounting treatment were determined to be highly effective and there were no gains or losses associated with ineffectiveness.

For fiscal years 2017 and 2016, we recognized a net change in unrealized gains (losses) on derivative financial instruments designated for hedge accounting treatment of $4 million and $(4) million, respectively, net of tax, in other comprehensive income (loss).

We expect to realize all gains and losses deferred into accumulated other comprehensive income (loss) related to foreign currency forward contracts within the next twelve months. However, we do not expect to reclassify any amount from accumulated other comprehensive income (loss) into earnings related to the interest rate swap as the underlying operating lease financing payments for our new headquarters building will not start within the next twelve months.

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

In fiscal year 2016, we announced a voluntary recall and replacement of our SHIELD 8-inch tablets that were sold between July 2014 and July 2015. We have determined that the battery in these tablets can overheat, posing a fire hazard. The recall did not affect any other NVIDIA products. In fiscal year 2016, we recorded a $26 million charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other associated costs.

The estimated product returns and estimated product warranty liabilities are as follows:

	January 29, 2017	January 31, 2016	January 25, 2015
	(In millions)
Balance at beginning of period	$11	$8	$8
Additions	2	27	5
Deductions	(5)	(24)	(5)
Balance at end of period	$8	$11	$8

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

Note 11 - Debt

Convertible Debt

1.00 % Convertible Senior Notes Due 2018

In fiscal year 2014, we issued $1.50 billion of 1.00% Convertible Senior Notes due 2018. The Convertible Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually at a rate of 1.00% per annum. The Convertible Notes will mature on December 1, 2018 unless repurchased or converted prior to such date. Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes and may pay or deliver cash, shares of our common stock or a combination thereof, at our election, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. As of January 29, 2017, the conversion rate, after adjusting for dividend increases, was 49.8351 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to an adjusted conversion price of $20.0662 per share of common stock).

Holders may convert all or any portion of their Convertible Notes at their option at any time prior to August 1, 2018 under certain circumstances. For example, during any fiscal quarter, if the last reported sale price of the common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day, the Notes become convertible at the holders' option. As this condition was met, the Convertible Notes first became convertible at the holders' option beginning on the first day of fiscal year 2017 and continued to be convertible at the holders’ option through April 30, 2017.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

During fiscal year 2017, we paid cash to settle an aggregate of $673 million in principal amount of the Convertible Notes and have $827 million in principal amount outstanding as of January 29, 2017. We issued 23 million shares of our common stock for the excess conversion value, and recognized a loss of $21 million on early conversions, of the Convertible Notes. Based on the closing price of our common stock of $111.77 on the last trading day of fiscal year 2017, the if-converted value of the remaining outstanding Convertible Notes exceeded their principal amount by approximately $3.78 billion.

Subsequent to January 29, 2017, we have settled an additional $502 million in principal amount of Convertible Notes and issued 20 million additional shares of our common stock for the excess conversion value. Based on additional conversion requests we have received, we expect to settle an additional $103 million in principal amount of Convertible Notes and issue additional shares of our common stock for the excess conversion value during the remainder of the first quarter of fiscal year 2018 and to settle another additional $55 million in principal amount of Convertible Notes and issue additional shares of our common stock for the excess conversion value during the second quarter of fiscal year 2018. The actual number of shares issuable upon conversion will be determined based upon the terms of the Convertible Notes, and we expect to receive an equal number of shares of our common stock under the terms of the Note Hedges.

We separately accounted for the liability and equity components of the Convertible Notes at issuance, since our conversion obligation in excess of the aggregate principal could be fully or partially settled in cash. The liability component was assigned by estimating the fair value of a similar debt without the conversion feature. The difference between the net cash proceeds and the liability component was assigned as the equity component. The initial liability component of the Convertible Notes was valued at $1.35 billion and the initial carrying value of the equity component recorded in additional paid-in-capital was valued at $126 million. This equity component, together with the $23 million purchaser's discount to the par value of the Convertible Notes, represented the initial aggregate unamortized debt discount of $148 million. The debt discount is amortized as interest expense over the contractual term of the Convertible Notes using the effective interest method and an interest rate of 3.15%.

As of January 29, 2017, the carrying value of the Convertible Notes was classified as a current liability and the difference between the principal amount and the carrying value of the Convertible Notes was classified as convertible debt conversion obligation in the mezzanine equity section of our Consolidated Balance Sheet.

The following table presents the carrying value of the liability of the Convertible Notes:

	January 29, 2017	January 31, 2016
	(In millions)
1.00% Convertible Senior Notes	$827	$1,500
Unamortized debt discount (1)	(31)	(87)
Net carrying amount	$796	$1,413
(1) As of January 29, 2017, the remaining period over which the unamortized debt discount will be amortized is 1.8 years.
The following table presents interest expense for the contractual interest and the accretion of debt discount and issuance costs related to the Convertible Notes:

	Year Ended
	January 29, 2017	January 31, 2016	January 25, 2015
	(In millions)
Contractual coupon interest expense	$9	$15	$15
Amortization of debt discount	24	29	28
Total interest expense related to Convertible Notes	$33	$44	$43

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note Hedges and Warrants

Concurrently with the issuance of the Convertible Notes, we entered into a convertible note hedge transaction, or the Note Hedges. The Note Hedges have an adjusted strike price of $20.0662 per share and allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would deliver and/or pay, respectively, to the holders of the Convertible Notes upon conversion. Through January 29, 2017, we had received 23 million shares of our common stock from the exercise of a portion of the Note Hedges related to the settlement of $673 million in principal amount of the Convertible Notes. Subsequently, we have received 20 million shares of our common stock from the exercise of a portion of the Note Hedges related to the settlement of an additional $502 million in principal amount, and we expect to receive additional shares of our common stock related to an additional $103 million in principal amount that is expected to settle during the first quarter of fiscal year 2018 and at least $55 million in principal amount that is expected to settle during the second quarter of fiscal year 2018.

In addition, concurrent with the offering of the Convertible Notes and the purchase of the Note Hedges, we entered into a separate warrant transaction, or the Warrants, with an adjusted strike price of $27.0122 per share. On December 12, 2016, we entered into an agreement with a counterparty bank to terminate 63 million of the 75 million warrants outstanding. In consideration for the termination of these warrants, we delivered a total of 48 million shares of common stock to the counterparty bank, the amount of which was determined each day based on the daily volume-weighted average price of the common stock during an observation period beginning December 13, 2016 and ending January 31, 2017. As of January 29, 2017, 44 million of the 48 million shares of our common stock had been issued related to the terminated Warrants. The remaining 4 million shares were issued in the beginning of fiscal year 2018.

Long-Term Debt

2.20% Notes Due 2021 and 3.20% Notes Due 2026

On September 16, 2016, we issued $1.00 billion of the 2.20% Notes Due 2021, and $1.00 billion of the 3.20% Notes Due 2026 (collectively, the Notes). Interest on the Notes is payable on March 16 and September 16 of each year, beginning on March 16, 2017. Upon 30 days' notice to holders of the Notes, we may redeem the Notes for cash prior to maturity, at redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the Notes Due 2021 on or after August 16, 2021, or for redemptions of the Notes Due 2026 on or after June 16, 2026. The net proceeds from the Notes were $1.98 billion, after deducting debt discount and issuance costs.

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

The carrying value of our long-term debt and the associated interest rates were as follows:

	Expected Remaining Term (years)	Effective Interest Rate	January 29, 2017
			(In millions)
2.20% Notes Due 2021	4.6	2.38%	$1,000
3.20% Notes Due 2026	9.6	3.31%	1,000
Unamortized debt discount and issuance costs			(17)
Net carrying amount			$1,983

Revolving Credit Facility

On October 7, 2016, we entered into a credit agreement, or the Credit Agreement, under which we may borrow, repay and re-borrow amounts from time to time, up to $575 million, for working capital and other general corporate purposes. The commitments under the Credit Agreement are available for a 5-year period ending on October 7, 2021, on which all outstanding obligations would be due and payable. The Credit Agreement also permits us to obtain additional revolving loan commitments up to $425 million, subject to certain conditions. As of January 29, 2017, we had not borrowed any amounts under the Credit Agreement.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 12 - Commitments and Contingencies

Inventory Purchase Obligations

As of January 29, 2017, we had outstanding inventory purchase obligations totaling $1.00 billion.

Capital Purchase Obligations

As of January 29, 2017, we had outstanding capital purchase obligations totaling $38 million.

Lease Obligations

Our headquarters complex is located in Santa Clara, California and includes eight buildings that are leased properties. Future minimum lease payments related to headquarters operating leases total $50 million over the remaining terms of the leases, including predetermined rent escalations, and are included in the future minimum lease payment schedule below.

In addition to the commitment of our headquarters, we have other domestic and international office facilities under operating leases expiring through fiscal year 2026. We also include non-cancelable obligations under certain software licensing arrangements as operating leases.

Future minimum lease payments under our non-cancelable operating leases as of January 29, 2017, are as follows:

Future Minimum Lease Obligations
(In millions)
Fiscal Year:
2018	$42
2019	36
2020	20
2021	17
2022	12
2023 and thereafter	13
Total	$140

Rent expense for fiscal years 2017, 2016, and 2015 was $46 million, $45 million, and $47 million, respectively.

Capital lease obligations include building and office equipment lease obligations. The building lease relates to our datacenter in Santa Clara, California. Future minimum lease payments under the building capital lease total $11 million over the remaining lease term, including predetermined rent escalations, and are included in the future minimum lease payment schedule below:

Future Capital Lease Obligations
(In millions)
Fiscal Year:
2018	$5
2019	6
Total	$11
Present value of minimum lease payments	$10

Current portion	$4
Long-term portion	$6

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

The operative agreements are subject to customary default provisions, including, for example, those relating to payment and performance defaults, and events of bankruptcy. We are also subject to financial covenants including a covenant to maintain a maximum total leverage ratio not to exceed 3.5 to 1.0. If certain events of default occur and are continuing under the operative agreements, the banks may accelerate repayment of their investment under the lease.

Litigation

Qualcomm, Inc. and various Samsung Entities

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Advanced Silicon Technologies LLC

In December 2015, Advanced Silicon Technologies LLC filed complaints in the ITC and the United States District Court for the District of Delaware alleging infringement of certain patents relating to graphics processing and memory management. NVIDIA and Advanced Silicon Technologies resolved this litigation on April 22, 2016 and NVIDIA agreed to license the patents asserted and other patents owned and controlled by Advanced Silicon Technologies and certain of its affiliates. On April 27, 2016, NVIDIA and Advanced Silicon Technologies jointly moved to terminate the investigation as to NVIDIA. The Office of Unfair Import Investigations supported the motion, and none of the other parties opposed it. On May 10, 2016, the Administrative Law Judge issued an Initial Determination granting the joint request to terminate the investigation as to NVIDIA. On June 1, 2016, the ITC issued a Notice determining not to review the Administrative Law Judge’s determination, thereby finalizing termination of the investigation as to NVIDIA. Pursuant to the license agreement, $10 million was recorded as a charge to cost of revenue during fiscal year 2017.

Polaris Innovations Limited

On May 16, 2016, Polaris Innovations Limited filed a complaint in the United States District Court for the Western District of Texas alleging that NVIDIA has infringed and is continuing to infringe on six of its U.S. patents related generally to control of DRAM memory. The complaint seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, and costs against NVIDIA.

On September 14, 2016, NVIDIA answered the Polaris Complaint and asserted various defenses including non-infringement and invalidity of the six Polaris patents. On December 5, 2016, the Texas Court granted NVIDIA’s motion to transfer and transferred the case to the Northern District of California. An initial scheduling conference has been set for March 16, 2017. A trial date has not yet been set.

On December 7, 2016, NVIDIA filed an inter partes review request with the United States Patent and Trademark Office, or USPTO, challenging the validity of U.S. Patent No. 7,886,122, which is asserted by Polaris in that California district court litigation. On December 19, 2016, NVIDIA filed an inter partes review request with the USPTO challenging the validity of U.S. Patent No. 7,124,325, another patent asserted by Polaris. An institution decision is expected in both of these matters in June 2017. If instituted, the USPTO will conduct a trial on the validity of each of these patents.

On December 30, 2016, NVIDIA received notice that Polaris had filed a complaint for patent infringement in Germany. The German case alleges infringement of European Patent No. EP1428225 and German Patent Nos. DE 10223167 and DE 1020066043668. NVIDIA has retained counsel in Germany to defend this case. A trial date has not yet been set.

Accounting for Loss Contingencies

While there can be no assurance of favorable outcomes, we believe the claims made by other party in the above ongoing matters are without merit and we intend to vigorously defend the actions. As of January 29, 2017, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, any possible range of loss in these matters cannot be reasonably estimated at this time. We are engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 13 - Income Taxes

The income tax expense applicable to income before income taxes consists of the following:

	Year Ended
	January 29, 2017	January 31, 2016	January 25, 2015
	(In millions)
Current income taxes:
Federal	$7	$(43)	$8
State	1	1	1
Foreign	34	25	17
Total current	42	(17)	26
Deferred taxes:
Federal	199	134	84
State	—	—	—
Foreign	(2)	—	(1)
Total deferred	197	134	83
Charge in lieu of taxes attributable to employer stock option plans	—	12	15
Income tax expense	$239	$129	$124

Income before income tax consists of the following:

	Year Ended
	January 29, 2017	January 31, 2016	January 25, 2015
	(In millions)
Domestic	$600	$129	$174
Foreign	1,305	614	581
Income before income tax	$1,905	$743	$755

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The income tax expense differs from the amount computed by applying the federal statutory income tax rate of 35% to income before income taxes as follows:

	Year Ended
	January 29, 2017	January 31, 2016	January 25, 2015
	(In millions)
Tax expense computed at federal statutory rate	$667	$260	$264
Tax expense related to intercompany transaction	10	10	10
State income taxes, net of federal tax effect	4	1	1
Foreign tax rate differential	(315)	(95)	(120)
Stock-based compensation (1)	(70)	13	4
U.S. federal R&D tax credit	(52)	(38)	(34)
Restructuring and expiration of statute of limitations	—	(21)	—
Other	(5)	(1)	(1)
Income tax expense	$239	$129	$124

(1)
We adopted an accounting standard related to stock-based compensation effective February 1, 2016, which required the excess tax benefit to be reflected in our provision for income taxes rather than in additional paid-in-capital. The total related excess tax benefit recognized for fiscal year 2017 was $82 million. Please refer to Note 1 of these Notes to the Consolidated Financial Statements for additional information.

The tax effect of temporary differences that gives rise to significant portions of the deferred tax assets and liabilities are presented below:

	January 29, 2017	January 31, 2016
	(In millions)
Deferred tax assets:
Net operating loss carryforwards (1)	$199	$57
Accruals and reserves, not currently deductible for tax purposes	40	58
Property, equipment and intangible assets	50	50
Research and other tax credit carryforwards (1)	728	404
Stock-based compensation	34	29
Convertible debt	6	9
Gross deferred tax assets	1,057	607
Less valuation allowance (1)	(353)	(272)
Total deferred tax assets	704	335
Deferred tax liabilities:
Acquired intangibles	(11)	(17)
Unremitted earnings of foreign subsidiaries	(827)	(615)
Gross deferred tax liabilities	(838)	(632)
Net deferred tax liability	$(134)	$(297)

(1)
Balances as of January 29, 2017 reflect the adoption of an accounting standard related to stock-based compensation. Please refer to Note 1 of these Notes to the Consolidated Financial Statements for additional information.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We recognized income tax expense of $239 million, $129 million, and $124 million for fiscal years 2017, 2016, and 2015, respectively. Our annual effective tax rate was 12.5%, 17.3%, and 16.5% for fiscal years 2017, 2016, and 2015, respectively. The decrease in the effective tax rate in fiscal year 2017 as compared to fiscal years 2016 and 2015 was primarily due to the recognition of excess tax benefits from our adoption of a new accounting standard related to the simplification of certain aspects of stock-based compensation accounting. The higher effective tax rate in fiscal year 2016 as compared to fiscal years 2017 and 2015 was due to an additional amount of earnings subject to United States tax in fiscal year 2016, partially offset by a net income tax benefit related to the Icera modem restructuring in fiscal year 2016.

Our effective tax rate for each of the fiscal years was lower than the U.S. federal statutory rate of 35% due primarily to income earned in jurisdictions, including British Virgin Islands, Hong Kong, China, Taiwan and United Kingdom, where the tax rate is lower than the United States federal statutory tax rate of 35%, favorable recognition in these fiscal years of the U.S. federal research tax credit and favorable discrete events primarily attributable to the tax benefit recognized upon the expiration of the applicable statutes of limitations, and adoption of an accounting standard related to stock-based compensation during fiscal year 2017.

As of January 29, 2017 and January 31, 2016, we had a valuation allowance of $353 million and $272 million, respectively, related to state and certain foreign deferred tax assets that management determined not likely to be realized due, in part, to projections of future taxable income. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period.

As of January 29, 2017, we had federal, state and foreign net operating loss carryforwards of $448 million, $446 million and $219 million, respectively. The federal and state carryforwards will expire beginning in fiscal year 2022 and 2018, respectively. The foreign net operating loss carryforwards of $219 million may be carried forward indefinitely. As of January 29, 2017, we had federal research tax credit carryforwards of $541 million that will begin to expire in fiscal year 2018. We have state research tax credit carryforwards of $476 million, of which $457 million is attributable to the State of California and may be carried over indefinitely, and $19 million is attributable to various other states and will expire beginning in fiscal year 2018. Our tax attributes, net operating loss and tax credit carryforwards, remain subject to audit and may be adjusted for changes or modification in tax laws, other authoritative interpretations thereof, or other facts and circumstances. Utilization of federal, state, and foreign net operating losses and tax credit carryforwards may also be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state and foreign tax provisions. If any such limitations apply, the federal, states, or foreign net operating loss and tax credit carryforwards, as applicable, may expire or be denied before utilization.

As of January 29, 2017, U.S. federal and state income taxes have not been provided on approximately $3.13 billion of undistributed earnings of non-United States subsidiaries as such earnings are considered to be indefinitely reinvested. We have not provided the amount of unrecognized deferred tax liabilities for temporary differences related to investments in our foreign subsidiaries as the determination of such amount is not practicable.

As of January 29, 2017, we had $224 million of gross unrecognized tax benefits, of which $209 million would affect our effective tax rate if recognized. However, approximately $27 million of the unrecognized tax benefits were related to state income tax positions taken, that, if recognized, would be in the form of a carryforward deferred tax asset that would likely attract a full valuation allowance. The $209 million of unrecognized tax benefits as of January 29, 2017 consisted of $83 million recorded in non-current income taxes payable and $126 million reflected as a reduction to the related deferred tax assets.

A reconciliation of gross unrecognized tax benefits is as follows:

	January 29, 2017	January 31, 2016	January 25, 2015
	(In millions)
Balance at beginning of period	$230	$254	$238
Increases in tax positions for prior years	3	—	—
Decreases in tax positions for prior years	—	(1)	(1)
Increases in tax positions for current year	46	28	23
Settlements	(48)	—	—
Lapse in statute of limitations	(7)	(51)	(6)
Balance at end of period	$224	$230	$254

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

Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 29, 2017, January 31, 2016, and January 25, 2015, we had accrued $13 million, $11 million, and $14 million, respectively, for the payment of interest and penalties related to unrecognized tax benefits, which is not included as a component of our unrecognized tax benefits. As of January 29, 2017, non-current income taxes payable of $96 million consisted of unrecognized tax benefits of $83 million and the related interest and penalties of $13 million.

While we believe that we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of January 29, 2017, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

We are subject to taxation by a number of taxing authorities both in the United States and throughout the world. As of January 29, 2017, the significant tax jurisdictions that may be subject to examination include the United States, Hong Kong, Taiwan, China, United Kingdom, Germany, and India for fiscal years 2003 through 2016. As of January 29, 2017, the significant tax jurisdictions for which we are currently under examination include India, Taiwan, and Germany for fiscal years 2003 through 2016.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 14 - Shareholders’ Equity

Capital Return Program

Beginning August 2004, our Board of Directors authorized us, subject to certain specifications, to repurchase shares of our common stock. On November 7, 2016, the Board authorized an additional $2.00 billion under our repurchase program and extended it through December 2020.

During fiscal year 2017, we repurchased a total of 15 million shares for $739 million and paid $261 million in cash dividends to our shareholders, equivalent to $0.485 per share on an annual basis.

Through January 29, 2017, we have repurchased an aggregate of 245 million shares under our share repurchase program for a total cost of $4.59 billion. All shares delivered from these repurchases have been placed into treasury stock. As of January 29, 2017, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $2.73 billion through December 2020.

Convertible Preferred Stock

As of January 29, 2017 and January 31, 2016, there were no shares of preferred stock outstanding.

Common Stock

We are authorized to issue up to 2.00 billion shares of our common stock at $0.001 per share par value.

Note 15 - Employee Retirement Plans

We have a 401(k) retirement plan covering substantially all of our United States employees. Under the plan, participating employees may defer up to 100% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits. Effective January 2013, we began matching a portion of the employee contributions. Our contribution expense for fiscal years 2017, 2016, and 2015 was $12 million, $8 million, and $6 million, respectively. We also have defined contribution retirement plans outside of the United States to which we contributed $23 million, $21 million, and $20 million for fiscal years 2017, 2016, and 2015, respectively.

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

Our GPU product brands are aimed at specialized markets including GeForce for gamers; Quadro for designers; Tesla and DGX for AI data scientists and big data researchers; and GRID for cloud-based visual computing users. Our Tegra brand integrates an entire computer onto a single chip, and incorporates GPUs and multi-core CPUs to drive supercomputing for mobile gaming and entertainment devices, as well as autonomous robots, drones and cars.

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

The “All Other” category presented below represents the revenue and expenses that our CODM does not assign to either the GPU business or the Tegra Processor business for purposes of making operating decisions or assessing financial performance. The revenue includes primarily patent licensing revenue and the expenses include stock-based compensation expense, corporate infrastructure and support costs, acquisition-related costs, legal settlement costs, contributions, restructuring and other charges, product warranty charge, and other non-recurring charges and benefits that our CODM deems to be enterprise in nature.

Our CODM does not review any information regarding total assets on a reportable segment basis. Reportable segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole. The table below presents details of our reportable segments and the “All Other” category.

	GPU	Tegra Processor	All Other	Consolidated
	(In millions)
Year Ended January 29, 2017:
Revenue	$5,822	$824	$264	$6,910
Depreciation and amortization expense	$116	$29	$42	$187
Operating income (loss)	$2,180	$(9)	$(237)	$1,934
Year Ended January 31, 2016:
Revenue	$4,187	$559	$264	$5,010
Depreciation and amortization expense	$110	$43	$44	$197
Operating income (loss)	$1,344	$(239)	$(358)	$747
Year Ended January 25, 2015:
Revenue	$3,839	$579	$264	$4,682
Depreciation and amortization expense	$117	$57	$46	$220
Operating income (loss)	$1,113	$(254)	$(100)	$759

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended
	January 29, 2017	January 31, 2016	January 25, 2015
	(In millions)
Reconciling items included in "All Other" category:
Unallocated revenue	$264	$264	$264
Stock-based compensation	(247)	(204)	(158)
Unallocated cost of revenue and operating expenses	(215)	(244)	(169)
Acquisition-related costs	(16)	(22)	(37)
Legal settlement costs	(16)	—	—
Contributions	(4)	—	—
Restructuring and other charges	(3)	(131)	—
Product warranty charges	—	(21)	—
Total	$(237)	$(358)	$(100)
Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on the invoicing address by geographic regions:

	Year Ended
	January 29, 2017	January 31, 2016	January 25, 2015
Revenue:	(In millions)
Taiwan	$2,546	$1,912	$1,594
China	1,305	806	922
Other Asia Pacific	1,010	749	638
United States	904	643	791
Europe	659	482	369
Other Americas	486	418	368
Total revenue	$6,910	$5,010	$4,682

The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Year Ended
	January 29, 2017	January 31, 2016	January 25, 2015
Revenue:	(In millions)
Gaming	$4,060	$2,818	$2,058
Professional Visualization	835	750	795
Datacenter	830	339	317
Automotive	487	320	183
OEM & IP	698	783	1,329
Total revenue	$6,910	$5,010	$4,682

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents summarized information for long-lived assets by geographic region. Long-lived assets consist of property and equipment and deposits and other assets, and exclude goodwill and intangible assets.

	January 29, 2017	January 31, 2016
Long-lived assets:	(In millions)
United States	$440	$414
Taiwan	52	39
India	47	45
China	34	25
Europe	9	9
Other Asia Pacific	1	1
Total long-lived assets	$583	$533

Revenue from significant customers, those representing 10% or more of total revenue for the respective dates, is summarized as follows:

	Year Ended
	January 29, 2017	January 31, 2016	January 25, 2015
Revenue:
Customer A	12%	11%	11%

Revenue was attributable to the GPU business.

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable for the respective periods, is summarized as follows:

	January 29, 2017	January 31, 2016
Accounts Receivable:
Customer B	19%	21%
Customer C	10%	7%

Note 17 - Restructuring and Other Charges

In fiscal year 2016, we began the wind down of our Icera modem operations. Our operating expenses for fiscal years 2017 and 2016 included $3 million and $131 million, respectively, of restructuring and other charges.

	Year Ended
	January 29,	January 31,
	2017	2016
	(In millions)
Employee severance and related costs	$5	$82
Tax subsidy (refund) impairment	(3)	17
Facilities and related costs	—	27
Other exit costs	1	5
Restructuring and other charges	$3	$131

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides a summary of the restructuring activities and related liabilities recorded in accrued liabilities on our Consolidated Balance Sheets as of January 29, 2017 and January 31, 2016:

	January 29,	January 31,
	2017	2016
	(In millions)
Balance at beginning of period	$23	$—
Restructuring and other charges	3	131
Cash payments	(13)	(63)
Non-cash adjustments	—	(45)
Balance at end of period	$13	$23

The majority of the remaining balance of $13 million as of January 29, 2017 is expected to be paid during fiscal year 2018.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 18 - Quarterly Summary (Unaudited)

The following table sets forth our unaudited consolidated financial results, for the last eight fiscal quarters:

	Fiscal Year 2017 Quarters Ended
	January 29, 2017	October 30, 2016	July 31, 2016	May 1, 2016
	(In millions, except per share data)
Statements of Income Data:
Revenue	$2,173	$2,004	$1,428	$1,305
Cost of revenue	$870	$821	$602	$554
Gross profit	$1,303	$1,183	$826	$751
Net income (1)	$655	$542	$261	$208
Net income per share (1):
Basic	$1.18	$1.01	$0.49	$0.39
Diluted	$0.99	$0.83	$0.41	$0.35

(1)
In the third quarter of fiscal year 2017, we adopted an accounting standard related to stock-based compensation, which requires adjustments to be reflected beginning in fiscal year 2017. The adoption of the new accounting standard impacted our previously reported quarterly results for fiscal year 2017 as follows:

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Fiscal Year 2016 Quarters Ended
	January 31, 2016	October 25, 2015	July 26, 2015	April 26, 2015
	(In millions, except per share data)
Statements of Income Data:
Revenue	$1,401	$1,305	$1,153	$1,151
Cost of revenue	$610	$572	$519	$498
Gross profit	$791	$733	$634	$653
Net income	$207	$247	$26	$134
Net income per share:
Basic	$0.38	$0.45	$0.05	$0.24
Diluted	$0.35	$0.44	$0.05	$0.24

NVIDIA CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
	(In millions)
Fiscal year 2017
Allowance for doubtful accounts	$2	$1	(1)	$—	(1)	$3
Sales return allowance	$9	$9	(2)	$(8)	(4)	$10
Deferred tax valuation allowance	$272	$81	(3)	$—		$353
Fiscal year 2016
Allowance for doubtful accounts	$3	$—	(1)	$(1)	(1)	$2
Sales return allowance	$14	$9	(2)	$(14)	(4)	$9
Deferred tax valuation allowance	$261	$11	(3)	$—		$272
Fiscal year 2015
Allowance for doubtful accounts	$1	$3	(1)	$(1)	(1)	$3
Sales return allowance	$14	$12	(2)	$(12)	(4)	$14
Deferred tax valuation allowance	$244	$17	(3)	$—		$261

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
(4) Represents sales returns.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	S-8	333-74905	4.1	3/23/1999
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	0-23985	3.1	8/21/2008
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	0-23985	3.1	5/24/2011
3.4	Bylaws of NVIDIA Corporation, Amended and Restated as of November 29, 2016	8-K	0-23985	3.1	12/1/2016
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.2	Specimen Stock Certificate	S-1/A	333-47495	4.2	4/24/1998
4.3	Indenture (including the form of Notes) dated December 2, 2013 between NVIDIA Corporation and Wells Fargo Bank, National Association	8-K	0-23985	4.1	12/2/2013
4.4	Form of 1.00% Convertible Senior Note due 2018 (included in Exhibit 4.3)	8-K	0-23985	4.2	12/2/2013
4.5	Indenture, dated as of September 16, 2016, by and between the Company and Wells Fargo Bank, National Association, as Trustee	8-K	0-23985	4.1	9/16/2016
4.6	Officers’ Certificate, dated as of September 16, 2016	8-K	0-23985	4.2	9/16/2016
4.7	Form of 2021 Note	8-K	0-23985	Annex A to Exhibit 4.2	9/16/2016
4.8	Form of 2026 Note	8-K	0-23985	Annex B to Exhibit 4.2	9/16/2016
10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985	10.1	3/7/2006
10.2+	Amended and Restated 2007 Equity Incentive Plan	8-K	0-23985	10.1	5/23/2016
10.3+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Annual Grant - Board Service (2011))	10-Q	0-23985	10.41	5/27/2011
10.4+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Initial Grant - Board Service (2011))	8-K	0-23985	10.1	12/14/2011
10.5+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Stock Option Grant (2012 Annual Board Retainer)	10-Q	0-23985	10.4	5/23/2012
10.6+	2007 Equity Incentive Plan - Non Statutory Stock Option	8-K	0-23985	10.2	9/13/2010
10.7+	2007 Equity Incentive Plan - Incentive Stock Option	8-K	0-23985	10.21	9/13/2010
10.8+	Amended and Restated 2007 Equity Incentive Plan - Non Statutory Stock Option	10-Q	0-23985	10.1	8/22/2012
10.9+	Amended and Restated 2007 Equity Incentive Plan - Incentive Stock Option	10-Q	0-23985	10.2	8/22/2012
10.10+	2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement	10-Q	0-23985	10.22	12/7/2010
10.11+	Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement	10-Q	0-23985	10.3	8/22/2012

10.12+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (without deferral option)	10-Q	0-23985	10.2	5/23/2012
10.13+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (with deferral option)	10-Q	0-23985	10.3	5/23/2012
10.14+	Amended and Restated 2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant - Board Service)	8-K	0-23985	10.1	7/23/2013
10.15+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Deferred Restricted Stock Unit Grant Notice and Deferred Restricted Stock Unit Agreement (2015)	10-K	0-23985	10.25	3/2/2015
10.16+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Deferred Restricted Stock Unit Grant Notice and Deferred Restricted Stock Unit Agreement (2016)	10-K	0-23985	10.26	3/2/2015
10.17+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (2016)	10-K	0-23985	10.27	3/2/2015
10.18+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (Initial Grant - with deferral options)	10-Q	0-23985	10.1	5/20/2015
10.19+	Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement & Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement (2015)	10-Q	0-23985	10.2	5/20/2015
10.20+	Amended and Restated 2012 Employee Stock Purchase Plan	8-K	0-23985	10.2	5/23/2016
10.21+	Fiscal Year 2016 Variable Compensation Plan	8-K	0-23985	10.1	4/10/2015
10.22+	Fiscal Year 2017 Variable Compensation Plan	8-K	0-23985	10.1	3/14/2016
10.23+	Offer Letter between NVIDIA Corporation and Colette Kress, dated September 13, 2013	8-K	0-23985	10.1	9/16/2013
10.24+	Offer Letter between NVIDIA Corporation and Tim Teter, dated December 16, 2016	8-K	0-23985	10.1	1/19/2017
10.25	Master Confirmation and Supplemental Confirmation between NVIDIA Corporation and Goldman, Sachs & Co., dated May 14, 2013	10-Q	0-23985	10.3	5/22/2013
10.26	Base Convertible Note Hedge Transaction Confirmation	8-K	0-23985	99.1	12/2/2013
10.27	Base Warrant Transaction Confirmation	8-K	0-23985	99.2	12/2/2013
10.28	Additional Convertible Note Hedge Transaction Confirmation	8-K	0-23985	99.3	12/2/2013
10.29	Additional Warrant Transaction Confirmation	8-K	0-23985	99.4	12/2/2013
10.30	Termination Agreement, dated as of December 12, 2016, by and between NVIDIA Corporation and Goldman, Sachs & Co.	8-K	0-23985	10.1	12/13/2016
10.31^	Participation Agreement dated June 19, 2015 among NVIDIA Land Development, LLC, Wachovia Service Corporation, Wells Fargo Bank, National Association, and a syndicate of other institutions	10-Q	0-23985	10.1	8/19/2015

10.32	First Amendment to Participation Agreement dated February 17, 2016 among NVIDIA Land Development, LLC, Wachovia Service Corporation, and Wells Fargo Bank, N.A., and a syndicate of other institutions	10-Q	0-23985	10.1	5/25/2016
10.33	Second Amendment to Participation Agreement dated September 9, 2016 among NVIDIA Land Development, LLC, Wachovia Service Corporation, and Wells Fargo Bank, N.A., and a syndicate of other institutions	10-Q	0-23985	10.1	11/22/2016
10.34*	Third Amendment to Participation Agreement dated January 27, 2017 among NVIDIA Land Development, LLC, Wachovia Service Corporation, and Wells Fargo Bank, N.A., and a syndicate of other institutions
10.35	Agency Agreement dated June 19, 2015 between NVIDIA Land Development, LLC and Wachovia Service Corporation	10-Q	0-23985	10.2	8/19/2015
10.36	Real Property Lease Agreement dated June 19, 2015 between Wachovia Service Corporation and NVIDIA Land Development, LLC	10-Q	0-23985	10.3	8/19/2015
10.37	Credit Agreement, dated as of October 7, 2016 by and among NVIDIA Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto	8-K	0-23985	1.1	10/13/2016
21.1*	List of Registrant's Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Copies of above exhibits not contained herein are available to any shareholder upon written request to:
Investor Relations: NVIDIA Corporation, 2701 San Tomas Expressway, Santa Clara, CA 95050

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2017.

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

Signature	Title	Date
/s/ JEN-HSUN HUANG	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2017
Jen-Hsun Huang
/s/ COLETTE M. KRESS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2017
Colette M. Kress
/s/ MICHAEL J. BYRON	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2017
Michael J. Byron
/s/ TENCH COXE	Director	March 1, 2017
Tench Coxe
/s/ MARK STEVENS	Director	March 1, 2017
Mark Stevens
/s/ JAMES C. GAITHER	Director	March 1, 2017
James C. Gaither
/s/ HARVEY C. JONES	Director	March 1, 2017
Harvey C. Jones
/s/ MARK L. PERRY	Director	March 1, 2017
Mark L. Perry
Director
William J. Miller
/s/ A. BROOKE SEAWELL	Director	March 1, 2017
A. Brooke Seawell
/s/ ROBERT BURGESS	Director	March 1, 2017
Robert Burgess
/s/ DAWN HUDSON	Director	March 1, 2017
Dawn Hudson
/s/ MICHAEL MCCAFFERY	Director	March 1, 2017
Michael McCaffery
Director
Persis Drell

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	S-8	333-74905	4.1	3/23/1999
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	0-23985	3.1	8/21/2008
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	0-23985	3.1	5/24/2011
3.4	Bylaws of NVIDIA Corporation, Amended and Restated as of November 29, 2016	8-K	0-23985	3.1	12/1/2016
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.2	Specimen Stock Certificate	S-1/A	333-47495	4.2	4/24/1998
4.3	Indenture (including the form of Notes) dated December 2, 2013 between NVIDIA Corporation and Wells Fargo Bank, National Association	8-K	0-23985	4.1	12/2/2013
4.4	Form of 1.00% Convertible Senior Note due 2018 (included in Exhibit 4.3)	8-K	0-23985	4.2	12/2/2013
4.5	Indenture, dated as of September 16, 2016, by and between the Company and Wells Fargo Bank, National Association, as Trustee	8-K	0-23985	4.1	9/16/2016
4.6	Officers’ Certificate, dated as of September 16, 2016	8-K	0-23985	4.2	9/16/2016
4.7	Form of 2021 Note	8-K	0-23985	Annex A to Exhibit 4.2	9/16/2016
4.8	Form of 2026 Note	8-K	0-23985	Annex B to Exhibit 4.2	9/16/2016
10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985	10.1	3/7/2006
10.2+	Amended and Restated 2007 Equity Incentive Plan	8-K	0-23985	10.1	5/23/2016
10.3+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Annual Grant - Board Service (2011))	10-Q	0-23985	10.41	5/27/2011
10.4+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Initial Grant - Board Service (2011))	8-K	0-23985	10.1	12/14/2011
10.5+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Stock Option Grant (2012 Annual Board Retainer)	10-Q	0-23985	10.4	5/23/2012
10.6+	2007 Equity Incentive Plan - Non Statutory Stock Option	8-K	0-23985	10.2	9/13/2010
10.7+	2007 Equity Incentive Plan - Incentive Stock Option	8-K	0-23985	10.21	9/13/2010
10.8+	Amended and Restated 2007 Equity Incentive Plan - Non Statutory Stock Option	10-Q	0-23985	10.1	8/22/2012
10.9+	Amended and Restated 2007 Equity Incentive Plan - Incentive Stock Option	10-Q	0-23985	10.2	8/22/2012
10.10+	2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement	10-Q	0-23985	10.22	12/7/2010

10.11+	Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement	10-Q	0-23985	10.3	8/22/2012
10.12+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (without deferral option)	10-Q	0-23985	10.2	5/23/2012
10.13+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (with deferral option)	10-Q	0-23985	10.3	5/23/2012
10.14+	Amended and Restated 2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant - Board Service)	8-K	0-23985	10.1	7/23/2013
10.15+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Deferred Restricted Stock Unit Grant Notice and Deferred Restricted Stock Unit Agreement (2015)	10-K	0-23985	10.25	3/2/2015
10.16+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Deferred Restricted Stock Unit Grant Notice and Deferred Restricted Stock Unit Agreement (2016)	10-K	0-23985	10.26	3/2/2015
10.17+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (2016)	10-K	0-23985	10.27	3/2/2015
10.18+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (Initial Grant - with deferral options)	10-Q	0-23985	10.1	5/20/2015
10.19+	Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement & Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement (2015)	10-Q	0-23985	10.2	5/20/2015
10.20+	Amended and Restated 2012 Employee Stock Purchase Plan	8-K	0-23985	10.2	5/23/2016
10.21+	Fiscal Year 2016 Variable Compensation Plan	8-K	0-23985	10.1	4/10/2015
10.22+	Fiscal Year 2017 Variable Compensation Plan	8-K	0-23985	10.1	3/14/2016
10.23+	Offer Letter between NVIDIA Corporation and Colette Kress, dated September 13, 2013	8-K	0-23985	10.1	9/16/2013
10.24+	Offer Letter between NVIDIA Corporation and Tim Teter, dated December 16, 2016	8-K	0-23985	10.1	1/19/2017
10.25	Master Confirmation and Supplemental Confirmation between NVIDIA Corporation and Goldman, Sachs & Co., dated May 14, 2013	10-Q	0-23985	10.3	5/22/2013
10.26	Base Convertible Note Hedge Transaction Confirmation	8-K	0-23985	99.1	12/2/2013
10.27	Base Warrant Transaction Confirmation	8-K	0-23985	99.2	12/2/2013
10.28	Additional Convertible Note Hedge Transaction Confirmation	8-K	0-23985	99.3	12/2/2013
10.29	Additional Warrant Transaction Confirmation	8-K	0-23985	99.4	12/2/2013
10.30	Termination Agreement, dated as of December 12, 2016, by and between NVIDIA Corporation and Goldman, Sachs & Co.	8-K	0-23985	10.1	12/13/2016

10.31^	Participation Agreement dated June 19, 2015 among NVIDIA Land Development, LLC, Wachovia Service Corporation, Wells Fargo Bank, National Association, and a syndicate of other institutions	10-Q	0-23985	10.1	8/19/2015
10.32	First Amendment to Participation Agreement dated February 17, 2016 among NVIDIA Land Development, LLC, Wachovia Service Corporation, and Wells Fargo Bank, N.A., and a syndicate of other institutions	10-Q	0-23985	10.1	5/25/2016
10.33	Second Amendment to Participation Agreement dated September 9, 2016 among NVIDIA Land Development, LLC, Wachovia Service Corporation, and Wells Fargo Bank, N.A., and a syndicate of other institutions	10-Q	0-23985	10.1	11/22/2016
10.34*	Third Amendment to Participation Agreement dated January 27, 2017 among NVIDIA Land Development, LLC, Wachovia Service Corporation, and Wells Fargo Bank, N.A., and a syndicate of other institutions
10.35	Agency Agreement dated June 19, 2015 between NVIDIA Land Development, LLC and Wachovia Service Corporation	10-Q	0-23985	10.2	8/19/2015
10.36	Real Property Lease Agreement dated June 19, 2015 between Wachovia Service Corporation and NVIDIA Land Development, LLC	10-Q	0-23985	10.3	8/19/2015
10.37	Credit Agreement, dated as of October 7, 2016 by and among NVIDIA Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto	8-K	0-23985	1.1	10/13/2016
21.1*	List of Registrant's Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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