Form 10-Q
period 2017-04-30
NVIDIA CORP
filed 2017-05-23
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, $0.001 par value, outstanding as of May 19, 2017, was 595 million.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED April 30, 2017

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

NVIDIA Twitter Account (https://twitter.com/NVIDIA)
NVIDIA Company Blog (http://blogs.nvidia.com/)
NVIDIA Facebook Page (https://www.facebook.com/NVIDIA)
NVIDIA LinkedIn Page (http://www.linkedin.com/company/nvidia)

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	April 30,	May 1,
	2017	2016

Revenue	$1,937	$1,305
Cost of revenue	787	554
Gross profit	1,150	751
Operating expenses
Research and development	411	346
Sales, general and administrative	185	159
Restructuring and other charges	—	1
Total operating expenses	596	506
Income from operations	554	245
Interest income	16	12
Interest expense	(16)	(12)
Other, net	(18)	(4)
Total other income (expense)	(18)	(4)
Income before income tax expense	536	241
Income tax expense	29	33
Net income	$507	$208

Net income per share:
Basic	$0.86	$0.39
Diluted	$0.79	$0.35

Weighted average shares used in per share computation:
Basic	592	537
Diluted	641	599

Cash dividends declared and paid per common share	$0.140	$0.115

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	April 30,	May 1,
	2017	2016

Net income	$507	$208
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Net unrealized gain	3	6
Reclassification adjustments for net realized gain included in net income	—	—
Net change in unrealized gain	3	6
Cash flow hedges:
Net unrealized loss	(1)	(1)
Reclassification adjustments for net realized gain included in net income	1	—
Net change in unrealized loss	—	(1)
Other comprehensive income, net of tax	3	5
Total comprehensive income	$510	$213

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	April 30,	January 29,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,989	$1,766
Marketable securities	4,217	5,032
Accounts receivable, net	976	826
Inventories	821	794
Prepaid expenses and other current assets	113	118
Total current assets	8,116	8,536
Property and equipment, net	539	521
Goodwill	618	618
Intangible assets, net	90	104
Other assets	47	62
Total assets	$9,410	$9,841

LIABILITIES, CONVERTIBLE DEBT CONVERSION OBLIGATION AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$348	$485
Accrued and other current liabilities	420	507
Convertible short-term debt	215	796
Total current liabilities	983	1,788
Long-term debt	1,984	1,983
Other long-term liabilities	300	271
Capital lease obligations, long-term	4	6
Total liabilities	3,271	4,048
Commitments and contingencies - see Note 12
Convertible debt conversion obligation	7	31
Shareholders’ equity:
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	4,936	4,708
Treasury stock, at cost	(5,297)	(5,039)
Accumulated other comprehensive loss	(14)	(16)
Retained earnings	6,506	6,108
Total shareholders' equity	6,132	5,762
Total liabilities, convertible debt conversion obligation and shareholders' equity	$9,410	$9,841

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	April 30,	May 1,
	2017	2016
Cash flows from operating activities:
Net income	$507	$208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47	45
Stock-based compensation expense	76	53
Deferred income taxes	22	30
Amortization of debt discount	2	8
Loss on early debt conversions	14	—
Net gain on sale and disposal of long-lived assets and investments	—	(3)
Other	5	(4)
Changes in operating assets and liabilities:
Accounts receivable	(150)	(17)
Inventories	(27)	23
Prepaid expenses and other assets	(2)	(18)
Accounts payable	(133)	32
Accrued and other current liabilities	(87)	(7)
Other long-term liabilities	8	(31)
Net cash provided by operating activities	282	319
Cash flows from investing activities:
Proceeds from sales of marketable securities	649	529
Proceeds from maturities of marketable securities	200	175
Purchases of marketable securities	(36)	(469)
Purchases of property and equipment and intangible assets	(54)	(55)
Investment in non-affiliates	(5)	(4)
Net cash provided by investing activities	754	176
Cash flows from financing activities:
Payments related to repurchases of common stock	—	(500)
Repayment of Convertible Notes	(605)	—
Dividends paid	(82)	(62)
Proceeds related to employee stock plans	65	70
Payments related to tax on restricted stock units	(190)	(51)
Other	(1)	(1)
Net cash used in financing activities	(813)	(544)
Change in cash and cash equivalents	223	(49)
Cash and cash equivalents at beginning of period	1,766	596
Cash and cash equivalents at end of period	$1,989	$547

Other non-cash investing activity:
Assets acquired by assuming related liabilities	$14	$11

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. The January 29, 2017 consolidated balance sheet was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2017, as filed with the SEC, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations and financial position have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2017.

Significant Accounting Policies

For a description of significant accounting policies, see Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2017. There have been no material changes to our significant accounting policies since the filing of the Annual Report on Form 10-K.

Fiscal Year

We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2018 and 2017 are both 52-week years. The first quarter of fiscal years 2018 and 2017 were both 13-week quarters.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Adoption of New and Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncement

In October 2016, the Financial Accounting Standards Board, or FASB, issued an accounting standards update which requires the recognition of income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. We elected to early adopt this new guidance in the first quarter of fiscal year 2018, which required us to reflect any adjustments as of January 30, 2017. Upon adoption of this guidance, we recorded a cumulative-effect adjustment as of the first day of fiscal year 2018 to decrease retained earnings by $28 million, with a corresponding decrease to prepaid taxes that had not been previously recognized in income tax expense.

Recent Accounting Pronouncements Not Yet Adopted

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

Our Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended
	April 30, 2017	May 1, 2016
	(In millions)
Cost of revenue	$4	$4
Research and development	41	29
Sales, general and administrative	31	20
Total	$76	$53

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Equity Award Activity

The following is a summary of equity award transactions under our equity incentive plans:

	RSUs, PSUs, and Market-based PSUs Outstanding		Options Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share	Number of Shares	Weighted Average Exercise Price Per Share
	(In millions, except per share data)
Balances, January 29, 2017	27	$32.84	7	$14.47
Granted (1) (2)	2	$99.23	—	$—
Exercised	—	$—	(1)	$14.73
Vested restricted stock	(5)	$20.82	—	$—
Canceled and forfeited	—	$—	—	$—
Balances, April 30, 2017	24	$40.90	6	$14.43

(1)
Includes PSUs that will be issued and eligible to vest if the corporate financial performance maximum target level for fiscal year 2018 is achieved. Depending on the actual level of achievement of the corporate performance target at the end of fiscal year 2018, the PSUs issued could be up to 0.6 million shares.

(2)
Includes market-based PSUs that will be issued and eligible to vest if the maximum target for total shareholder return, or TSR, over the 3-year measurement period is achieved. Depending on the ranking of our TSR compared to the respective TSRs of the companies comprising the Standard & Poor’s 500 Index during a 3-year measurement period, the market-based PSUs issued could be up to 0.1 million shares.

Of the total fair value of equity awards granted during the first quarter of fiscal years 2018 and 2017, we estimated that the stock-based compensation expense related to equity awards that are not expected to vest was $27 million and $10 million, respectively.

The following summarizes the aggregate unearned stock-based compensation expense and estimated weighted average amortization period as of April 30, 2017 and January 29, 2017:

	April 30,	January 29,
	2017	2017
	(In millions)
Aggregate unearned stock-based compensation expense	$708	$627

Estimated weighted average remaining amortization period	(In years)
Stock options	0.4	0.5
RSUs, PSUs, and market-based PSUs	2.6	2.6
ESPP	0.6	0.6

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3 – Net Income Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended
	April 30,	May 1,
	2017	2016
	(In millions, except per share data)
Numerator:
Net income	$507	$208
Denominator:
Basic weighted average shares	592	537
Dilutive impact of outstanding securities:
Equity awards	26	20
1% Convertible Senior Notes	14	29
Warrants issued with the 1% Convertible Senior Notes	9	13
Diluted weighted average shares	641	599
Net income per share:
Basic (1)	$0.86	$0.39
Diluted (2)	$0.79	$0.35
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	2	3

(1)	Calculated as net income divided by basic weighted average shares.

(2)	Calculated as net income divided by diluted weighted average shares.

The 1.00% Convertible Senior Notes, or the Convertible Notes, are included in the calculation of diluted net income per share. The Convertible Notes have a dilutive impact on net income per share if our average stock price for the reporting period exceeds the adjusted conversion price of $20.0562 per share. The warrants associated with our Convertible Notes, or the Warrants, outstanding are also included in the calculation of diluted net income per share. The Warrants have a dilutive impact on net income per share if our average stock price for the quarter exceeds the adjusted strike price of $26.9988 per share.

The denominator for diluted net income per share does not include any effect from the convertible note hedge transactions, or the Note Hedges, that we entered into concurrently with the issuance of the Convertible Notes, as this effect would be anti-dilutive. In the event of conversion of the Convertible Notes, the shares delivered to us under the Note Hedges will offset the dilutive effect of the shares that we would issue under the Convertible Notes.

In the fourth quarter of fiscal year 2017, we contracted with a counterparty bank to terminate 63 million of the 75 million Warrants outstanding. In consideration for the termination of these Warrants, we delivered a total of 48 million shares of common stock to the counterparty bank.

For the first quarter of fiscal years 2018 and 2017, our average stock price was $105.22 and $32.63, respectively, which exceeded both the adjusted conversion price and the adjusted strike price, causing the Convertible Notes and the Warrants to have a dilutive impact for these periods.

Please refer to Note 11 of these Notes to Condensed Consolidated Financial Statements for additional discussion regarding the Convertible Notes, Note Hedges, and Warrants.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4 – Income Taxes

We recognized income tax expense of $29 million and $33 million for the first quarter of fiscal years 2018 and 2017, respectively. Income tax expense as a percentage of income before income tax was 5.5% and 13.7% for the first quarter of fiscal years 2018 and 2017, respectively.

The decrease in our effective tax rate in the first quarter of fiscal year 2018 as compared to the same period in the prior fiscal year primarily reflects the recognition of tax benefits related to stock-based compensation and a proportional decrease in the amount of earnings subject to United States tax in the first quarter of fiscal year 2018.

Our effective tax rate for the first quarter of fiscal year 2018 of 5.5% and fiscal year 2017 of 13.7% was lower than the U.S. federal statutory rate of 35% due primarily to tax benefits related to stock-based compensation, income earned in jurisdictions where the tax rate is lower than the U.S. federal statutory tax rate, and the benefit of the U.S. federal research tax credit.

For the first quarter of fiscal year 2018, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions. Additionally, there have been no material changes to our unrecognized tax benefits and any related interest or penalties since the fiscal year ended January 29, 2017.

While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon review, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of April 30, 2017, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 - Marketable Securities

All of our cash equivalents and marketable securities are classified as “available-for-sale” securities. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax, and net realized gains and losses recorded in total other income (expense) on the Condensed Consolidated Statements of Income.

We performed an impairment review of our investment portfolio as of April 30, 2017. Based on our quarterly impairment review, we concluded that our investments were appropriately valued and that no other-than-temporary impairment charges were necessary on our portfolio of available-for-sale investments as of April 30, 2017.

The following is a summary of cash equivalents and marketable securities as of April 30, 2017 and January 29, 2017:

	April 30, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities
	(In millions)
Corporate debt securities	$1,866	$1	$(7)	$1,860	$—	$1,860
Debt securities of United States government agencies	1,067	—	(5)	1,062	—	1,062
Debt securities issued by the United States Treasury	683	—	(2)	681	—	681
Asset-backed securities	381	—	(1)	380	—	380
Mortgage-backed securities issued by United States government-sponsored enterprises	169	2	(1)	170	—	170
Foreign government bonds	64	—	—	64	—	64
Money market funds	41	—	—	41	41	—
Total	$4,271	$3	$(16)	$4,258	$41	$4,217

	January 29, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities
	(In millions)
Corporate debt securities	$2,397	$1	$(10)	$2,388	$33	$2,355
Debt securities of United States government agencies	1,193	—	(5)	1,188	27	1,161
Debt securities issued by the United States Treasury	852	—	(2)	850	55	795
Asset-backed securities	490	—	(1)	489	—	489
Mortgage-backed securities issued by United States government-sponsored enterprises	161	2	(1)	162	—	162
Foreign government bonds	70	—	—	70	—	70
Money market funds	321	—	—	321	321	—
Total	$5,484	$3	$(19)	$5,468	$436	$5,032

The following table provides the breakdown of unrealized losses as of April 30, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Corporate debt securities	$1,390	$(7)	$18	$—	$1,408	$(7)
Debt securities issued by United States government agencies	984	(5)	17	—	1,001	(5)
Debt securities issued by the United States Treasury	669	(2)	—	—	669	(2)
Asset-backed securities	355	(1)	—	—	355	(1)
Mortgage-backed securities issued by United States government-sponsored enterprises	51	—	36	(1)	87	(1)
	$3,449	$(15)	$71	$(1)	$3,520	$(16)

The gross unrealized losses related to fixed income securities were due to changes in interest rates. We have determined that the gross unrealized losses on investment securities as of April 30, 2017 are temporary in nature. Currently, we have the intent and ability to hold our investments with impairment indicators until maturity. Net realized gains and losses were not significant for the first quarter of fiscal years 2018 and 2017.

The amortized cost and estimated fair value of cash equivalents and marketable securities, which are primarily debt instruments, are classified as available-for-sale as of April 30, 2017 and January 29, 2017 and are shown below by contractual maturity:

	April 30, 2017		January 29, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Less than 1 year	$1,353	$1,353	$2,209	$2,209
Due in 1 - 5 years	2,853	2,840	3,210	3,194
Mortgage-backed securities issued by United States government-sponsored enterprises not due at a single maturity date	65	65	65	65
Total	$4,271	$4,258	$5,484	$5,468

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6 – Fair Value of Financial Assets and Liabilities

The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. We review the fair value hierarchy classification on a quarterly basis. There were no significant transfers between Levels 1 and 2 assets for the first quarter of fiscal year 2018. We did not have any investments classified as Level 3 as of April 30, 2017.

		Fair Value at
	Pricing Category	April 30, 2017	January 29, 2017
		(In millions)
Assets
Cash equivalents and marketable securities:
Corporate debt securities	Level 2	$1,860	$2,388
Debt securities of United States government agencies	Level 2	$1,062	$1,188
Debt securities issued by the United States Treasury	Level 2	$681	$850
Asset-backed securities	Level 2	$380	$489
Mortgage-backed securities issued by United States government-sponsored enterprises	Level 2	$170	$162
Foreign government bonds	Level 2	$64	$70
Money market funds	Level 1	$41	$321

Liabilities
Current liability:
1.00% Convertible Senior Notes (1)	Level 2	$1,149	$4,474
Other noncurrent liabilities:
2.20% Notes Due 2021 (1)	Level 2	$987	$975
3.20% Notes Due 2026 (1)	Level 2	$979	$961
Interest rate swap (2)	Level 2	$3	$2

(1)
The remaining 1.00% Convertible Notes, 2.20% Notes Due 2021, and 3.20% Notes Due 2026 are carried on our Condensed Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount and issuance costs, and are not marked to fair value each period. See Note 11 of these Notes to Condensed Consolidated Financial Statements for additional information.

(2)	Please refer to Note 9 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding our interest rate swap.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7 - Amortizable Intangible Assets

The components of our amortizable intangible assets are as follows:

	April 30, 2017			January 29, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Acquisition-related intangible assets	$193	$(171)	$22	$193	$(167)	$26
Patents and licensed technology	469	(401)	68	468	(390)	78
Total intangible assets	$662	$(572)	$90	$661	$(557)	$104

Amortization expense associated with intangible assets was $15 million and $17 million for the first quarter of fiscal years 2018 and 2017, respectively. Future amortization expense related to the net carrying amount of intangible assets as of April 30, 2017 is estimated to be $40 million for the remainder of fiscal year 2018, $26 million in fiscal year 2019, $16 million in fiscal year 2020, $7 million in fiscal year 2021, and $1 million in fiscal year 2022 and beyond.

Note 8 - Balance Sheet Components

Certain balance sheet components are as follows:

	April 30,	January 29,
	2017	2017
Inventories:	(In millions)
Raw materials	$375	$252
Work in-process	137	176
Finished goods	309	366
Total inventories	$821	$794

As of April 30, 2017, we had outstanding inventory purchase obligations totaling $799 million.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	April 30,	January 29,
	2017	2017
Accrued and Other Current Liabilities:	(In millions)
Customer related liabilities (1)	$220	$197
Accrued payroll and related expenses	71	137
Deferred revenue (2)	46	85
Professional service fees	15	13
Accrued restructuring and other charges (3)	11	13
Taxes payable	10	4
Accrued royalties	8	7
Coupon interest on debt obligations	7	21
Warranty accrual (4)	7	8
Contributions payable	5	4
Leases payable	5	4
Other	15	14
Total accrued and other current liabilities	$420	$507

(1)	Customer related liabilities include accrued customer programs, such as rebates and marketing development funds.

(2)
Deferred revenue primarily includes customer advances and deferrals related to license and service arrangements. The balance decreased as we recognized the remaining revenue under our patent license agreement with Intel during the first quarter of fiscal year 2018.

(3)	Please refer to Note 15 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding restructuring and other charges.

(4)	Please refer to Note 10 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding warranties.

	April 30,	January 29,
	2017	2017
Other Long-Term Liabilities:	(In millions)
Deferred income tax liability	$159	$141
Income tax payable	101	96
Contributions payable	11	10
Deferred revenue	5	4
Other	24	20
Total other long-term liabilities	$300	$271

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

We enter into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. We designate these contracts as cash flow hedges and assess the effectiveness of the hedge relationships on a spot to spot basis. Gains or losses on the contracts are recorded in accumulated other comprehensive income (loss) and reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur. The fair value of the contracts as of April 30, 2017 was not significant.

We also enter into foreign currency forward contracts to mitigate the impact of foreign currency movements on monetary assets and liabilities that are denominated in currencies other than our reporting currency. These foreign currency forward contracts were not designated for hedge accounting treatment. Therefore, the change in fair value of these contracts is recorded as a component of total other income (expense) and offsets the change in fair value of the foreign currency denominated monetary assets and liabilities, which is also recorded in total other income (expense).

The table below presents the notional value of our foreign currency forward contracts:

	Three Months Ended
	April 30, 2017	May 1, 2016
	(In millions)
Designated as cash flow hedges	$74	$35
Not designated for hedge accounting	$51	$—

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

As of April 30, 2017, the maturities of the designated foreign currency forward contracts were three months or less.

We formally assess, both at inception and on an ongoing basis, whether derivative financial instruments designated for hedge accounting treatment are highly effective. For the first quarter of fiscal years 2018 and 2017, all derivative financial instruments designated for hedge accounting treatment were determined to be highly effective and there were no gains or losses associated with ineffectiveness.

During the first quarter of fiscal years 2018 and 2017, net change in unrealized gains (losses) on derivative financial instruments designated for hedge accounting treatment were not significant.

We expect to realize all gains and losses deferred into accumulated other comprehensive income (loss) related to foreign currency forward contracts within the next twelve months. However, we do not expect to reclassify any amount from accumulated other comprehensive income (loss) into earnings related to the interest rate swap as its settlement for the operating lease financing expense will not start within the next twelve months.

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

The estimated product returns and estimated product warranty liabilities as of April 30, 2017 and January 29, 2017 were as follows:

	April 30,	January 29,
	2017	2017
	(In millions)
Balance at beginning of period	$8	$11
Additions	—	2
Deductions	(1)	(5)
Balance at end of period	$7	$8

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

Note 11 - Debt
Convertible Debt
1.00% Convertible Senior Notes Due 2018
During the first quarter of fiscal year 2018, we paid cash to settle an aggregate of $605 million in principal amount of the Convertible Notes and had $222 million in principal amount outstanding as of April 30, 2017. We also issued 24 million shares of our common stock for the excess conversion value and recognized a loss of $14 million on early conversions of the Convertible Notes. Based on the closing price of our common stock of $104.30 on the last trading day of the first quarter of fiscal year 2018, the if-converted value of the remaining outstanding Convertible Notes as of April 30, 2017 exceeded their principal amount by approximately $933 million. As of April 30, 2017, the conversion rate was 49.8598 shares of common stock per $1,000 principal amount of the Convertible Notes after adjusting for dividend increases (equivalent to an adjusted conversion price of $20.0562 per share of common stock).

Through the first quarter of fiscal year 2018, we settled an aggregate of $1.28 billion in principal amount of the Convertible Notes. Subsequently, we received additional conversion notices for an aggregate of $136 million in principal amount of the Convertible Notes. Settlements of these conversion requests are expected to be completed in the second quarter of fiscal year 2018. The actual number of shares issuable upon conversion will be determined based upon the terms of the Convertible Notes, and we expect to receive an equal number of shares of our common stock under the terms of the Note Hedges.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Holders may convert all or any portion of their Convertible Notes at their option at any time prior to August 1, 2018 under certain circumstances. For example, during any fiscal quarter, if the last reported sale price of the common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day, the Convertible Notes become convertible at the holders' option. As this condition was met, the Convertible Notes first became convertible at the holders' option beginning on the first day of fiscal year 2017 and continue to be convertible at the holders’ option through July 30, 2017.

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

As of April 30, 2017, the carrying value of the Convertible Notes was classified as a current liability and the difference between the principal amount and the carrying value of the Convertible Notes was classified as convertible debt conversion obligation in the mezzanine equity section of our Condensed Consolidated Balance Sheet.

The following table presents the carrying value of the Convertible Notes:

	April 30,	January 29,
	2017	2017
	(In millions)
1.00% Convertible Senior Notes	$222	$827
Unamortized debt discount (1)	(7)	(31)
Net carrying amount	$215	$796

(1) As of April 30, 2017, the remaining period over which the unamortized debt discount will be amortized is 1.6 years.

The following table presents interest expense for the contractual interest and the accretion of debt discount and issuance costs related to the Convertible Notes:

	Three Months Ended
	April 30,	May 1,
	2017	2016
	(In millions)
Contractual coupon interest expense	$—	$4
Amortization of debt discount	1	8
Total interest expense related to Convertible Notes	$1	$12

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note Hedges and Warrants

Concurrently with the issuance of the Convertible Notes, we entered into a convertible note hedge transaction, or the Note Hedges. The Note Hedges have an adjusted strike price of $20.0562 per share and allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would deliver and/or pay, respectively, to the holders of the Convertible Notes upon conversion. During the first quarter of fiscal year 2018, we had received 24 million shares of our common stock from the exercise of a portion of the Note Hedges related to the settlement of $605 million in principal amount of the Convertible Notes. Subsequently, we expect to receive additional shares of our common stock related to at least an additional $136 million in principal amount that is expected to settle during the second quarter of fiscal year 2018.

In addition, concurrent with the offering of the Convertible Notes and the purchase of the Note Hedges, we entered into a separate warrant transaction, or the Warrants, with an adjusted strike price of $26.9988 per share. In the fourth quarter of fiscal year 2017, we contracted with a counterparty bank to terminate 63 million of the 75 million warrants outstanding and issued 48 million shares of our common stock related to the terminated Warrants.

Long-Term Debt
2.20% Notes Due 2021 and 3.20% Notes Due 2026
In the third quarter of fiscal year 2017, we issued $1.00 billion of the 2.20% Notes Due 2021, and $1.00 billion of the 3.20% Notes Due 2026 (collectively, the Notes). Interest on the Notes is payable in March and September of each year, beginning in March 2017. Upon 30 days' notice to holders of the Notes, we may redeem the Notes for cash prior to maturity, at redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the Notes Due 2021 on or after August 2021, or for redemptions of the Notes Due 2026 on or after June 2026. The net proceeds from the Notes were $1.98 billion, after deducting debt discount and issuance costs.

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

The carrying value of our long-term debt and the associated interest rates were as follows:

	Expected Remaining Term (years)	Effective Interest Rate	April 30, 2017	January 29, 2017
			(In millions)
2.20% Notes Due 2021	4.4	2.38%	$1,000	$1,000
3.20% Notes Due 2026	9.4	3.31%	1,000	1,000
Unamortized debt discount and issuance costs			(16)	(17)
Net carrying amount			$1,984	$1,983

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

Under the real property lease, we pay rent, taxes, maintenance costs, utilities, insurance and other property related costs. The lease has an initial 7.5 year term expiring in December 2022, consisting of an approximately 2.5 year construction period followed by a 5 year lease term. We have the option to renew this lease for up to three additional 5 year periods, subject to approval by the banks.

We have been overseeing the construction of the headquarters building. The banks committed to fund up to $380 million of costs relating to construction. Advances have been made periodically to reimburse us for construction costs we incur. Once construction is complete, the lease balance will remain static at the completed cost for the remaining duration of the lease term. During construction, accrued interest is capitalized into the lease balance. Following construction, we will pay rent in the form of interest. We have guaranteed the obligations under the lease held by our subsidiary.

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

The operative agreements are subject to customary default provisions, including, for example, those relating to payment and performance defaults, and events of bankruptcy. We are also subject to the financial covenant to maintain a maximum total leverage ratio not to exceed 3.5 to 1.0. If certain events of default occur and are continuing under the operative agreements, the banks may accelerate repayment of their investment under the lease.

Litigation

Polaris Innovations Limited

On May 16, 2016, Polaris Innovations Limited, a non-practicing entity and wholly-owned subsidiary of Wi-LAN Inc., filed a complaint in the United States District Court for the Western District of Texas alleging that NVIDIA has infringed and is continuing to infringe on six of its U.S. patents related generally to control of dynamic random-access memory (DRAM). The complaint seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, and costs against NVIDIA.

On September 14, 2016, NVIDIA answered the Polaris Complaint and asserted various defenses including non-infringement and invalidity of the six Polaris patents. On December 5, 2016, the Texas Court granted NVIDIA’s motion to transfer and transferred the case to the Northern District of California. A trial date has not yet been set.

On December 7, 2016, NVIDIA filed an inter partes review request with the United States Patent and Trademark Office (USPTO) challenging the validity of U.S. Patent No. 7,886,122, which is asserted by Polaris in that California district court litigation. On December 19, 2016, NVIDIA filed an inter partes review request with the USPTO challenging the validity of U.S. Patent No. 7,124,325, another patent asserted by Polaris. An institution decision is expected in both of these matters in June 2017. On May 5, 2017, NVIDIA filed an inter partes review request with the USPTO challenging the validity of U.S. Patent No. 8,161,344, another patent asserted by Polaris. If instituted, the USPTO will conduct a trial on the validity of each of these patents.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On December 30, 2016, NVIDIA received notice that Polaris had filed a complaint for patent infringement in Germany. The German case alleges infringement of European Patent No. EP1428225 and German Patent Nos. DE 10223167 and DE 1020066043668. NVIDIA has retained counsel in Germany to defend this case. A trial date has not yet been set. On March 31, 2017, the German Patent Court acknowledged receipt of nullity actions filed by NVIDIA challenging the validity of EP1428225 and DE 1020066043668. Polaris has not yet responded to these actions.

On May 9, 2017, NVIDIA filed a Motion to Stay the action pending final resolution of the inter partes review of U.S. Patents Nos. 7,886,122; 7,124,325; and 8,161,344. If the motion is granted, the action will be suspended until the inter partes reviews are finally resolved.

Accounting for Loss Contingencies

While there can be no assurance of favorable outcomes, we believe the claims made by other party in the above ongoing matters are without merit and we intend to vigorously defend the actions. As of April 30, 2017, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, any possible range of loss in these matters cannot be reasonably estimated at this time. We are engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

Note 13 - Shareholders’ Equity

Capital Return Program

Beginning August 2004, our Board of Directors authorized us, subject to certain specifications, to repurchase shares of our common stock. Through April 30, 2017, we have repurchased an aggregate of 245 million shares under our share repurchase program for a total cost of $4.59 billion. All shares delivered from these repurchases have been placed into treasury stock. As of April 30, 2017, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $2.73 billion through December 2020.

During the first quarter of fiscal year 2018, we paid $82 million in cash dividends to our shareholders, equivalent to $0.14 per share.

Convertible Preferred Stock

As of April 30, 2017 and January 29, 2017, there were no shares of preferred stock outstanding.

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

The “All Other” category presented below represents the revenue and expenses that our CODM does not assign to either the GPU business or the Tegra Processor business for purposes of making operating decisions or assessing financial performance. The revenue includes primarily patent licensing revenue and the expenses include stock-based compensation expense, unallocated cost of revenue and operating expenses, acquisition-related costs, contributions, legal settlement costs, restructuring and other charges, and other non-recurring charges and benefits that our CODM deems to be enterprise in nature.

Our CODM does not review any information regarding total assets on a reportable segment basis. Reportable segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole. The table below presents details of our reportable segments and the “All Other” category.

	GPU	Tegra Processor	All Other	Consolidated
	(In millions)
Three Months Ended April 30, 2017
Revenue	$1,562	$332	$43	$1,937
Depreciation and amortization expense	$28	$9	$10	$47
Operating income (loss)	$602	$47	$(95)	$554

Three Months Ended May 1, 2016
Revenue	$1,079	$160	$66	$1,305
Depreciation and amortization expense	$28	$7	$10	$45
Operating income (loss)	$348	$(38)	$(65)	$245

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended
	April 30, 2017	May 1, 2016
	(In millions)
Reconciling items included in "All Other" category:
Unallocated revenue	$43	$66
Stock-based compensation expense	(76)	(53)
Unallocated cost of revenue and operating expenses	(56)	(54)
Acquisition-related costs	(4)	(4)
Contributions	(2)	(3)
Legal settlement costs	—	(16)
Restructuring and other charges	—	(1)
Total	$(95)	$(65)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on the invoicing address by geographic regions:

	Three Months Ended
	April 30,	May 1,
	2017	2016
	(In millions)
Revenue:
Taiwan	$602	$445
Other Asia Pacific	377	160
United States	353	194
China	330	247
Europe	182	156
Other Americas	93	103
Total revenue	$1,937	$1,305

The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Three Months Ended
	April 30,	May 1,
	2017	2016
	(In millions)
Revenue:
Gaming	$1,027	$687
Professional Visualization	205	189
Datacenter	409	143
Automotive	140	113
OEM & IP	156	173
Total revenue	$1,937	$1,305

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable for the respective periods, is summarized as follows:

	April 30,	January 29,
	2017	2017
Accounts Receivable:
Customer A	16%	19%

Note 15 - Restructuring and Other Charges

In fiscal year 2016, we began the wind-down of our Icera operations. No restructuring charges were recorded during the first quarter of fiscal year 2018.

The following table provides a summary of the restructuring activities and related liabilities recorded in accrued liabilities on our Condensed Consolidated Balance Sheets as of April 30, 2017 and January 29, 2017:

	April 30,	January 29,
	2017	2017
	(In millions)
Balance at beginning of period	$13	$23
Restructuring and other charges	—	3
Cash payments	(2)	(13)
Balance at end of period	$11	$13

The majority of the remaining balance of $11 million as of April 30, 2017 is expected to be paid during fiscal year 2018.

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

NVIDIA, the NVIDIA logo, GeForce, Quadro, Tegra, Tesla, Jetson, NVIDIA DGX-1, NVIDIA GRID and Pascal are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and other countries. Other company and product names may be trademarks of the respective companies with which they are associated.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2017 and “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and our Condensed Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q, before deciding to purchase or sell shares of our common stock.

Overview

Our Company and Our Businesses

Starting with a focus on PC graphics, NVIDIA invented the GPU to solve some of the most complex problems in computer science. We have extended our emphasis in recent years to the revolutionary field of AI. NVIDIA delivers value to its customers through PC, mobile and cloud architectures. Vertical integration enables us to bring together hardware, system software, programmable algorithms, libraries, systems and services to create unique value for the markets we serve. We specialize in markets in which GPU-based visual computing and accelerated computing platforms can provide enhanced throughput for applications.

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

Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

Recent Developments, Future Objectives and Challenges

First Quarter of Fiscal Year 2018 Summary

	Three Months Ended
	April 30, 2017	January 29, 2017	May 1, 2016	Q/Q	Y/Y
	($ in millions, except per share data)
Revenue	$1,937	$2,173	$1,305	(11)%	48%
Gross margin	59.4%	60.0%	57.5%	(60) bps	190 bps
Operating expenses	$596	$570	$506	5%	18%
Income from operations	$554	$733	$245	(24)%	126%
Net income	$507	$655	$208	(23)%	144%
Net income per diluted share	$0.79	$0.99	$0.35	(20)%	126%

Revenue for the first quarter of fiscal year 2018 increased 48% year over year and decreased 11% sequentially. Growth was driven by GPUs for gaming, datacenter, and professional visualization, as well as for Tegra system-on-a-chip (SOCs). GPU business revenue was $1.56 billion, up 45% from a year earlier and down 16% sequentially, led by strength across all platforms, including strong growth from datacenter and gaming platforms. GeForce GPU gaming results were led by continued strong adoption of our latest Pascal architecture. Datacenter revenue (including Tesla, NVIDIA GRID and DGX-1) was $409 million, up 186% year on year and up 38% sequentially. This reflects strong demand for deep learning training from hyperscale customers, cloud instances of GPU computing, GRID and DGX-1 sales. Tegra Processor business revenue, which included gaming development platforms and services, was $332 million, up 108% from a year ago and up 29% sequentially. Tegra Processor business revenue includes SOC modules for Nintendo Switch. Also included was automotive revenue of $140 million, primarily from infotainment modules, which was up 24% from a year earlier and up 9% sequentially. Revenue from our patent license agreement with Intel was $43 million, down from $66 million a year earlier and sequentially, reflecting the remaining revenue for this agreement.

Gross margin for the first quarter of fiscal year 2018 was 59.4%, reflecting a sequential decrease associated with lower licensing revenue from Intel.

Operating expenses for the first quarter of fiscal year 2018 were $596 million, up 18% from a year earlier and up 5% sequentially, reflecting increased headcount and related costs for our growth initiatives.

Income from operations for the first quarter of fiscal year 2018 was $554 million, up 126% from a year earlier and down 24% sequentially. Net income and net income per diluted share for the first quarter of fiscal year 2018 were $507 million and $0.79, respectively, up 144% and 126%, respectively, from a year earlier, fueled by strong revenue growth and improved gross and operating margins.

During the first quarter of fiscal year 2018, we paid $82 million in cash dividends. For fiscal year 2018, we intend to return $1.25 billion to shareholders through ongoing quarterly cash dividends and share repurchases.

Cash, cash equivalents and marketable securities were $6.21 billion as of April 30, 2017, compared with $6.80 billion at the end of the prior quarter. The sequential decrease was primarily related to principal payments for early conversions of our 1.00% Convertible Senior Notes, or the Convertible Notes.

GPU Business

During the first quarter of fiscal year 2018, we announced GeForce GTX 1080 Ti and TITAN Xp for our gaming platform. For our datacenter platform, we announced with Microsoft that it is bringing NVIDIA Tesla P100 and P40 GPUs to the Azure cloud; announced that NVIDIA Tesla accelerators designed for datacenter AI capabilities were added to Google Cloud, Tencent Cloud, IBM Cloud, and Baidu Cloud; announced that the Tokyo Institute of Technology will use NVIDIA’s accelerated computing platform in their AI supercomputer, TSUBAME3.0; announced that Fujitsu is using 24 NVIDIA DGX-1 AI systems to build a new AI supercomputer for the RIKEN research center in Japan; announced together with Facebook the Caffe2 deep learning framework and Big Basin servers with Tesla P100 GPUs; and announced plans to train 100,000 developers this year through the NVIDIA Deep Learning Institute.

Tegra Processor Business

During the first quarter of fiscal year 2018, we announced with Bosch, one of the world’s largest auto suppliers, plans to create a new Bosch-branded AI self-driving car computer. We also announced a collaboration with PACCAR, one of the world's largest truck makers with brands including Peterbilt, Kenworth and DAF, to develop solutions for autonomous trucks. We also announced NVIDIA Jetson TX2, a high-performance, low-power computer platform for delivering AI at the edge, with deep learning and computer vision capabilities for robots, drones and smart cameras.

Financial Information by Business Segment and Geographic Data
Please refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for disclosure regarding segment information.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our Condensed Consolidated Statements of Income expressed as a percentage of revenue.

	Three Months Ended
	April 30, 2017	May 1, 2016
Revenue	100.0%	100.0%
Cost of revenue	40.6	42.5
Gross profit	59.4	57.5
Operating expenses
Research and development	21.2	26.5
Sales, general and administrative	9.6	12.2
Restructuring and other charges	—	0.1
Total operating expenses	30.8	38.8
Income from operations	28.6	18.7
Interest income	0.8	0.9
Interest expense	(0.8)	(0.9)
Other, net	(0.9)	(0.3)
Total other income (expense)	(0.9)	(0.3)
Income before income tax expense	27.7	18.4
Income tax expense	1.5	2.5
Net income	26.2%	15.9%

Revenue

Revenue by Reportable Segments

	Three Months Ended
	April 30, 2017	May 1, 2016	$ Change	% Change
	($ in millions)
GPU	$1,562	$1,079	$483	45%
Tegra Processor	332	160	172	108%
All Other	43	66	(23)	(35)%
Total	$1,937	$1,305	$632	48%

GPU Business. GPU business revenue increased by 45% for the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017. This increase was primarily due to increased revenue from sales of high-end GeForce GPU products for gaming, which increased almost 30%, reflecting a combination of continued strength in PC gaming and strong demand for our recent Pascal-based GPU products. Datacenter revenue, including Tesla, GRID and DGX-1, increased 186%, reflecting strong demand for deep learning training from hyperscale customers, cloud instances of GPU computing, GRID and DGX-1 sales. Revenue from Quadro GPUs for professional visualization increased 9% due primarily to higher sales in both desktop and mobile workstation products.

Tegra Processor Business. Tegra Processor business revenue increased by 108% for the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017. This was driven by an increase of over 900% in revenue from gaming development platforms and services, and an increase of 24% in sales of Tegra products serving automotive systems, primarily from infotainment modules.

All Other. For the first quarter of fiscal year 2018, we recognized revenue of $43 million from our patent license agreement with Intel, down from $66 million for the first quarter of fiscal year 2017, reflecting the remaining revenue for this agreement that ended on March 31, 2017.

Concentration of Revenue

Revenue from sales to customers outside of the United States and Other Americas accounted for 77% of total revenue for both the first quarter of fiscal years 2018 and 2017. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.

Gross Margin

Our overall gross margin increased to 59.4% for the first quarter of fiscal year 2018 from 57.5% for the first quarter of fiscal year 2017. This increase was primarily due to the growth in GPU business revenue from Datacenter platforms as well as improved gross margins in our Tegra Processor business. These increases were partially offset by lower revenue from our Intel license agreement.
Inventory provision costs totaled $3 million and $22 million for the first quarter of fiscal years 2018 and 2017, respectively, unfavorably impacting our gross margin by 0.1% and 1.7%, respectively. Sales of inventory that was previously written-off or written-down totaled $13 million and $7 million for the first quarter of fiscal years 2018 and 2017, respectively, favorably impacting our gross margin by 0.7% and 0.6%, respectively. As a result, the overall net effect on our gross margin from charges for inventory provision costs and sales of items previously written-off or written-down was a 0.6% favorable impact for the first quarter of fiscal year 2018 and a 1.1% unfavorable impact for the first quarter of fiscal year 2017.

A discussion of our gross margin results for each of our reportable segments is as follows:

GPU Business. The gross margin of our GPU business increased during the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017. GPU margins increased primarily due to strong demand for Tesla products for deep learning training and high performance computing, higher GRID and DGX-1 sales, and lower inventory provisions than a year ago.

Tegra Processor Business. The gross margin of our Tegra Processor business increased during the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017. The increase in Tegra margins was primarily due to product mix and lower inventory provisions than a year ago.

Operating Expenses

	Three Months Ended
	April 30, 2017	May 1, 2016	$ Change	% Change
	($ in millions)
Research and development expenses	$411	$346	$65	19%
Sales, general and administrative expenses	185	159	26	16%
Restructuring and other charges	—	1	(1)	(100)%
Total operating expenses	$596	$506	$90	18%
Research and development expenses as a percentage of net revenue	21%	27%
Sales, general and administrative expenses as a percentage of net revenue	10%	12%
Restructuring and other charges as a percentage of net revenue	—%	—%

Research and Development

Research and development expenses increased by 19% during the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017, driven primarily by employee additions and increases in employee compensation and other related costs, including stock-based compensation expense.

Sales, General and Administrative

Sales, general and administrative expenses increased by 16% during the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017, driven primarily by employee additions and increases in employee compensation and other related costs, including stock-based compensation expense. Offsetting these increases was a decrease in outside professional fees of $11 million resulting from the resolution of our intellectual property disputes with Samsung and Qualcomm.

Restructuring and Other Charges

In the second quarter of fiscal year 2016, we began the wind-down of our Icera operations. No restructuring charges were recorded during the first quarter of fiscal year 2018. Please refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for further discussion.

Total Other Income (Expense)

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest expense is primarily comprised of coupon interest and debt discount amortization related to the Convertible Notes issued in December 2013 and the 2.20% Notes Due 2021 and 3.20% Notes Due 2026 issued in September 2016.

Interest income was $16 million and $12 million during the first quarter of fiscal years 2018 and 2017, respectively. The increase in interest income was primarily due to higher average cash balances invested in interest bearing securities, as well as higher purchased yields.

Interest expense was $16 million and $12 million during the first quarter of fiscal years 2018 and 2017, respectively, consisting primarily of coupon interest and debt discount amortization related to the Convertible Notes issued in December 2013 and the Notes issued in September 2016.

Other, Net

Other, net, consists primarily of realized gains and losses from the sale of marketable securities, sales or impairments of investments in non-affiliated companies, losses on early debt conversions of the Convertible Notes, and the impact of changes in foreign currency rates. Other, net, was an expense of $18 million during the first quarter of fiscal year 2018 consisting primarily of $14 million of losses recognized from early conversions of the Convertible Notes. Other, net, was an expense of $4 million in the first quarter of fiscal year 2017 and consisted primarily of foreign exchange translation losses, partially offset by a gain from the sale of an investment in a non-affiliate.

Income Taxes

We recognized income tax expense of $29 million and $33 million for the first quarter of fiscal years 2018 and 2017, respectively. Income tax expense as a percentage of income before income tax was 5.5% and 13.7% for the first quarter of fiscal years 2018 and 2017, respectively.

The decrease in our effective tax rate in the first quarter of fiscal year 2018 as compared to the same period in the prior fiscal year primarily reflects the recognition of tax benefits related to stock-based compensation and a proportional decrease in the amount of earnings subject to United States tax in the first quarter of fiscal year 2018.

Please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information.

Liquidity and Capital Resources

	April 30, 2017	January 29, 2017
	(In millions)
Cash and cash equivalents	$1,989	$1,766
Marketable securities	4,217	5,032
Cash, cash equivalents and marketable securities	$6,206	$6,798

	Three Months Ended
	April 30, 2017	May 1, 2016
	(In millions)
Net cash provided by operating activities	$282	$319
Net cash provided by investing activities	$754	$176
Net cash used in financing activities	$(813)	$(544)

As of April 30, 2017, we had $6.21 billion in cash, cash equivalents and marketable securities, a decrease of $592 million from the end of fiscal year 2017. Our portfolio of cash equivalents and marketable securities is managed on our behalf by several financial institutions. Our portfolio managers are required to follow our investment policy, which requires the purchase of high grade investment securities, the diversification of asset types, and certain limits on our portfolio duration.

Cash provided by operating activities decreased in the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017, primarily due to changes in working capital, partially offset by higher net income.

Cash provided by investing activities increased in the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017, primarily due to higher proceeds from sales and maturities of marketable securities, partially offset by lower purchases of marketable securities.

Cash used in financing activities increased in the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017, primarily due to repayments of Convertible Notes and payments related to employee stock plans, partially offset by absence of payments related to repurchases of common stock.

Liquidity

Our primary sources of liquidity are our cash and cash equivalents, our marketable securities, and the cash generated by our operations. As of April 30, 2017 and January 29, 2017, we had $6.21 billion and $6.80 billion, respectively, in cash, cash equivalents and marketable securities. Our marketable securities consist principally of debt securities of corporations and United States government and its agencies, asset-backed securities, mortgage-backed securities issued by government-sponsored enterprises, money market funds and foreign government bonds. These investments are denominated in United States dollars. Our investment policy requires the purchase of high grade investment securities and the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of April 30, 2017, we were in compliance with our investment policy. As of April 30, 2017, our investments in government agencies and government-sponsored enterprises represented 45% of our total investment portfolio, while the financial sector accounted for 27% of our total investment portfolio. All of our investments are in A/A3 or better rated securities.

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

Capital Return to Shareholders

Dividend payments and share repurchases must be made from cash held in the United States. During the first quarter of fiscal year 2018, we made total cash dividend payments of $82 million.

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

Convertible Notes

In December 2013, we issued $1.50 billion of Convertible Notes that mature in December 2018 unless repurchased or converted prior to such date. The Convertible Notes first became convertible at the holders’ option beginning on the first day of fiscal year 2017. We have utilized U.S. cash to settle an aggregate of $1.28 billion in principal amount of the Convertible Notes through the first quarter of fiscal year 2018 and we have received additional conversion notices for an aggregate of $136 million in principal amount, which are expected to be settled in the second quarter of fiscal year 2018. Please refer to Note 11 of the Notes to the Condensed Consolidated Financial Statements for further discussion.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

We are constructing a new headquarters building in Santa Clara, California, which is currently targeted for completion in the fourth quarter of fiscal year 2018. We are financing this construction under an off-balance sheet, build-to-suit operating lease arrangement. The banks have committed to fund up to $380 million of costs relating to construction. Once construction is complete, the lease balance will remain static at the completed cost for the remaining duration of the lease term. During construction, accrued interest will be capitalized into the lease balance. Following construction, we will pay rent in the form of interest. The lease has an initial 7.5 year term expiring in December 2022, consisting of an approximately 2.5 year construction period followed by a 5 year lease term. We have the option to renew this lease for up to three additional 5 year periods, subject to approval by the banks. During the term of the lease, we may elect to purchase the headquarters building for the amount of the banks’ investment in the building and any accrued but unpaid rent. At the end of the lease term, we may elect to buy the building for the outstanding balance on the maturity date or arrange for the cash sale of the building to an unaffiliated third party. The aggregate guarantee made by us under the lease is no more than 87.5% of the costs incurred in connection with the construction of the building. Please refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for a discussion regarding our operating lease financing arrangement.

Contractual Obligations

As of April 30, 2017, we had outstanding inventory purchase obligations totaling $799 million. Except as described above with respect to the Convertible Notes and the Notes, there were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2017.

Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2017 for a description of our contractual obligations.

Adoption of New and Recently Issued Accounting Pronouncements

Please see Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of adoption of new and recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

Financial market risks related to investment and interest rate risk are described in our 2017 Annual Report on Form 10-K. As of April 30, 2017, there have been no material changes to the financial market risks described as of January 29, 2017.

Foreign Exchange Rate Risk

The impact of foreign currency transactions related to foreign exchange rate risk is described in our 2017 Annual Report on Form 10-K. As of April 30, 2017, there have been no material changes to the foreign exchange rate risks described as of January 29, 2017.

Please see Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of April 30, 2017, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see Part I, Item 1, Note 12 of the Notes to Condensed Consolidated Financial Statements for a discussion of significant developments in our legal proceedings since January 29, 2017. Please also see Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2017 for a prior discussion of our legal proceedings.

ITEM 1A. RISK FACTORS

Please refer to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 29, 2017. There have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 29, 2017.

Before you buy our common stock, you should know that making such an investment involves some risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 29, 2017. Additionally, any one of those risks could harm our business, financial condition and results of operations, which could cause our stock price to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Beginning August 2004, our Board of Directors authorized us, subject to certain specifications, to repurchase shares of our common stock. In November 2016, the Board authorized an additional $2.00 billion under our repurchase program and extended it through December 2020.

Through April 30, 2017, we have repurchased an aggregate of 245 million shares under our share repurchase program for a total cost of $4.59 billion. All shares delivered from these repurchases have been placed into treasury stock. As of April 30, 2017, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $2.73 billion through December 2020. For fiscal year 2018, we intend to return $1.25 billion to our shareholders through ongoing quarterly cash dividends and share repurchases.

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

Transactions Related to our Convertible Notes and Note Hedges

During the first quarter of fiscal year 2018, we issued an aggregate of 24 million shares of our common stock upon settlement of Convertible Notes submitted for conversion. In connection with these conversions, we exercised a portion of our Note Hedges to acquire shares of our common stock. The counterparty to the Note Hedges may be deemed an “affiliated purchaser” and may have purchased the shares of our common stock deliverable to us upon this exercise of our option.

During the second quarter of fiscal year 2018, we expect to settle at least an aggregate of $136 million in principal amount, and issue shares of our common stock for the excess conversion value, related to the Convertible Notes that were submitted for conversion. The actual number of shares issuable upon conversion will be determined based upon the terms of the Convertible Notes, and we expect to receive an equal number of shares of our common stock under the terms of the Note Hedges. Please refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the Convertible Notes and the Note Hedges.

Restricted Stock Unit Share Withholding

We also withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our equity incentive program. During the first quarter of fiscal year 2018, we withheld approximately 2 million shares at a total cost of $190 million through net share settlements. Please refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plans.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1+	Variable Compensation Plan - Fiscal Year 2018	8-K	000-23985	10.1	March 13, 2017
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 23, 2017

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1+	Variable Compensation Plan - Fiscal Year 2018	8-K	000-23985	10.1	March 13, 2017
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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