Form 10-Q
period 2017-07-30
NVIDIA CORP
filed 2017-08-23
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2017
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

The number of shares of common stock, $0.001 par value, outstanding as of August 18, 2017, was 600 million.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED July 30, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2017	2016	2017	2016

Revenue	$2,230	$1,428	$4,167	$2,733
Cost of revenue	928	602	1,715	1,156
Gross profit	1,302	826	2,452	1,577
Operating expenses
Research and development	416	350	827	697
Sales, general and administrative	198	157	383	316
Restructuring and other charges	—	2	—	3
Total operating expenses	614	509	1,210	1,016
Income from operations	688	317	1,242	561
Interest income	15	12	31	23
Interest expense	(15)	(12)	(31)	(23)
Other, net	(4)	—	(21)	(3)
Total other income (expense)	(4)	—	(21)	(3)
Income before income tax expense	684	317	1,221	558
Income tax expense	101	56	130	89
Net income	$583	$261	$1,091	$469

Net income per share:
Basic	$0.98	$0.49	$1.83	$0.88
Diluted	$0.92	$0.41	$1.71	$0.76

Weighted average shares used in per share computation:
Basic	597	534	595	536
Diluted	633	634	637	620

Cash dividends declared and paid per common share	$0.140	$0.115	$0.280	$0.230

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2017	2016	2017	2016

Net income	$583	$261	$1,091	$469
Other comprehensive income, net of tax:
Available-for-sale securities:
Net unrealized gain	3	5	5	11
Reclassification adjustments for net realized gain included in net income	—	—	—	—
Net change in unrealized gain	3	5	5	11
Cash flow hedges:
Net unrealized loss	(1)	(3)	(2)	(4)
Reclassification adjustments for net realized loss included in net income	1	—	1	—
Net change in unrealized loss	—	(3)	(1)	(4)
Other comprehensive income, net of tax	3	2	4	7
Total comprehensive income	$586	$263	$1,095	$476

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	July 30,	January 29,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,988	$1,766
Marketable securities	3,889	5,032
Accounts receivable, net	1,213	826
Inventories	855	794
Prepaid expenses and other current assets	125	118
Total current assets	8,070	8,536
Property and equipment, net	578	521
Goodwill	618	618
Intangible assets, net	76	104
Other assets	60	62
Total assets	$9,402	$9,841

LIABILITIES, CONVERTIBLE DEBT CONVERSION OBLIGATION AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$431	$485
Accrued and other current liabilities	517	507
Convertible short-term debt	84	796
Total current liabilities	1,032	1,788
Long-term debt	1,984	1,983
Other long-term liabilities	408	271
Capital lease obligations, long-term	3	6
Total liabilities	3,427	4,048
Commitments and contingencies - see Note 12
Convertible debt conversion obligation	2	31
Shareholders’ equity:
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	5,048	4,708
Treasury stock, at cost	(6,070)	(5,039)
Accumulated other comprehensive loss	(12)	(16)
Retained earnings	7,006	6,108
Total shareholders' equity	5,973	5,762
Total liabilities, convertible debt conversion obligation and shareholders' equity	$9,402	$9,841

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	July 30,	July 31,
	2017	2016
Cash flows from operating activities:
Net income	$1,091	$469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96	92
Stock-based compensation expense	158	111
Deferred income taxes	115	77
Amortization of debt discount	2	14
Loss on early debt conversions	17	—
Net loss (gain) on sale and disposal of long-lived assets and investments	1	(3)
Other	8	7
Changes in operating assets and liabilities:
Accounts receivable	(387)	(138)
Inventories	(61)	(104)
Prepaid expenses and other assets	(15)	(17)
Accounts payable	(63)	131
Accrued and other current liabilities	9	(85)
Other long-term liabilities	16	(35)
Net cash provided by operating activities	987	519
Cash flows from investing activities:
Proceeds from sales of marketable securities	726	901
Proceeds from maturities of marketable securities	450	506
Proceeds from sale of long-lived assets and investments	—	6
Purchases of marketable securities	(36)	(1,415)
Purchases of property and equipment and intangible assets	(108)	(87)
Investment in non-affiliates	(16)	(4)
Net cash provided by (used in) investing activities	1,016	(93)
Cash flows from financing activities:
Payments related to repurchases of common stock	(758)	(509)
Repayment of Convertible Notes	(741)	—
Dividends paid	(166)	(124)
Proceeds related to employee stock plans	76	91
Payments related to tax on restricted stock units	(190)	(51)
Other	(2)	(3)
Net cash used in financing activities	(1,781)	(596)
Change in cash and cash equivalents	222	(170)
Cash and cash equivalents at beginning of period	1,766	596
Cash and cash equivalents at end of period	$1,988	$426

Other non-cash investing activity:
Assets acquired by assuming related liabilities	$32	$15

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

Fiscal Year

We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2018 and 2017 are both 52-week years. The second quarter of fiscal years 2018 and 2017 were both 13-week quarters.

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

Our Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended		Six Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
	(In millions)
Cost of revenue	$4	$4	$8	$8
Research and development	44	30	85	59
Sales, general and administrative	33	24	65	44
Total	$81	$58	$158	$111

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Equity Award Activity

The following is a summary of equity award transactions under our equity incentive plans:

	RSUs, PSUs, and Market-based PSUs Outstanding		Options Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share	Number of Shares	Weighted Average Exercise Price Per Share
	(In millions, except per share data)
Balances, January 29, 2017	27	$32.84	7	$14.47
Granted (1) (2)	3	$106.65	—	$—
Exercised	—	$—	(1)	$14.51
Vested	(5)	$21.06	—	$—
Balances, July 30, 2017	25	$42.54	6	$14.46

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

Of the total fair value of equity awards granted during the second quarter and first half of fiscal year 2018, we estimated that the stock-based compensation expense related to equity awards that are not expected to vest was $10 million and $39 million, respectively. Of the total fair value of equity awards granted during the second quarter and first half of fiscal year 2017, we estimated that the stock-based compensation expense related to equity awards that are not expected to vest was $5 million and $17 million, respectively.

The following summarizes the aggregate unearned stock-based compensation expense and estimated weighted average amortization period as of July 30, 2017 and January 29, 2017:

	July 30,	January 29,
	2017	2017
	(In millions)
Aggregate unearned stock-based compensation expense	$697	$627

Estimated weighted average remaining amortization period	(In years)
Stock options	0.1	0.5
RSUs, PSUs, and market-based PSUs	2.4	2.6
ESPP	0.6	0.6

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3 – Net Income Per Share

The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2017	2016	2017	2016
	(In millions, except per share data)
Numerator:
Net income	$583	$261	$1,091	$469
Denominator:
Basic weighted average shares	597	534	595	536
Dilutive impact of outstanding securities:
Equity awards	26	26	26	23
1% Convertible Senior Notes	4	43	9	37
Warrants issued with the 1% Convertible Senior Notes	6	31	7	24
Diluted weighted average shares	633	634	637	620
Net income per share:
Basic (1)	$0.98	$0.49	$1.83	$0.88
Diluted (2)	$0.92	$0.41	$1.71	$0.76
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	—	—	1	2

(1)	Calculated as net income divided by basic weighted average shares.

(2)	Calculated as net income divided by diluted weighted average shares.

The 1.00% Convertible Senior Notes, or the Convertible Notes, are included in the calculation of diluted net income per share. The Convertible Notes have a dilutive impact on net income per share if our average stock price for the reporting period exceeds the adjusted conversion price of $20.0480 per share. The warrants associated with our Convertible Notes, or the Warrants, outstanding are also included in the calculation of diluted net income per share. The Warrants have a dilutive impact on net income per share if our average stock price for the quarter exceeds the adjusted strike price of $26.9876 per share. All outstanding Warrants were terminated during the second quarter of fiscal year 2018.

For the second quarter and first half of fiscal year 2018, our average stock price was $144.57 and $124.89, respectively, which exceeded both the adjusted conversion price and the adjusted strike price, causing the Convertible Notes and the Warrants to have a dilutive impact for these periods.

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

In the fourth quarter of fiscal year 2017, we entered into an agreement to terminate 63 million Warrants and, in consideration, we delivered a total of 48 million shares of common stock to the counterparty bank. In the second quarter of fiscal year 2018, we entered into a second agreement to terminate the remaining 12 million Warrants outstanding and, in consideration, we delivered a total of 10 million shares of common stock to the counterparty bank.

Please refer to Note 11 of these Notes to Condensed Consolidated Financial Statements for additional discussion regarding the Convertible Notes, Note Hedges, and Warrants.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4 – Income Taxes

We recognized income tax expense of $101 million and $130 million for the second quarter and first half of fiscal year 2018, respectively, and $56 million and $89 million for the second quarter and first half of fiscal year 2017, respectively. Income tax expense as a percentage of income before income tax for the second quarter and first half of fiscal year 2018 was 14.8% and 10.7%, respectively, and 17.6% and 15.9% for the second quarter and first half of fiscal year 2017, respectively.

The decrease in our effective tax rate for the second quarter and first half of fiscal year 2018 as compared to the same periods in the prior fiscal year primarily reflects the recognition of tax benefits related to stock-based compensation and a proportional decrease in the amount of earnings subject to United States tax.

Our effective tax rates for the first half of fiscal years 2018 and 2017 of 10.7% and 15.9%, respectively, were lower than the U.S. federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the U.S. federal statutory tax rate, tax benefits related to stock-based compensation, and the benefit of the U.S. federal research tax credit.

For the first half of fiscal year 2018, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions. Additionally, there have been no material changes to our unrecognized tax benefits and any related interest or penalties since the fiscal year ended January 29, 2017.

While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon review, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of July 30, 2017, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

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

We performed an impairment review of our investment portfolio as of July 30, 2017. Based on our quarterly impairment review, we concluded that our investments were appropriately valued and that no other-than-temporary impairment charges were necessary on our portfolio of available-for-sale investments as of July 30, 2017.

The following is a summary of cash equivalents and marketable securities as of July 30, 2017 and January 29, 2017:

	July 30, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities
	(In millions)
Corporate debt securities	$1,664	$1	$(5)	$1,660	$—	$1,660
Debt securities of United States government agencies	1,030	—	(4)	1,026	—	1,026
Debt securities issued by the United States Treasury	658	—	(2)	656	—	656
Asset-backed securities	330	—	(1)	329	—	329
Mortgage-backed securities issued by United States government-sponsored enterprises	153	2	(1)	154	—	154
Foreign government bonds	64	—	—	64	—	64
Money market funds	1,663	—	—	1,663	1,663	—
Total	$5,562	$3	$(13)	$5,552	$1,663	$3,889

	January 29, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities
	(In millions)
Corporate debt securities	$2,397	$1	$(10)	$2,388	$33	$2,355
Debt securities of United States government agencies	1,193	—	(5)	1,188	27	1,161
Debt securities issued by the United States Treasury	852	—	(2)	850	55	795
Asset-backed securities	490	—	(1)	489	—	489
Mortgage-backed securities issued by United States government-sponsored enterprises	161	2	(1)	162	—	162
Foreign government bonds	70	—	—	70	—	70
Money market funds	321	—	—	321	321	—
Total	$5,484	$3	$(19)	$5,468	$436	$5,032

The following table provides the breakdown of unrealized losses as of July 30, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Corporate debt securities	$1,243	$(4)	$86	$(1)	$1,329	$(5)
Debt securities issued by United States government agencies	881	(3)	100	(1)	981	(4)
Debt securities issued by the United States Treasury	645	(2)	—	—	645	(2)
Asset-backed securities	304	(1)	—	—	304	(1)
Mortgage-backed securities issued by United States government-sponsored enterprises	40	—	36	(1)	76	(1)
	$3,113	$(10)	$222	$(3)	$3,335	$(13)

The gross unrealized losses related to fixed income securities were due to changes in interest rates. We have determined that the gross unrealized losses on investment securities as of July 30, 2017 are temporary in nature. Currently, we have the intent and ability to hold our investments with impairment indicators until maturity. Net realized gains and losses were not significant for the second quarter and first half of fiscal years 2018 and 2017.

The amortized cost and estimated fair value of cash equivalents and marketable securities, which are primarily debt instruments, are classified as available-for-sale as of July 30, 2017 and January 29, 2017 and are shown below by contractual maturity:

	July 30, 2017		January 29, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Less than 1 year	$3,086	$3,085	$2,209	$2,209
Due in 1 - 5 years	2,423	2,414	3,210	3,194
Mortgage-backed securities issued by United States government-sponsored enterprises not due at a single maturity date	53	53	65	65
Total	$5,562	$5,552	$5,484	$5,468

Note 6 – Fair Value of Financial Assets and Liabilities

The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. We review the fair value hierarchy classification on a quarterly basis. There were no significant transfers between Levels 1 and 2 assets for the second quarter of fiscal year 2018. We did not have any investments classified as Level 3 as of July 30, 2017.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

		Fair Value at
	Pricing Category	July 30, 2017	January 29, 2017
		(In millions)
Assets
Cash equivalents and marketable securities:
Corporate debt securities	Level 2	$1,660	$2,388
Debt securities of United States government agencies	Level 2	$1,026	$1,188
Debt securities issued by the United States Treasury	Level 2	$656	$850
Asset-backed securities	Level 2	$329	$489
Mortgage-backed securities issued by United States government-sponsored enterprises	Level 2	$154	$162
Foreign government bonds	Level 2	$64	$70
Money market funds	Level 1	$1,663	$321

Liabilities
Current liability:
1.00% Convertible Senior Notes (1)	Level 2	$693	$4,474
Other noncurrent liabilities:
2.20% Notes Due 2021 (1)	Level 2	$996	$975
3.20% Notes Due 2026 (1)	Level 2	$1,000	$961
Interest rate swap (2)	Level 2	$5	$2

(1)
The remaining 1.00% Convertible Notes, 2.20% Notes Due 2021, and 3.20% Notes Due 2026 are carried on our Condensed Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount and issuance costs, and are not marked to fair value each period. See Note 11 of these Notes to Condensed Consolidated Financial Statements for additional information.

(2)	Please refer to Note 9 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding our interest rate swap.

Note 7 - Amortizable Intangible Assets

The components of our amortizable intangible assets are as follows:

	July 30, 2017			January 29, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Acquisition-related intangible assets	$193	$(175)	$18	$193	$(167)	$26
Patents and licensed technology	469	(411)	58	468	(390)	78
Total intangible assets	$662	$(586)	$76	$661	$(557)	$104

Amortization expense associated with intangible assets was $14 million and $29 million for the second quarter and first half of fiscal year 2018, respectively, and $18 million and $35 million for the second quarter and first half of fiscal year 2017, respectively. Future amortization expense related to the net carrying amount of intangible assets as of July 30, 2017 is estimated to be $25 million for the remainder of fiscal year 2018, $26 million in fiscal year 2019, $16 million in fiscal year 2020, $8 million in fiscal year 2021, and $1 million in fiscal year 2022 and beyond.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8 - Balance Sheet Components

Certain balance sheet components are as follows:

	July 30,	January 29,
	2017	2017
Inventories:	(In millions)
Raw materials	$294	$252
Work in-process	209	176
Finished goods	352	366
Total inventories	$855	$794

As of July 30, 2017, we had outstanding inventory purchase obligations totaling $1.04 billion.

	July 30,	January 29,
	2017	2017
Accrued and Other Current Liabilities:	(In millions)
Customer related liabilities (1)	$218	$197
Accrued payroll and related expenses	120	137
Deferred revenue (2)	74	85
Coupon interest on debt obligations	20	21
Professional service fees	15	13
Warranty accrual (3)	14	8
Taxes payable	12	4
Accrued royalties	11	7
Accrued restructuring and other charges (4)	10	13
Leases payable	5	4
Contributions payable	4	4
Other	14	14
Total accrued and other current liabilities	$517	$507

(1)	Customer related liabilities include accrued customer programs, such as rebates and marketing development funds.

(2)	Deferred revenue primarily includes customer advances and deferrals related to license and service arrangements.

(3)	Please refer to Note 10 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding warranties.

(4)	Please refer to Note 15 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding restructuring and other charges.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	July 30,	January 29,
	2017	2017
Other Long-Term Liabilities:	(In millions)
Deferred income tax liability	$252	$141
Income tax payable	105	96
Contributions payable	12	9
Employee benefits liability	11	10
Deferred rent	8	6
Licenses payable	7	1
Deferred revenue	6	4
Other	7	4
Total other long-term liabilities	$408	$271

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

We enter into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. We designate these contracts as cash flow hedges and assess the effectiveness of the hedge relationships on a spot to spot basis. Gains or losses on the contracts are recorded in accumulated other comprehensive income (loss) and reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur. The fair value of the contracts as of July 30, 2017 was not significant.

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

The table below presents the notional value of our foreign currency forward contracts:

	Three Months Ended		Six Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
	(In millions)
Designated as cash flow hedges	$89	$61	$163	$96
Not designated for hedge accounting	$69	$13	$120	$13

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of July 30, 2017, the maturities of the designated foreign currency forward contracts were three months or less. We expect to realize all gains and losses deferred into accumulated other comprehensive income (loss) related to foreign currency forward contracts within the next twelve months.

We formally assess, both at inception and on an ongoing basis, whether derivative financial instruments designated for hedge accounting treatment are highly effective. For the second quarter and first half of fiscal years 2018 and 2017, all derivative financial instruments designated for hedge accounting treatment were determined to be highly effective and there were no gains or losses associated with ineffectiveness.

The net change in unrealized gains (losses) on derivative financial instruments designated for hedge accounting treatment was not significant for the second quarter and first half of fiscal years 2018 and 2017.

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

The estimated product returns and estimated product warranty liabilities as of July 30, 2017 and January 29, 2017 were as follows:

	July 30,	January 29,
	2017	2017
	(In millions)
Balance at beginning of period	$8	$11
Additions	8	2
Deductions	(2)	(5)
Balance at end of period	$14	$8

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11 - Debt
Convertible Debt
1.00% Convertible Senior Notes Due 2018
During the second quarter of fiscal year 2018, we paid cash to settle an aggregate of $136 million in principal amount of the Convertible Notes and had $86 million in principal amount outstanding as of July 30, 2017. We also issued 5 million shares of our common stock for the excess conversion value and recognized a loss of $3 million on early conversions of the Convertible Notes. Based on the closing price of our common stock of $164.39 on the last trading day of the second quarter of fiscal year 2018, the if-converted value of the remaining outstanding Convertible Notes as of July 30, 2017 exceeded their principal amount by approximately $619 million. As of July 30, 2017, the conversion rate was 49.8804 shares of common stock per $1,000 principal amount of the Convertible Notes after adjusting for dividend increases (equivalent to an adjusted conversion price of $20.0480 per share of common stock).

Through the second quarter of fiscal year 2018, we settled an aggregate of $1.41 billion in principal amount of the Convertible Notes. Subsequently, we received additional conversion notices for an aggregate of $62 million in principal amount of the Convertible Notes. Settlements of these conversion requests are expected to be completed in the third quarter of fiscal year 2018. The actual number of shares issuable upon conversion will be determined based upon the terms of the Convertible Notes, and we expect to receive an equal number of shares of our common stock under the terms of the Note Hedges.

Holders may convert all or any portion of their Convertible Notes at their option at any time prior to August 1, 2018 under certain circumstances. For example, during any fiscal quarter, if the last reported sale price of the common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day, the Convertible Notes become convertible at the holders' option. As this condition was met, the Convertible Notes first became convertible at the holders' option beginning on the first day of fiscal year 2017 and continue to be convertible at the holders’ option through October 29, 2017.

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

As of July 30, 2017, the carrying value of the Convertible Notes was classified as a current liability and the difference between the principal amount and the carrying value of the Convertible Notes was classified as convertible debt conversion obligation in the mezzanine equity section of our Condensed Consolidated Balance Sheet.

The following table presents the carrying value of the Convertible Notes:

	July 30,	January 29,
	2017	2017
	(In millions)
1.00% Convertible Senior Notes	$86	$827
Unamortized debt discount (1)	(2)	(31)
Net carrying amount	$84	$796

(1) As of July 30, 2017, the remaining period over which the unamortized debt discount will be amortized is 1.3 years.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents interest expense for the contractual interest and the accretion of debt discount and issuance costs related to the Convertible Notes:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2017	2016	2017	2016
	(In millions)
Contractual coupon interest expense	$—	$4	$—	$8
Amortization of debt discount	1	7	2	14
Total interest expense related to Convertible Notes	$1	$11	$2	$22
Note Hedges and Warrants

Concurrently with the issuance of the Convertible Notes, we entered into the Note Hedges. The Note Hedges have an adjusted strike price of $20.0480 per share and allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would deliver and/or pay, respectively, to the holders of the Convertible Notes upon conversion. During the second quarter of fiscal year 2018, we had received 5 million shares of our common stock from the exercise of a portion of the Note Hedges related to the settlement of $136 million in principal amount of the Convertible Notes. Subsequently, we expect to receive additional shares of our common stock related to at least an additional $62 million in principal amount that is expected to settle during the third quarter of fiscal year 2018.

In addition, concurrent with the offering of the Convertible Notes and the purchase of the Note Hedges, we entered into a separate warrant transaction.

In the fourth quarter of fiscal year 2017, we entered into an agreement to terminate  63 million Warrants and, in consideration, we delivered a total of 48 million shares of common stock to the counterparty bank. In the second quarter of fiscal year 2018, we entered into a second agreement to terminate the remaining 12 million Warrants outstanding and, in consideration, we delivered a total of 10 million shares of common stock to the counterparty bank.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The carrying value of our long-term debt and the associated interest rates were as follows:

	Expected Remaining Term (years)	Effective Interest Rate	July 30, 2017	January 29, 2017
			(In millions)
2.20% Notes Due 2021	4.1	2.38%	$1,000	$1,000
3.20% Notes Due 2026	9.1	3.31%	1,000	1,000
Unamortized debt discount and issuance costs			(16)	(17)
Net carrying amount			$1,984	$1,983

Note 12 - Commitments and Contingencies

Operating Lease Financing Arrangement

In fiscal year 2016, we began to construct a new headquarters building in Santa Clara, California, which is currently targeted for completion in the third quarter of fiscal year 2018. We are financing this construction under an off-balance sheet, build-to-suit operating lease arrangement. As a part of this arrangement, we leased the real property we own where the building will be constructed under a 99 year ground lease to a syndicate of banks and concurrently leased back the building under a real property lease.

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

Litigation

Polaris Innovations Limited

On May 16, 2016, Polaris Innovations Limited, or Polaris, a non-practicing entity and wholly-owned subsidiary of Quarterhill Inc. (formerly WiLAN Inc.), filed a complaint in the United States District Court for the Western District of Texas alleging that NVIDIA has infringed and is continuing to infringe six U.S. patents relating to the control of dynamic random-access memory (DRAM). The complaint seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, and costs against NVIDIA. On September 14, 2016, NVIDIA answered the Polaris Complaint and asserted various defenses including non-infringement and invalidity of the six Polaris patents.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On December 5, 2016, the Texas Court granted NVIDIA’s motion to transfer and ordered the case transferred to the Northern District of California. The California Court has not set a trial date.

On December 7, 2016, NVIDIA filed a petition for inter partes review with the United States Patent and Trademark Office (USPTO) challenging the validity of U.S. Patent No. 7,886,122, which is asserted by Polaris in that California district court litigation. On December 19, 2016, NVIDIA filed an inter partes review request with the USPTO challenging the validity of U.S. Patent No. 7,124,325, another patent asserted by Polaris. On May 5, 2017, NVIDIA filed an inter partes review request with the USPTO challenging the validity of U.S. Patent No. 8,161,344, another patent asserted by Polaris. On May 30, 2017, NVIDIA filed an inter partes review request with the USPTO challenging the validity of U.S. Patent No. 6,532,505, another patent asserted by Polaris. On June 22, 2017, the USPTO instituted inter partes review of U.S Patent No. 7,886,122. On June 23, 2017, the USPTO denied institution of inter partes review of U.S. Patent No. 7,124,325. On July 25, 2017, NVIDIA filed inter partes requests with the USPTO challenging the validity of U.S. Patent No. 8,207,976, another patent asserted by Polaris. Also on July 25, 2017, NVIDIA filed inter partes requests with the USPTO for U.S. Patent No. 8,161,344 challenging the validity of further claims and an additional inter partes request for U.S. Patent No. 7,124,325. All of the patents that Polaris has asserted in the U.S. litigation are now subject to requests for inter partes review, with institution decisions forthcoming.

On May 9, 2017, NVIDIA filed a Motion to Stay the California action pending final resolution of the inter partes review of U.S. Patents Nos. 7,886,122; 7,124,325; and 8,161,344. On June 15, 2017, the Motion to Stay was granted. The action has now been stayed until December 14, 2017 pending the institution of the inter partes review of these patents.

On December 30, 2016, NVIDIA received notice that Polaris had filed a complaint for patent infringement in Germany. The German case alleges infringement of European Patent No. EP1428225 and German Patent Nos. DE 10223167 and DE 1020066043668. On July 14, 2017, NVIDIA filed defenses to the infringement allegations including non-infringement with respect to each of the three asserted patents. An oral hearing has been scheduled for February 21, 2019.

On March 31, 2017, the German Patent Court acknowledged receipt of nullity actions filed by NVIDIA challenging the validity of EP1428225 and DE 1020066043668. On June 12, 2017, NVIDIA was notified that the nullity actions against EP1428225 and DE 1020066043668 were served on Polaris and that Polaris has filed a formal response opposing each nullity complaint. On July 14, 2017, the German Patent Court acknowledged receipt of a nullity action filed by NVIDIA challenging the validity of DE 10223167. Polaris has not yet responded to this action.

Accounting for Loss Contingencies

While there can be no assurance of favorable outcomes, we believe the claims made by the other party in the above ongoing matters are without merit and we intend to vigorously defend the actions. As of July 30, 2017, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, any possible range of loss in these matters cannot be reasonably estimated at this time. We are engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

Note 13 - Shareholders’ Equity

Capital Return Program

Beginning August 2004, our Board of Directors authorized us, subject to certain specifications, to repurchase shares of our common stock.

During the second quarter and first half of fiscal year 2018, we repurchased a total of 5 million shares for $758 million and made cash dividend payments to our shareholders of $84 million and $166 million, respectively.

Through July 30, 2017, we have repurchased an aggregate of 250 million shares under our share repurchase program for a total cost of $5.35 billion since the inception of the program. All shares delivered from these repurchases have been placed into treasury stock. As of July 30, 2017, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $1.97 billion through December 2020.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Convertible Preferred Stock

As of July 30, 2017 and January 29, 2017, there were no shares of preferred stock outstanding.

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

The “All Other” category presented below represents the revenue and expenses that our CODM does not assign to either the GPU business or the Tegra Processor business for purposes of making operating decisions or assessing financial performance. The revenue includes primarily patent licensing revenue and the expenses include stock-based compensation expense, unallocated cost of revenue and operating expenses, acquisition-related costs, restructuring and other charges, contributions, legal settlement costs, and other non-recurring charges and benefits that our CODM deems to be enterprise in nature.

Our CODM does not review any information regarding total assets on a reportable segment basis. Reportable segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole. The table below presents details of our reportable segments and the “All Other” category.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	GPU	Tegra Processor	All Other	Consolidated
	(In millions)
Three Months Ended July 30, 2017
Revenue	$1,897	$333	$—	$2,230
Depreciation and amortization expense	$29	$9	$11	$49
Operating income (loss)	$761	$71	$(144)	$688

Three Months Ended July 31, 2016
Revenue	$1,196	$166	$66	$1,428
Depreciation and amortization expense	$29	$7	$11	$47
Operating income (loss)	$379	$(14)	$(48)	$317

Six Months Ended July 30, 2017
Revenue	$3,459	$665	$43	$4,167
Depreciation and amortization expense	$57	$18	$21	$96
Operating income (loss)	$1,363	$118	$(239)	$1,242

Six Months Ended July 31, 2016
Revenue	$2,275	$326	$132	$2,733
Depreciation and amortization expense	$57	$14	$21	$92
Operating income (loss)	$727	$(52)	$(114)	$561

	Three Months Ended		Six Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
	(In millions)
Reconciling items included in "All Other" category:
Unallocated revenue	$—	$66	$43	$132
Stock-based compensation expense	(81)	(58)	(158)	(111)
Unallocated cost of revenue and operating expenses	(59)	(49)	(114)	(104)
Acquisition-related costs	(4)	(4)	(8)	(8)
Restructuring and other charges	—	(2)	—	(3)
Contributions	—	(1)	(2)	(4)
Legal settlement costs	—	—	—	(16)
Total	$(144)	$(48)	$(239)	$(114)

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on the invoicing address by geographic regions:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2017	2016	2017	2016
	(In millions)
Revenue:
Taiwan	$674	$505	$1,277	$949
China	481	256	810	504
Other Asia Pacific	420	191	797	351
United States	278	206	631	400
Other Americas	199	103	292	206
Europe	178	167	360	323
Total revenue	$2,230	$1,428	$4,167	$2,733

The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2017	2016	2017	2016
	(In millions)
Revenue:
Gaming	$1,186	$781	$2,213	$1,468
Professional Visualization	235	214	440	403
Datacenter	416	151	825	294
Automotive	142	119	282	232
OEM & IP	251	163	407	336
Total revenue	$2,230	$1,428	$4,167	$2,733

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable for the respective periods, is summarized as follows:

	July 30,	January 29,
	2017	2017
Accounts Receivable:
Customer A	14%	19%

Note 15 - Restructuring and Other Charges

In fiscal year 2016, we began the wind-down of our Icera operations. No restructuring charges were recorded during the second quarter and first half of fiscal year 2018.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table provides a summary of the restructuring activities and related liabilities recorded in accrued liabilities on our Condensed Consolidated Balance Sheets as of July 30, 2017 and January 29, 2017:

	July 30,	January 29,
	2017	2017
	(In millions)
Balance at beginning of period	$13	$23
Restructuring and other charges	—	3
Cash payments	(3)	(13)
Balance at end of period	$10	$13

The majority of the remaining balance of $10 million as of July 30, 2017 is expected to be paid during the next twelve months.

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

NVIDIA, the NVIDIA logo, GeForce, Quadro, Tegra, Tesla, Jetson, NVIDIA DGX, NVIDIA DRIVE, NVIDIA GRID, NVIDIA VRWorks, OptiX, and Pascal are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and other countries. MAXQ® is the registered trademark of Maxim Integrated Products, Inc. Other company and product names may be trademarks of the respective companies with which they are associated.

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

Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

Recent Developments, Future Objectives and Challenges

Second Quarter of Fiscal Year 2018 Summary

	Three Months Ended
	July 30, 2017	April 30, 2017	July 31, 2016	Q/Q	Y/Y
	($ in millions, except per share data)
Revenue	$2,230	$1,937	$1,428	15%	56%
Gross margin	58.4%	59.4%	57.9%	(100) bps	50 bps
Operating expenses	$614	$596	$509	3%	21%
Income from operations	$688	$554	$317	24%	117%
Net income	$583	$507	$261	15%	123%
Net income per diluted share	$0.92	$0.79	$0.41	16%	124%

Revenue for the second quarter of fiscal year 2018 increased 56% year over year and 15% sequentially. Growth was driven by GPUs for gaming, datacenter, and professional visualization, as well as Tegra processors.

GPU business revenue was $1.90 billion, up 59% from a year earlier and up 21% sequentially, led by strength across all platforms, including datacenter, gaming, and professional visualization, along with PC OEM sales. GeForce GPU gaming results were led by continued strong adoption of Pascal-based GeForce GTX gaming platforms. Datacenter revenue (including Tesla, NVIDIA GRID and DGX) was $416 million, up 175% year on year and up 2% sequentially. Datacenter revenue reflects initial shipments of our newest Volta GPU architecture and V100 platform. Datacenter growth was fueled by strong demand by hyperscale and cloud customers for deep learning training and accelerated GPU computing, as well as demand for HPC, DGX AI supercomputing and GRID virtualization platforms. Professional visualization revenue grew 10% year over year and up 15% sequentially to $235 million, led by high-end mobile platforms. Our PC OEM revenue includes GPUs designed for mainstream desktops, notebooks, and cryptocurrency mining. The recent rise in cryptocurrency prices resulted in increased demand in OEM GPU sales.

Tegra processor business revenue, which included gaming development platforms and services, was $333 million, up 101% from a year ago and flat sequentially. Tegra processor business revenue includes system-on-a-chip (SOCs) modules for the Nintendo Switch gaming console and development services. Also included was automotive revenue of $142 million, which was up 19% from a year earlier and up 1% sequentially, incorporating infotainment modules, production DRIVE PX platforms, and development agreements for self-driving cars.

Revenue from our patent license agreement with Intel concluded in the first quarter of fiscal year 2018, when it was $43 million.

Gross margin for the second quarter of fiscal year 2018 was 58.4%, reflecting a sequential decrease associated with the absence of licensing revenue from Intel.

Operating expenses for the second quarter of fiscal year 2018 were $614 million, up 21% from a year earlier and up 3% sequentially, reflecting increased headcount and related costs for our growth initiatives - gaming, artificial intelligence, and autonomous driving.

Income from operations for the second quarter of fiscal year 2018 was $688 million, up 117% from a year earlier and up 24% sequentially. Net income and net income per diluted share for the second quarter of fiscal year 2018 were $583 million and $0.92, respectively, up 123% and 124%, respectively, from a year earlier, fueled by strong revenue growth and improved gross and operating margins.

During the first half of fiscal year 2018, we paid $758 million in share repurchases and $166 million in cash dividends. For fiscal year 2018, we intend to return $1.25 billion to shareholders through ongoing quarterly cash dividends and share repurchases.

Cash, cash equivalents and marketable securities were $5.88 billion as of July 30, 2017, compared with $6.21 billion at the end of the prior quarter. The sequential decrease was primarily related to share repurchases made under our capital return program.

GPU Business

During the second quarter of fiscal year 2018, we introduced Max-Q, a design approach to make gaming laptops thinner, quieter, and faster. For our datacenter platform, we announced and began shipping NVIDIA Tesla V100 GPU accelerators, the first GPU based on the new Volta architecture; unveiled a new lineup of NVIDIA DGX AI supercomputers; and disclosed that the world’s 13 most energy-efficient supercomputers on the Green 500 list run on NVIDIA Tesla accelerators. For our professional visualization platform, we introduced Project Holodeck, a photorealistic, collaborative VR environment; launched external GPU support for creative professionals; and released the NVIDIA Optix 5.0 and NVIDIA VRWorks 360 Video software development kits.

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

Tegra Processor Business

During the second quarter of fiscal year 2018, we announced that Toyota selected NVIDIA DRIVE PX for its next-generation autonomous cars; Volvo and Autoliv selected DRIVE PX for self-driving cars targeted to hit the market by 2021; ZF and HELLA, two leading automotive suppliers, announced a system based on DRIVE PX to deliver the highest NCAP safety ratings for cars; and Baidu announced that its Project Apollo open-source self-driving platform for the China market will use DRIVE PX. We also introduced the NVIDIA Isaac robot simulator for training intelligent machines in simulated real-world conditions before deployment; and announced the NVIDIA Metropolis platform, used by more than 50 partners to make cities safer and smarter by applying deep learning to surveillance video streams.

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

	Three Months Ended		Six Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	41.6	42.1	41.2	42.3
Gross profit	58.4	57.9	58.8	57.7
Operating expenses
Research and development	18.7	24.5	19.8	25.5
Sales, general and administrative	8.9	11.0	9.2	11.6
Restructuring and other charges	—	0.1	—	0.1
Total operating expenses	27.6	35.6	29.0	37.2
Income from operations	30.9	22.2	29.8	20.5
Interest income	0.7	0.8	0.7	0.8
Interest expense	(0.7)	(0.8)	(0.7)	(0.8)
Other, net	(0.2)	—	(0.5)	(0.1)
Total other income (expense)	(0.2)	—	(0.5)	(0.1)
Income before income tax expense	30.7	22.2	29.3	20.4
Income tax expense	4.5	3.9	3.1	3.3
Net income	26.2%	18.3%	26.2%	17.1%

Revenue

Revenue by Reportable Segments

	Three Months Ended				Six Months Ended
	July 30, 2017	July 31, 2016	$ Change	% Change	July 30, 2017	July 31, 2016	$ Change	% Change
	($ in millions)
GPU	$1,897	$1,196	$701	59%	$3,459	$2,275	$1,184	52%
Tegra Processor	333	166	167	101%	665	326	339	104%
All Other	—	66	(66)	(100)%	43	132	(89)	(67)%
Total	$2,230	$1,428	$802	56%	$4,167	$2,733	$1,434	52%

GPU Business. GPU business revenue increased by 59% for the second quarter of fiscal year 2018 compared to the second quarter of fiscal year 2017. This increase was due primarily to increased revenue from sales of GeForce GPU products for gaming, which increased over 30%, reflecting continued strong demand for our Pascal-based GPU products. Datacenter revenue, including Tesla, GRID and DGX, increased 175%, reflecting strong demand for hyperscale and cloud customers for deep learning training and accelerated GPU computing as well as demand for DGX AI supercomputing and GRID virtualization platforms. Revenue from Quadro GPUs for professional visualization increased 10% due primarily to higher sales of high-end mobile workstation products. Our PC OEM revenue increased by approximately 200% due primarily to strong demand for GPU products targeted for use in cryptocurrency mining.

GPU business revenue increased by 52% in the first half of fiscal year 2018 compared to the first half of fiscal year 2017. This increase was due primarily to increased revenue from sales of GeForce GPU products for gaming, which increased over 30%, reflecting continued strong demand for our Pascal-based GPU products. Datacenter revenue, including Tesla, GRID and DGX, increased 180%, reflecting strong demand for hyperscale and cloud customers for deep learning training and accelerated GPU computing as well as demand for DGX AI supercomputing and GRID virtualization platforms. Revenue from Quadro GPUs for professional visualization increased 9% due primarily to higher sales in both desktop and mobile workstation products. Revenue from GeForce GPU products for mainstream PC OEMs increased by over 90% due primarily to strong demand for GPU products targeted for use in cryptocurrency mining.

Tegra Processor Business. Tegra Processor business revenue increased by 101% for the second quarter of fiscal year 2018 compared to the second quarter of fiscal year 2017. This was driven by an increase of over 800% in revenue from gaming development platforms and services, and an increase of 19% in automotive revenue, primarily from infotainment modules.

Tegra Processor business revenue increased by 104% in the first half of fiscal year 2018 compared to the first half of fiscal year 2017. This was driven by an increase of over 850% in revenue from gaming development platforms and services, and an increase of over 20% in sales of Tegra products serving automotive systems, primarily from infotainment modules compared to last year.

All Other. Our patent license agreement with Intel concluded in the first quarter of fiscal year 2018. For the first half of fiscal year 2018, we recognized related revenue of $43 million, down from $132 million for the first half of fiscal year 2017.

Concentration of Revenue

Revenue from sales to customers outside of the United States and Other Americas accounted for 79% and 78% of total revenue for the second quarter and first half of fiscal year 2018, respectively. Revenue from sales to customers outside of the United States and Other Americas accounted for 78% of total revenue for both the second quarter and first half of fiscal year 2017. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.

Gross Margin

Our overall gross margin increased to 58.4% for the second quarter of fiscal year 2018 from 57.9% for the second quarter of fiscal year 2017, and increased to 58.8% for the first half of fiscal year 2018 from 57.7% for the first half of fiscal year 2017. These increases were primarily due to the growth in GPU business revenue from our Datacenter platforms, increased sales of GeForce GTX products for gaming, and improved gross margins in our Tegra Processor business. These increases were partially offset by the absence of licensing revenue from Intel.
Inventory provision costs totaled $13 million and $5 million for the second quarter of fiscal years 2018 and 2017, respectively, unfavorably impacting our gross margin by 0.6% and 0.3%, respectively. Sales of inventory that was previously written-off or written-down totaled $9 million and $12 million for the second quarter of fiscal years 2018 and 2017, respectively, favorably impacting our gross margin by 0.4% and 0.9%, respectively. As a result, the overall net effect on our gross margin from charges for inventory provision costs and sales of items previously written-off or written-down was a 0.2% unfavorable impact for the second quarter of fiscal year 2018 and a 0.5% favorable impact for the second quarter of fiscal year 2017.

Inventory provision costs totaled $16 million and $27 million for the first half of fiscal years 2018 and 2017, respectively, unfavorably impacting our gross margin by 0.4% and 1.0%, respectively. Sales of inventory that was previously written-off or written-down totaled $22 million and $20 million for the first half of fiscal years 2018 and 2017, respectively, favorably impacting our gross margin by 0.5% and 0.7%, respectively. As a result, the overall net effect on our gross margin from charges for inventory provision costs and sales of items previously written-off or written-down was a 0.2% favorable impact for the first half of fiscal year 2018 and a 0.3% unfavorable impact for the first half of fiscal year 2017.

A discussion of our gross margin results for each of our reportable segments is as follows:

GPU Business. The gross margin of our GPU business increased during the second quarter and first half of fiscal year 2018 compared to the second quarter and first half of fiscal year 2017. GPU margins increased primarily due to revenue growth in Datacenter driven by strong demand for Tesla products by hyperscale and cloud customers for deep learning training and accelerated GPU computing as well as demand for DGX AI supercomputing and GRID virtualization platforms and strong sales of our GeForce GTX gaming products.

Tegra Processor Business. The gross margin of our Tegra Processor business increased during the second quarter and first half of fiscal year 2018 compared to the second quarter and first half of fiscal year 2017. The increase in Tegra margins was due primarily to strong sales of Tegra products serving automotive systems.

Operating Expenses

	Three Months Ended				Six Months Ended
	July 30, 2017	July 31, 2016	$ Change	% Change	July 30, 2017	July 31, 2016	$ Change	% Change
	($ in millions)
Research and development expenses	$416	$350	$66	19%	$827	$697	$130	19%
Sales, general and administrative expenses	198	157	41	26%	383	316	67	21%
Restructuring and other charges	—	2	(2)	(100)%	—	3	(3)	(100)%
Total operating expenses	$614	$509	$105	21%	$1,210	$1,016	$194	19%
Research and development expenses as a percentage of net revenue	19%	25%			20%	26%
Sales, general and administrative expenses as a percentage of net revenue	9%	11%			9%	12%
Restructuring and other charges as a percentage of net revenue	—%	—%			—%	—%

Research and Development

Research and development expenses increased by 19% during the second quarter and first half of fiscal year 2018 compared to the second quarter and first half of fiscal year 2017, driven primarily by employee additions and increases in employee compensation and other related costs, including stock-based compensation expense.

Sales, General and Administrative

Sales, general and administrative expenses increased by 26% during the second quarter of fiscal year 2018 compared to the second quarter of fiscal year 2017, driven primarily by employee additions and increases in employee compensation and other related costs, including stock-based compensation expense.

Sales, general and administrative expenses increased by 21% during the first half of fiscal year 2018 compared to the first half of fiscal year 2017, driven primarily by employee additions and increases in employee compensation and other related costs, including stock-based compensation expense. Offsetting these increases was a decrease in outside professional fees of $11 million resulting from the resolution of our intellectual property disputes with Samsung and Qualcomm.

Restructuring and Other Charges

In the second quarter of fiscal year 2016, we began the wind-down of our Icera operations. No restructuring charges were recorded during the second quarter and first half of fiscal year 2018. Please refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for further discussion.

Total Other Income (Expense)

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $15 million and $12 million during the second quarter of fiscal years 2018 and 2017, respectively, and $31 million and $23 million during the first half of fiscal years 2018 and 2017, respectively. The increase in interest income was primarily due to higher average cash balances invested in interest bearing securities, as well as higher purchased yields.

Interest expense is primarily comprised of coupon interest and debt discount amortization related to the 2.20% Notes Due 2021 and 3.20% Notes Due 2026 issued in September 2016, and the Convertible Notes issued in December 2013. Interest expense was $15 million and $12 million during the second quarter of fiscal years 2018 and 2017, respectively, and $31 million and $23 million during the first half of fiscal years 2018 and 2017, respectively.

Other, Net

Other, net, consists primarily of realized gains and losses from the sale of marketable securities, sales or impairments of investments in non-affiliated companies, losses on early debt conversions of the Convertible Notes, and the impact of changes in foreign currency rates. Other, net, was an expense of $4 million during the second quarter of fiscal year 2018 and $21 million during the first half of fiscal year 2018, consisting primarily of $3 million and $17 million of losses recognized from early conversions of the Convertible Notes during the second quarter and first half of fiscal year 2018, respectively. Other, net, was not significant during the second quarter or first half of fiscal year 2017.

Income Taxes

We recognized income tax expense of $101 million and $130 million for the second quarter and first half of fiscal year 2018, respectively, and $56 million and $89 million for the second quarter and first half of fiscal year 2017, respectively. Income tax expense as a percentage of income before income tax was 14.8% and 10.7% for the second quarter and first half of fiscal year 2018, respectively, and 17.6% and 15.9% for the second quarter and first half of fiscal year 2017, respectively.

The decrease in our effective tax rate in the second quarter and first half of fiscal year 2018 as compared to the same periods in the prior fiscal year primarily reflects the recognition of tax benefits related to stock-based compensation and a proportional decrease in the amount of earnings subject to United States tax.

Please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information.

Liquidity and Capital Resources

	July 30, 2017	January 29, 2017
	(In millions)
Cash and cash equivalents	$1,988	$1,766
Marketable securities	3,889	5,032
Cash, cash equivalents and marketable securities	$5,877	$6,798

	Six Months Ended
	July 30, 2017	July 31, 2016
	(In millions)
Net cash provided by operating activities	$987	$519
Net cash provided by (used in) investing activities	$1,016	$(93)
Net cash used in financing activities	$(1,781)	$(596)

As of July 30, 2017, we had $5.88 billion in cash, cash equivalents and marketable securities, a decrease of $921 million from the end of fiscal year 2017. Our portfolio of cash equivalents and marketable securities is managed on our behalf by several financial institutions. Our portfolio managers are required to follow our investment policy, which requires the purchase of high grade investment securities, the diversification of asset types, and certain limits on our portfolio duration.

Cash provided by operating activities increased in the first half of fiscal year 2018 compared to the first half of fiscal year 2017, primarily due to higher net income, partially offset by changes in working capital.

Cash provided by investing activities increased in the first half of fiscal year 2018 compared to the first half of fiscal year 2017, primarily due to lower purchases of marketable securities.

Cash used in financing activities increased in the first half of fiscal year 2018 compared to the first half of fiscal year 2017, primarily due to repayments of Convertible Notes, higher share repurchases and payments related to employee stock plans.

Liquidity

Our primary sources of liquidity are our cash and cash equivalents, our marketable securities, and the cash generated by our operations. As of July 30, 2017 and January 29, 2017, we had $5.88 billion and $6.80 billion, respectively, in cash, cash equivalents and marketable securities. Our marketable securities consist principally of debt securities of corporations and United States government and its agencies, asset-backed securities, mortgage-backed securities issued by government-sponsored enterprises, money market funds and foreign government bonds. These investments are denominated in United States dollars. Our investment policy requires the purchase of high grade investment securities and the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of July 30, 2017, we were in compliance with our investment policy. As of July 30, 2017, our investments in government agencies and government-sponsored enterprises represented 33% of our total investment portfolio, while the financial sector accounted for 18% of our total investment portfolio. All of our investments are in A/A3 or better rated securities.

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

Capital Return to Shareholders

Dividend payments and share repurchases must be made from cash held in the United States. During the second quarter and first half of fiscal year 2018, we repurchased a total of 5 million shares for $758 million and made cash dividend payments to our shareholders of $84 million and $166 million, respectively.

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

Convertible Notes

In December 2013, we issued $1.50 billion of Convertible Notes that mature in December 2018 unless repurchased or converted prior to such date. The Convertible Notes first became convertible at the holders’ option beginning on the first day of fiscal year 2017. We have utilized U.S. cash to settle an aggregate of $1.41 billion in principal amount of the Convertible Notes through the second quarter of fiscal year 2018 and we have received additional conversion notices for an aggregate of $62 million in principal amount, which are expected to be settled in the third quarter of fiscal year 2018. Please refer to Note 11 of the Notes to the Condensed Consolidated Financial Statements for further discussion.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

We are constructing a new headquarters building in Santa Clara, California, which is currently targeted for completion in the third quarter of fiscal year 2018. We are financing this construction under an off-balance sheet, build-to-suit operating lease arrangement. The banks have committed to fund up to $380 million of costs relating to construction. Once construction is complete, the lease balance will remain static at the completed cost for the remaining duration of the lease term. During construction, accrued interest will be capitalized into the lease balance. Following construction, we will pay rent in the form of interest. The lease has an initial 7.5 year term expiring in December 2022, consisting of an approximately 2.5 year construction period followed by a 5 year lease term. We have the option to renew this lease for up to three additional 5 year periods, subject to approval by the banks. During the term of the lease, we may elect to purchase the headquarters building for the amount of the banks’ investment in the building and any accrued but unpaid rent. At the end of the lease term, we may elect to buy the building for the outstanding balance on the maturity date or arrange for the cash sale of the building to an unaffiliated third party. The aggregate guarantee made by us under the lease is no more than 87.5% of the costs incurred in connection with the construction of the building. Please refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for a discussion regarding our operating lease financing arrangement.

Contractual Obligations

As of July 30, 2017, we had outstanding inventory purchase obligations totaling $1.04 billion. Except as described above with respect to the Convertible Notes and the Notes, there were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

Financial market risks related to investment and interest rate risk are described in our 2017 Annual Report on Form 10-K. As of July 30, 2017, there have been no material changes to the financial market risks described as of January 29, 2017.

Foreign Exchange Rate Risk

The impact of foreign currency transactions related to foreign exchange rate risk is described in our 2017 Annual Report on Form 10-K. As of July 30, 2017, there have been no material changes to the foreign exchange rate risks described as of January 29, 2017.

Please see Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of July 30, 2017, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Through July 30, 2017, we have repurchased an aggregate of 250 million shares under our share repurchase program for a total cost of $5.35 billion since the inception of the program. All shares delivered from these repurchases have been placed into treasury stock. As of July 30, 2017, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $1.97 billion through December 2020. For fiscal year 2018, we intend to return $1.25 billion to our shareholders through ongoing quarterly cash dividends and share repurchases.

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

The following table presents details of our share repurchase transactions during the second quarter of fiscal year 2018:

Period	Total Number of Shares Purchased (In millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (In millions)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In billions)
May 1, 2017 - May 28, 2017	—	$—	—	$2.73
May 29, 2017 - June 25, 2017	3	$151.11	3	$2.27
June 26, 2017 - July 30, 2017	2	$150.13	2	$1.97
Total	5		5

Transactions Related to our Convertible Notes and Note Hedges

During the second quarter of fiscal year 2018, we issued an aggregate of 5 million shares of our common stock upon settlement of Convertible Notes submitted for conversion. In connection with these conversions, we exercised a portion of our Note Hedges to acquire shares of our common stock. The counterparty to the Note Hedges may be deemed an “affiliated purchaser” and may have purchased the shares of our common stock deliverable to us upon this exercise of our option.

During the third quarter of fiscal year 2018, we expect to settle at least an aggregate of $62 million in principal amount, and issue shares of our common stock for the excess conversion value, related to the Convertible Notes that were submitted for conversion. The actual number of shares issuable upon conversion will be determined based upon the terms of the Convertible Notes, and we expect to receive an equal number of shares of our common stock under the terms of the Note Hedges. Please refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the Convertible Notes and the Note Hedges.

Restricted Stock Unit Share Withholding

We also withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our equity incentive program. During the first half of fiscal year 2018, we withheld approximately 2 million shares at a total cost of $190 million through net share settlements. Please refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plans.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1	Second Termination Agreement, dated as of June 2, 2017, by and between NVIDIA Corporation and Goldman Sachs & Co. LLC	8-K	000-23985	10.1	June 5, 2017
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 23, 2017

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)