Form 10-Q
period 2017-10-29
NVIDIA CORP
filed 2017-11-21
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2017
OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-23985
NVIDIA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3177549
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
2788 San Tomas Expressway
Santa Clara, California 95051
(408) 486-2000
(Address, including zip code, and telephone number,
including area code, of principal executive offices)

2701 San Tomas Expressway, Santa Clara, CA, 95050
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

The number of shares of common stock, $0.001 par value, outstanding as of November 17, 2017, was 606 million.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED October 29, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2017	2016	2017	2016

Revenue	$2,636	$2,004	$6,803	$4,737
Cost of revenue	1,067	821	2,782	1,977
Gross profit	1,569	1,183	4,021	2,760
Operating expenses
Research and development	462	373	1,290	1,069
Sales, general and administrative	212	171	594	487
Restructuring and other charges	—	—	—	3
Total operating expenses	674	544	1,884	1,559
Income from operations	895	639	2,137	1,201
Interest income	17	14	48	37
Interest expense	(15)	(16)	(46)	(39)
Other, net	(1)	(16)	(22)	(19)
Total other income (expense)	1	(18)	(20)	(21)
Income before income tax expense	896	621	2,117	1,180
Income tax expense	58	79	189	168
Net income	$838	$542	$1,928	$1,012

Net income per share:
Basic	$1.39	$1.01	$3.23	$1.89
Diluted	$1.33	$0.83	$3.05	$1.59

Weighted average shares used in per share computation:
Basic	603	538	597	536
Diluted	628	653	633	636

Cash dividends declared and paid per common share	$0.140	$0.115	$0.420	$0.345

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2017	2016	2017	2016

Net income	$838	$542	$1,928	$1,012
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Net unrealized gain (loss)	(3)	(10)	2	1
Reclassification adjustments for net realized gain (loss) included in net income	1	—	1	1
Net change in unrealized gain (loss)	(2)	(10)	3	2
Cash flow hedges:
Net unrealized gain (loss)	(1)	2	(3)	(3)
Reclassification adjustments for net realized gain (loss) included in net income	1	—	3	—
Net change in unrealized gain (loss)	—	2	—	(3)
Other comprehensive income (loss), net of tax	(2)	(8)	3	(1)
Total comprehensive income	$836	$534	$1,931	$1,011

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	October 29,	January 29,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$2,802	$1,766
Marketable securities	3,518	5,032
Accounts receivable, net	1,167	826
Inventories	857	794
Prepaid expenses and other current assets	135	118
Total current assets	8,479	8,536
Property and equipment, net	600	521
Goodwill	618	618
Intangible assets, net	63	104
Other assets	70	62
Total assets	$9,830	$9,841

LIABILITIES, CONVERTIBLE DEBT CONVERSION OBLIGATION AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$511	$485
Accrued and other current liabilities	493	507
Convertible short-term debt	23	796
Total current liabilities	1,027	1,788
Long-term debt	1,985	1,983
Other long-term liabilities	464	271
Capital lease obligations, long-term	1	6
Total liabilities	3,477	4,048
Commitments and contingencies - see Note 12
Convertible debt conversion obligation	1	31
Shareholders’ equity:
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	5,219	4,708
Treasury stock, at cost	(6,614)	(5,039)
Accumulated other comprehensive loss	(14)	(16)
Retained earnings	7,760	6,108
Total shareholders' equity	6,352	5,762
Total liabilities, convertible debt conversion obligation and shareholders' equity	$9,830	$9,841

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	October 29,	October 30,
	2017	2016
Cash flows from operating activities:
Net income	$1,928	$1,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145	140
Stock-based compensation expense	265	176
Deferred income taxes	158	146
Amortization of debt discount	3	20
Loss on early debt conversions	19	15
Net loss (gain) on sale and disposal of long-lived assets and investments	1	(2)
Other	11	8
Changes in operating assets and liabilities:
Accounts receivable	(342)	(328)
Inventories	(61)	(261)
Prepaid expenses and other assets	(26)	(28)
Accounts payable	27	218
Accrued and other current liabilities	(15)	(136)
Other long-term liabilities	31	(29)
Net cash provided by operating activities	2,144	951
Cash flows from investing activities:
Proceeds from sales of marketable securities	802	1,239
Proceeds from maturities of marketable securities	739	712
Proceeds from sale of long-lived assets and investments	—	6
Purchases of marketable securities	(36)	(2,249)
Purchases of property and equipment and intangible assets	(177)	(125)
Investment in non-affiliates	(26)	(3)
Net cash provided by (used in) investing activities	1,302	(420)
Cash flows from financing activities:
Proceeds from issuance of debt	—	1,988
Payments related to repurchases of common stock	(909)	(509)
Repayment of Convertible Notes	(803)	(444)
Dividends paid	(250)	(185)
Proceeds related to employee stock plans	132	148
Payments related to tax on restricted stock units	(577)	(177)
Other	(3)	(8)
Net cash provided by (used in) financing activities	(2,410)	813
Change in cash and cash equivalents	1,036	1,344
Cash and cash equivalents at beginning of period	1,766	596
Cash and cash equivalents at end of period	$2,802	$1,940

Other non-cash investing activity:
Assets acquired by assuming related liabilities	$20	$25

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

Fiscal Year

We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2018 and 2017 are both 52-week years. The third quarter of fiscal years 2018 and 2017 were both 13-week quarters.

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

Recent Accounting Pronouncements Not Yet Adopted

In January 2016, the FASB issued an accounting standards update to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in the fair value of our equity investments, with certain exceptions, to be recognized through net income rather than other comprehensive income. The update will be effective for us beginning in our first quarter of fiscal year 2019. While we are still finalizing our analysis to quantify the adoption impact of the provisions of the new standard, we do not expect it to have a material impact on our consolidated financial statements.

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

The FASB issued an accounting standards update that creates a single source of revenue guidance under U.S. GAAP for all companies, in all industries. We expect to adopt this guidance beginning in our first quarter of fiscal year 2019 using the modified retrospective approach. Given the scope of work required to implement the recognition and disclosure requirements under the new guidance, we have made progress in and continue to assess changes in policies, processes, systems and controls necessary to meet the additional requirements of the guidance. While we are still finalizing our analysis to quantify the adoption impact of the provisions of the new standard, we do not expect it to have a material impact on our consolidated financial statements.

Note 2 - Stock-Based Compensation

Our stock-based compensation expense is associated with stock options, restricted stock units, or RSUs, performance stock units that are based on our corporate financial performance targets, or PSUs, performance stock units that are based on market conditions, or market-based PSUs, and our employee stock purchase plan, or ESPP.

Our Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended		Nine Months Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
	(In millions)
Cost of revenue	$6	$2	$14	$10
Research and development	61	36	146	95
Sales, general and administrative	40	27	105	71
Total	$107	$65	$265	$176

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Equity Award Activity

The following is a summary of equity award transactions under our equity incentive plans:

	RSUs, PSUs, and Market-based PSUs Outstanding		Options Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share	Number of Shares	Weighted Average Exercise Price Per Share
	(In millions, except per share data)
Balances, January 29, 2017	27	$32.84	7	$14.47
Granted (1) (2)	6	$142.34	—	$—
Exercised	—	$—	(2)	$14.46
Vested	(10)	$26.88	—	$—
Balances, October 29, 2017	23	$64.42	5	$14.47

(1)
Includes PSUs that will be issued and eligible to vest if the corporate financial performance maximum target level for fiscal year 2018 is achieved. Depending on the actual level of achievement of the corporate performance target at the end of fiscal year 2018, the PSUs issued could be up to 0.6 million shares.

(2)
Includes market-based PSUs that will be issued and eligible to vest if the maximum target for total shareholder return, or TSR, over the 3-year measurement period is achieved. Depending on the ranking of our TSR compared to the respective TSRs of the companies comprising the Standard & Poor’s 500 Index during that period, the market-based PSUs issued could be up to 0.1 million shares.

Of the total fair value of equity awards granted during the third quarter and first nine months of fiscal year 2018, we estimated that the stock-based compensation expense related to equity awards that are not expected to vest was $105 million and $144 million, respectively. Of the total fair value of equity awards granted during the third quarter and first nine months of fiscal year 2017, we estimated that the stock-based compensation expense related to equity awards that are not expected to vest was $72 million and $89 million, respectively.

The following summarizes the aggregate unearned stock-based compensation expense and estimated weighted average amortization period as of October 29, 2017 and January 29, 2017:

	October 29,	January 29,
	2017	2017
	(In millions)
Aggregate unearned stock-based compensation expense	$1,153	$627

Estimated weighted average remaining amortization period	(In years)
Stock options	—	0.5
RSUs, PSUs, and market-based PSUs	2.5	2.6
ESPP	0.7	0.6

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3 – Net Income Per Share

The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2017	2016	2017	2016
	(In millions, except per share data)
Numerator:
Net income	$838	$542	$1,928	$1,012
Denominator:
Basic weighted average shares	603	538	597	536
Dilutive impact of outstanding securities:
Equity awards	23	27	24	25
1.00% Convertible Senior Notes	2	45	7	42
Warrants issued with the 1.00% Convertible Senior Notes	—	43	5	33
Diluted weighted average shares	628	653	633	636
Net income per share:
Basic (1)	$1.39	$1.01	$3.23	$1.89
Diluted (2)	$1.33	$0.83	$3.05	$1.59
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	3	7	4	9

(1)	Calculated as net income divided by basic weighted average shares.

(2)	Calculated as net income divided by diluted weighted average shares.

The 1.00% Convertible Senior Notes, or the Convertible Notes, are included in the calculation of diluted net income per share. The Convertible Notes have a dilutive impact on net income per share if our average stock price for the reporting period exceeds the adjusted conversion price of $20.0410 per share. The warrants associated with our Convertible Notes, or the Warrants, outstanding are also included in the calculation of diluted net income per share.

For the third quarter and first nine months of fiscal year 2018, our average stock price was $176.20 and $142.18, respectively, which exceeded the adjusted conversion price, causing the Convertible Notes to have a dilutive impact for these periods. Our average stock price for the first nine months of fiscal year 2018 also exceeded the adjusted strike price, causing the Warrants to have a dilutive impact. All outstanding Warrants were terminated by the second quarter of fiscal year 2018.

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

Note 4 – Income Taxes

We recognized income tax expense of $58 million and $189 million for the third quarter and first nine months of fiscal year 2018, respectively, and $79 million and $168 million for the third quarter and first nine months of fiscal year 2017, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income tax expense as a percentage of income before income tax for the third quarter and first nine months of fiscal year 2018 was 6.5% and 8.9%, respectively, and 12.8% and 14.2% for the third quarter and first nine months of fiscal year 2017, respectively.

The decrease in our effective tax rate for the third quarter and first nine months of fiscal year 2018 as compared to the same periods in the prior fiscal year primarily reflects the recognition of greater tax benefits related to stock-based compensation and a proportional decrease in the amount of earnings subject to United States tax.

Our effective tax rates for the first nine months of fiscal years 2018 and 2017 of 8.9% and 14.2%, respectively, were lower than the U.S. federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the U.S. federal statutory tax rate, tax benefits related to stock-based compensation, and the benefit of the U.S. federal research tax credit.

For the first nine months of fiscal year 2018, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions. Additionally, there have been no material changes to our unrecognized tax benefits and any related interest or penalties since the fiscal year ended January 29, 2017.

While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon review, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of October 29, 2017, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

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

We performed an impairment review of our investment portfolio as of October 29, 2017. Based on our quarterly impairment review, we concluded that our investments were appropriately valued and that no other-than-temporary impairment charges were necessary on our portfolio of available-for-sale investments as of October 29, 2017.

The following is a summary of cash equivalents and marketable securities as of October 29, 2017 and January 29, 2017:

	October 29, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities
	(In millions)
Corporate debt securities	$1,515	$—	$(5)	$1,510	$—	$1,510
Debt securities of United States government agencies	907	—	(5)	902	—	902
Debt securities issued by the United States Treasury	638	—	(3)	635	—	635
Asset-backed securities	289	—	(1)	288	—	288
Mortgage-backed securities issued by United States government-sponsored enterprises	140	2	(1)	141	—	141
Foreign government bonds	42	—	—	42	—	42
Money market funds	2,609	—	—	2,609	2,609	—
Total	$6,140	$2	$(15)	$6,127	$2,609	$3,518

	January 29, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities
	(In millions)
Corporate debt securities	$2,397	$1	$(10)	$2,388	$33	$2,355
Debt securities of United States government agencies	1,193	—	(5)	1,188	27	1,161
Debt securities issued by the United States Treasury	852	—	(2)	850	55	795
Asset-backed securities	490	—	(1)	489	—	489
Mortgage-backed securities issued by United States government-sponsored enterprises	161	2	(1)	162	—	162
Foreign government bonds	70	—	—	70	—	70
Money market funds	321	—	—	321	321	—
Total	$5,484	$3	$(19)	$5,468	$436	$5,032

The following table provides the breakdown of unrealized losses as of October 29, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Corporate debt securities	$867	$(3)	$407	$(2)	$1,274	$(5)
Debt securities issued by United States government agencies	666	(3)	236	(2)	902	(5)
Debt securities issued by the United States Treasury	509	(2)	126	(1)	635	(3)
Asset-backed securities	233	(1)	44	—	277	(1)
Mortgage-backed securities issued by United States government-sponsored enterprises	26	—	36	(1)	62	(1)
	$2,301	$(9)	$849	$(6)	$3,150	$(15)

The gross unrealized losses related to fixed income securities were due to changes in interest rates. We have determined that the gross unrealized losses on investment securities as of October 29, 2017 are temporary in nature. Currently, we have the intent and ability to hold our investments with impairment indicators until maturity. Net realized gains and losses were not significant for the third quarter and first nine months of fiscal years 2018 and 2017.

The amortized cost and estimated fair value of cash equivalents and marketable securities, which are primarily debt instruments, are classified as available-for-sale as of October 29, 2017 and January 29, 2017 and are shown below by contractual maturity:

	October 29, 2017		January 29, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Less than 1 year	$4,074	$4,072	$2,209	$2,209
Due in 1 - 5 years	2,024	2,013	3,210	3,194
Mortgage-backed securities issued by United States government-sponsored enterprises not due at a single maturity date	42	42	65	65
Total	$6,140	$6,127	$5,484	$5,468

Note 6 – Fair Value of Financial Assets and Liabilities

The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. We review the fair value hierarchy classification on a quarterly basis. There were no significant transfers between Levels 1 and 2 assets for the third quarter of fiscal year 2018. We did not have any investments classified as Level 3 as of October 29, 2017.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

		Fair Value at
	Pricing Category	October 29, 2017	January 29, 2017
		(In millions)
Assets
Cash equivalents and marketable securities:
Corporate debt securities	Level 2	$1,510	$2,388
Debt securities of United States government agencies	Level 2	$902	$1,188
Debt securities issued by the United States Treasury	Level 2	$635	$850
Asset-backed securities	Level 2	$288	$489
Mortgage-backed securities issued by United States government-sponsored enterprises	Level 2	$141	$162
Foreign government bonds	Level 2	$42	$70
Money market funds	Level 1	$2,609	$321

Liabilities
Current liability:
1.00% Convertible Senior Notes (1)	Level 2	$245	$4,474
Other noncurrent liabilities:
2.20% Notes Due 2021 (1)	Level 2	$996	$975
3.20% Notes Due 2026 (1)	Level 2	$1,007	$961
Interest rate swap (2)	Level 2	$3	$2

(1)
The remaining 1.00% Convertible Senior Notes, 2.20% Notes Due 2021, and 3.20% Notes Due 2026 are carried on our Condensed Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount and issuance costs, and are not marked to fair value each period. See Note 11 of these Notes to Condensed Consolidated Financial Statements for additional information.

(2)	Please refer to Note 9 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding our interest rate swap.

Note 7 - Amortizable Intangible Assets

The components of our amortizable intangible assets are as follows:

	October 29, 2017			January 29, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Acquisition-related intangible assets	$193	$(178)	$15	$193	$(167)	$26
Patents and licensed technology	469	(421)	48	468	(390)	78
Total intangible assets	$662	$(599)	$63	$661	$(557)	$104

Amortization expense associated with intangible assets was $13 million and $42 million for the third quarter and first nine months of fiscal year 2018, respectively, and $18 million and $53 million for the third quarter and first nine months of fiscal year 2017, respectively. Future amortization expense related to the net carrying amount of intangible assets as of October 29, 2017 is estimated to be $12 million for the remainder of fiscal year 2018, $26 million in fiscal year 2019, $16 million in fiscal year 2020, $8 million in fiscal year 2021, and $1 million in fiscal year 2022 and beyond.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8 - Balance Sheet Components

Certain balance sheet components are as follows:

	October 29,	January 29,
	2017	2017
Inventories:	(In millions)
Raw materials	$219	$252
Work in-process	235	176
Finished goods	403	366
Total inventories	$857	$794

As of October 29, 2017, we had outstanding inventory purchase obligations totaling $1.16 billion.

	October 29,	January 29,
	2017	2017
Accrued and Other Current Liabilities:	(In millions)
Customer related liabilities (1)	$177	$197
Accrued payroll and related expenses	153	137
Deferred revenue (2)	65	85
Warranty accrual (3)	18	8
Accrued royalties	16	7
Professional service fees	13	13
Taxes payable	11	4
Accrued restructuring and other charges (4)	8	13
Coupon interest on debt obligations	7	21
Leases payable	5	4
Contributions payable	4	4
Other	16	14
Total accrued and other current liabilities	$493	$507

(1)	Customer related liabilities include accrued customer programs, such as rebates and marketing development funds.

(2)	Deferred revenue primarily includes customer advances and deferrals related to license and service arrangements.

(3)	Please refer to Note 10 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding warranties.

(4)	Please refer to Note 15 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding restructuring and other charges.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	October 29,	January 29,
	2017	2017
Other Long-Term Liabilities:	(In millions)
Deferred income tax liability	$295	$141
Income tax payable	116	96
Contributions payable	12	9
Employee benefits liability	11	10
Deferred revenue	10	4
Deferred rent	8	6
Licenses payable	7	1
Other	5	4
Total other long-term liabilities	$464	$271

Note 9 - Derivative Financial Instruments

In fiscal year 2016, we entered into an interest rate swap for a portion of the operating lease financing arrangement for our new Santa Clara campus building. In November 2017, subsequent to the end of the third quarter of fiscal year 2018, we exercised the option to terminate the operating lease financing arrangement and purchase the property, which we expect to occur during the fourth quarter of fiscal year 2018. As a result, the interest rate swap would also terminate, which we expect to result in an immaterial loss upon termination.

We enter into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. We designate these contracts as cash flow hedges and assess the effectiveness of the hedge relationships on a spot to spot basis. Gains or losses on the contracts are recorded in accumulated other comprehensive income (loss) and reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur. The fair value of the contracts was not significant as of October 29, 2017 and January 29, 2017.

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

The table below presents the notional value of our foreign currency forward contracts as of October 29, 2017 and January 29, 2017:

	October 29, 2017	January 29, 2017
	(In millions)
Designated as cash flow hedges	$93	$67
Not designated for hedge accounting	$74	$32

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

As of October 29, 2017, the maturities of the designated foreign currency forward contracts were three months or less. We expect to realize all gains and losses deferred into accumulated other comprehensive income (loss) related to foreign currency forward contracts within the next twelve months.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We formally assess, both at inception and on an ongoing basis, whether derivative financial instruments designated for hedge accounting treatment are highly effective. For the third quarter and first nine months of fiscal years 2018 and 2017, all derivative financial instruments designated for hedge accounting treatment were determined to be highly effective and there were no gains or losses associated with ineffectiveness.

The net change in unrealized gains (losses) on derivative financial instruments designated for hedge accounting treatment was not significant for the third quarter and first nine months of fiscal years 2018 and 2017.

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

The estimated product returns and estimated product warranty liabilities as of October 29, 2017 and January 29, 2017 were as follows:

	October 29,	January 29,
	2017	2017
	(In millions)
Balance at beginning of period	$8	$11
Additions	13	2
Deductions	(3)	(5)
Balance at end of period	$18	$8

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

Note 11 - Debt
Convertible Debt
1.00% Convertible Senior Notes Due 2018
During the third quarter of fiscal year 2018, we paid cash to settle an aggregate of $62 million in principal amount of the Convertible Notes and had $24 million in principal amount outstanding as of October 29, 2017. We also issued 3 million shares of our common stock for the excess conversion value and recognized a loss of $1 million on early conversions of the Convertible Notes. Based on the closing price of our common stock of $201.86 on the last trading day of the third quarter of fiscal year 2018, the if-converted value of the remaining outstanding Convertible Notes as of October 29, 2017 exceeded their principal amount by approximately $217 million. As of October 29, 2017, the conversion rate was 49.8977 shares of common stock per $1,000 principal amount of the Convertible Notes after adjusting for dividend increases (equivalent to an adjusted conversion price of $20.0410 per share of common stock).

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Through the third quarter of fiscal year 2018, we settled an aggregate of $1.48 billion in principal amount of the Convertible Notes. Subsequently, we received additional conversion notices for an aggregate of $8 million in principal amount of the Convertible Notes. Settlements of these conversion requests are expected to be completed in the fourth quarter of fiscal year 2018. The actual number of shares issuable upon conversion will be determined based upon the terms of the Convertible Notes, and we expect to receive an equal number of shares of our common stock under the terms of the Note Hedges.

Holders may convert all or any portion of their Convertible Notes at their option at any time prior to August 1, 2018 under certain circumstances, determined on a quarterly basis. All outstanding Convertible Notes are convertible at the holders’ option through January 28, 2018.

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

As of October 29, 2017, the carrying value of the Convertible Notes was classified as a current liability and the difference between the principal amount and the carrying value of the Convertible Notes was classified as convertible debt conversion obligation in the mezzanine equity section of our Condensed Consolidated Balance Sheet.

The following table presents the carrying value of the Convertible Notes:

	October 29,	January 29,
	2017	2017
	(In millions)
1.00% Convertible Senior Notes	$24	$827
Unamortized debt discount (1)	(1)	(31)
Net carrying amount	$23	$796

(1) As of October 29, 2017, the remaining period over which the unamortized debt discount will be amortized is 1.1 years.

The following table presents interest expense for the contractual interest and the accretion of debt discount and issuance costs related to the Convertible Notes:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2017	2016	2017	2016
	(In millions)
Contractual coupon interest expense	$—	$3	$—	$10
Amortization of debt discount	—	5	2	20
Total interest expense related to Convertible Notes	$—	$8	$2	$30
Note Hedges and Warrants

Concurrently with the issuance of the Convertible Notes, we entered into the Note Hedges. During the third quarter of fiscal year 2018, we had received 3 million shares of our common stock from the exercise of a portion of the Note Hedges related to the settlement of $62 million in principal amount of the Convertible Notes. Subsequently, we expect to receive additional shares of our common stock related to at least an additional $8 million in principal amount that is expected to settle during the fourth quarter of fiscal year 2018.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In addition, concurrent with the offering of the Convertible Notes and the purchase of the Note Hedges, we entered into a separate warrant transaction. All outstanding Warrants were terminated by the second quarter of fiscal year 2018.

Long-Term Debt

2.20% Notes Due 2021 and 3.20% Notes Due 2026
In the third quarter of fiscal year 2017, we issued $1.00 billion of the 2.20% Notes Due 2021, and $1.00 billion of the 3.20% Notes Due 2026, or collectively, the Notes. Interest on the Notes is payable in March and September of each year, beginning in March 2017. Upon 30 days' notice to holders of the Notes, we may redeem the Notes for cash prior to maturity, at redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the Notes Due 2021 on or after August 2021, or for redemptions of the Notes Due 2026 on or after June 2026. The net proceeds from the Notes were $1.98 billion, after deducting debt discount and issuance costs.

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

The carrying value of our long-term debt and the associated interest rates were as follows:

	Expected Remaining Term (years)	Effective Interest Rate	October 29, 2017	January 29, 2017
			(In millions)
2.20% Notes Due 2021	3.9	2.38%	$1,000	$1,000
3.20% Notes Due 2026	8.9	3.31%	1,000	1,000
Unamortized debt discount and issuance costs			(15)	(17)
Net carrying amount			$1,985	$1,983

Note 12 - Commitments and Contingencies

Operating Lease Financing Arrangement

In November 2017, subsequent to the end of the third quarter of fiscal year 2018, we exercised the option to terminate the off-balance sheet, build-to-suit operating lease financing arrangement related to our new Santa Clara campus building. In the fourth quarter of fiscal year 2018, we expect to refinance and purchase the property for approximately $350 million.

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

On March 31, 2017, the German Patent Court acknowledged receipt of nullity actions filed by NVIDIA challenging the validity of EP1428225 and DE 1020066043668. On June 12, 2017, NVIDIA was notified that the nullity actions against EP1428225 and DE 1020066043668 were served on Polaris and that Polaris has filed a formal response opposing each nullity complaint. On July 14, 2017, the German Patent Court acknowledged receipt of a nullity action filed by NVIDIA challenging the validity of DE 10223167. On September 13, 2017, NVIDIA was notified that the nullity action against DE10223167 was served on Polaris. Polaris has not yet responded to this action.

Accounting for Loss Contingencies

While there can be no assurance of favorable outcomes, we believe the claims made by the other party in the above ongoing matters are without merit and we intend to vigorously defend the actions. As of October 29, 2017, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, any possible range of loss in these matters cannot be reasonably estimated at this time. We are engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

Note 13 - Shareholders’ Equity

Capital Return Program

Beginning August 2004, our Board of Directors authorized us, subject to certain specifications, to repurchase shares of our common stock.

During the third quarter and first nine months of fiscal year 2018, we repurchased a total of 1 million shares and 6 million shares, respectively, for $151 million and $909 million, respectively. During the third quarter and first nine months of fiscal year 2018, we also made cash dividend payments to our shareholders of $84 million and $250 million, respectively.

Through October 29, 2017, we have repurchased an aggregate of 251 million shares under our share repurchase program for a total cost of $5.50 billion since the inception of the program. All shares delivered from these repurchases have been placed into treasury stock. As of October 29, 2017, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $1.82 billion through December 2020.

In November 2017, we declared an increase in our quarterly cash dividend to $0.15 per share from $0.14 per share, to be paid with our next quarterly cash dividend on December 15, 2017, to all shareholders of record on November 24, 2017.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Convertible Preferred Stock

As of October 29, 2017 and January 29, 2017, there were no shares of preferred stock outstanding.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	GPU	Tegra Processor	All Other	Consolidated
	(In millions)
Three Months Ended October 29, 2017
Revenue	$2,217	$419	$—	$2,636
Depreciation and amortization expense	$32	$9	$9	$50
Operating income (loss)	$978	$88	$(171)	$895

Three Months Ended October 30, 2016
Revenue	$1,697	$241	$66	$2,004
Depreciation and amortization expense	$30	$8	$10	$48
Operating income (loss)	$678	$17	$(56)	$639

Nine Months Ended October 29, 2017
Revenue	$5,676	$1,084	$43	$6,803
Depreciation and amortization expense	$88	$27	$30	$145
Operating income (loss)	$2,342	$206	$(411)	$2,137

Nine Months Ended October 30, 2016
Revenue	$3,972	$567	$198	$4,737
Depreciation and amortization expense	$87	$22	$31	$140
Operating income (loss)	$1,405	$(35)	$(169)	$1,201

	Three Months Ended		Nine Months Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
	(In millions)
Reconciling items included in "All Other" category:
Unallocated revenue	$—	$66	$43	$198
Stock-based compensation expense	(107)	(65)	(265)	(176)
Unallocated cost of revenue and operating expenses	(61)	(53)	(176)	(156)
Acquisition-related costs	(3)	(4)	(11)	(12)
Restructuring and other charges	—	—	—	(3)
Contributions	—	—	(2)	(4)
Legal settlement costs	—	—	—	(16)
Total	$(171)	$(56)	$(411)	$(169)

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on the invoicing address by geographic regions:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2017	2016	2017	2016
	(In millions)
Revenue:
Taiwan	$864	$747	$2,140	$1,696
Other Asia Pacific	612	309	1,409	660
China	515	341	1,325	845
United States	263	282	894	682
Other Americas	187	154	480	360
Europe	195	171	555	494
Total revenue	$2,636	$2,004	$6,803	$4,737
The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2017	2016	2017	2016
	(In millions)
Revenue:
Gaming	$1,561	$1,244	$3,774	$2,712
Professional Visualization	239	207	679	610
Datacenter	501	240	1,326	534
Automotive	144	127	426	359
OEM & IP	191	186	598	522
Total revenue	$2,636	$2,004	$6,803	$4,737

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable for the respective periods, is summarized as follows:

	October 29,	January 29,
	2017	2017
Accounts Receivable:
Customer A	17%	19%

Note 15 - Restructuring and Other Charges

In fiscal year 2016, we began the wind-down of our Icera operations. No restructuring charges were recorded during the third quarter and first nine months of fiscal year 2018.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table provides a summary of the restructuring activities and related liabilities recorded in accrued liabilities on our Condensed Consolidated Balance Sheets as of October 29, 2017 and January 29, 2017:

	October 29,	January 29,
	2017	2017
	(In millions)
Balance at beginning of period	$13	$23
Restructuring and other charges	—	3
Cash payments	(5)	(13)
Balance at end of period	$8	$13

The majority of the remaining balance of $8 million as of October 29, 2017 is expected to be paid during the next twelve months.

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

NVIDIA, the NVIDIA logo, GeForce, Quadro, Tegra, Tesla, Jetson, NVIDIA DGX, NVIDIA DRIVE, NVIDIA GameWorks, NVIDIA GRID, NVIDIA Holodeck, NVIDIA VRWorks, OptiX, Pascal and TensorRT are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and other countries. MAXQ® is the registered trademark of Maxim Integrated Products, Inc. Other company and product names may be trademarks of the respective companies with which they are associated.

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

Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

Recent Developments, Future Objectives and Challenges

Third Quarter of Fiscal Year 2018 Summary

	Three Months Ended
	October 29, 2017	July 30, 2017	October 30, 2016	Q/Q	Y/Y
	($ in millions, except per share data)
Revenue	$2,636	$2,230	$2,004	18%	32%
Gross margin	59.5%	58.4%	59.0%	110 bps	50 bps
Operating expenses	$674	$614	$544	10%	24%
Income from operations	$895	$688	$639	30%	40%
Net income	$838	$583	$542	44%	55%
Net income per diluted share	$1.33	$0.92	$0.83	45%	60%

Revenue for the third quarter of fiscal year 2018 increased 32% year over year and 18% sequentially. Growth was driven by GPUs for gaming, datacenter, and professional visualization, as well as Tegra processors.

GPU business revenue was $2.22 billion, up 31% from a year earlier and up 17% sequentially, with strength across all platforms, including gaming, datacenter, and professional visualization. GeForce GPU gaming revenue of $1.56 billion was led by continued strong adoption of Pascal-based GeForce GTX gaming platforms. Datacenter revenue (including Tesla, NVIDIA GRID and DGX) was $501 million, up 109% year on year and up 20% sequentially, reflecting shipments of our Volta GPU architecture. Datacenter growth was fueled by strong demand by hyperscale and cloud customers for deep learning training and accelerated GPU computing, as well as demand for HPC, DGX AI supercomputing, and GRID virtualization platforms. Professional visualization revenue grew 15% year over year and 2% sequentially to $239 million, led by high-end mobile platforms.

Tegra processor business revenue was $419 million, up 74% from a year ago and up 26% sequentially. Tegra processor business revenue includes system-on-a-chip (SOCs) modules for the Nintendo Switch gaming console and development services. Also included was automotive revenue of $144 million, which was up 13% from a year earlier and up 1% sequentially, incorporating infotainment modules, production DRIVE PX platforms, and development agreements for self-driving cars.

Revenue from our patent license agreement with Intel concluded in the first quarter of fiscal year 2018.

Gross margin for the third quarter of fiscal year 2018 was 59.5%, increasing from the prior year and the previous quarter due to strong growth in datacenter revenue and the mix within our GeForce gaming GPUs.

Operating expenses for the third quarter of fiscal year 2018 were $674 million, up 24% from a year earlier and up 10% sequentially, reflecting increased headcount and related costs for our growth initiatives - gaming, artificial intelligence, and autonomous driving.

Income from operations for the third quarter of fiscal year 2018 was $895 million, up 40% from a year earlier and up 30% sequentially. Net income and net income per diluted share for the third quarter of fiscal year 2018 were $838 million and $1.33, respectively, up 55% and 60%, respectively, from a year earlier, fueled by strong revenue growth and improved gross and operating margins.

During the first nine months of fiscal year 2018, we returned to shareholders $909 million in share repurchases and $250 million in cash dividends. For fiscal year 2018, we intend to return $1.25 billion to shareholders through ongoing quarterly cash dividends and share repurchases. For fiscal year 2019, we also intend to return $1.25 billion to shareholders through ongoing quarterly cash dividends and share repurchases. In November 2017, we declared an increase in our quarterly cash dividend to $0.15 per share from $0.14 per share, to be paid with our next quarterly cash dividend on December 15, 2017, to all shareholders of record on November 24, 2017.

Cash, cash equivalents and marketable securities were $6.32 billion as of October 29, 2017, compared with $5.88 billion at the end of the prior quarter. The sequential increase was primarily related to the increase in operating income, as well as strong collections of outstanding accounts receivable.

GPU Business

During the third quarter of fiscal year 2018, we released the GeForce GTX 1070 Ti GPU and announced collaborations to bring NVIDIA GameWorks technology to top fall games, including PlayerUnknown’s Battlegrounds, FINAL FANTASY XV, Shadow of War, and Destiny 2. For our datacenter platform, we held GPU Technology Conferences in Beijing, Munich, Tel Aviv, Taipei and Washington, announced that Alibaba, Baidu and Tencent will adopt NVIDIA Volta GPUs for accelerating AI, and that Oracle had added NVIDIA Tesla P100 GPU accelerators to Oracle Cloud. We also launched the NVIDIA GPU Cloud container registry to accelerate deep learning for developers, announced that Huawei, Inspur and Lenovo will use the NVIDIA Volta HGX architecture to build AI systems for datacenters, shared news that Dell EMC, Hewlett Packard Enterprise, IBM and Supermicro had unveiled servers based on NVIDIA Tesla V100 GPU accelerators, and launched the NVIDIA TensorRT 3 AI inference acceleration platform. For our professional visualization platform, we opened early access to NVIDIA Holodeck, and launched the Quadro Virtual Data Center Workstation.

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

Tegra Processor Business

During the third quarter of fiscal year 2018, we announced NVIDIA DRIVE PX Pegasus, an auto-grade AI computer designed to enable driverless robotaxis without steering wheels, pedals or mirrors, we added Alibaba and Huawei as partners for the NVIDIA Metropolis AI Smart Cities platform, and we announced that we are collaborating with China’s JD.com’s X lab to use NVIDIA Jetson to create autonomous machines that bring AI to logistics and delivery.

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

	Three Months Ended		Nine Months Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	40.5	41.0	40.9	41.7
Gross profit	59.5	59.0	59.1	58.3
Operating expenses
Research and development	17.5	18.6	19.0	22.6
Sales, general and administrative	8.0	8.5	8.7	10.3
Restructuring and other charges	—	—	—	0.1
Total operating expenses	25.5	27.1	27.7	33.0
Income from operations	34.0	31.9	31.4	25.3
Interest income	0.6	0.7	0.7	0.8
Interest expense	(0.6)	(0.8)	(0.7)	(0.8)
Other, net	—	(0.8)	(0.3)	(0.4)
Total other income (expense)	—	(0.9)	(0.3)	(0.4)
Income before income tax expense	34.0	31.0	31.1	24.9
Income tax expense	2.2	3.9	2.8	3.5
Net income	31.8%	27.1%	28.3%	21.4%

Revenue

Revenue by Reportable Segments

	Three Months Ended				Nine Months Ended
	October 29, 2017	October 30, 2016	$ Change	% Change	October 29, 2017	October 30, 2016	$ Change	% Change
	($ in millions)
GPU	$2,217	$1,697	$520	31%	$5,676	$3,972	$1,704	43%
Tegra Processor	419	241	178	74%	1,084	567	517	91%
All Other	—	66	(66)	(100)%	43	198	(155)	(78)%
Total	$2,636	$2,004	$632	32%	$6,803	$4,737	$2,066	44%

GPU Business. GPU business revenue increased by 31% for the third quarter of fiscal year 2018 compared to the third quarter of fiscal year 2017. This increase was due primarily to increased revenue from sales of GeForce GPU products for gaming, which increased over 10%, reflecting continued strong demand for our Pascal-based GPU products. Datacenter revenue, including Tesla, GRID and DGX, increased 109%, reflecting strong demand from hyperscale and cloud customers for deep learning training and accelerated GPU computing, as well as demand for high performance computing, DGX AI supercomputing and GRID virtualization platforms. Revenue from Quadro GPUs for professional visualization increased 15% due primarily to higher sales in both high-end desktop and overall mobile workstation products. Our PC OEM revenue increased by over 90% due primarily to strong demand for GPU products targeted for use in cryptocurrency mining.

GPU business revenue increased by 43% in the first nine months of fiscal year 2018 compared to the first nine months of fiscal year 2017. This increase was due primarily to increased revenue from sales of GeForce GPU products for gaming, which increased over 20%, reflecting continued strong demand for our Pascal-based GPU products. Datacenter revenue, including Tesla, GRID and DGX, increased over 140%, reflecting strong demand from hyperscale and cloud customers for deep learning training and accelerated GPU computing, as well as demand for high performance computing, DGX AI supercomputing and GRID virtualization platforms. Revenue from Quadro GPUs for professional visualization increased over 10% due primarily to higher sales in both desktop and mobile workstation products. Revenue from GeForce GPU products for mainstream PC OEMs increased by over 90% due primarily to strong demand for GPU products targeted for use in cryptocurrency mining.

Tegra Processor Business. Tegra Processor business revenue increased by 74% for the third quarter of fiscal year 2018 compared to the third quarter of fiscal year 2017. This was driven by an increase of over 240% in revenue from gaming development platforms and services, and an increase of 13% in automotive revenue, primarily from infotainment modules, DRIVE PX platforms and development agreements for self-driving cars.

Tegra Processor business revenue increased by 91% in the first nine months of fiscal year 2018 compared to the first nine months of fiscal year 2017. This was driven by an increase of over 420% in revenue from gaming development platforms and services, and an increase of over 15% in automotive revenue, primarily from infotainment modules, DRIVE PX platforms and development agreements for self-driving cars.

All Other. Our patent license agreement with Intel concluded in the first quarter of fiscal year 2018. For the first nine months of fiscal year 2018, we recognized related revenue of $43 million, down from $198 million for the first nine months of fiscal year 2017.

Concentration of Revenue

Revenue from sales to customers outside of the United States and Other Americas accounted for 83% and 80% of total revenue for the third quarter and first nine months of fiscal year 2018, respectively. Revenue from sales to customers outside of the United States and Other Americas accounted for 78% of total revenue for both the third quarter and first nine months of fiscal year 2017. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.

Gross Margin

Our overall gross margin increased to 59.5% for the third quarter of fiscal year 2018 from 59.0% for the third quarter of fiscal year 2017, and increased to 59.1% for the first nine months of fiscal year 2018 from 58.3% for the first nine months of fiscal year 2017. These increases were primarily due to the growth in GPU business revenue from our Datacenter platforms and increased sales of GeForce GTX products for gaming. These increases were partially offset by the absence of licensing revenue from Intel.
Inventory provision costs totaled $14 million and $13 million for the third quarter of fiscal years 2018 and 2017, respectively, unfavorably impacting our gross margin by 0.5% and 0.7%, respectively. Sales of inventory that was previously written-off or written-down totaled $6 million and $19 million for the third quarter of fiscal years 2018 and 2017, respectively, favorably impacting our gross margin by 0.2% and 0.9%, respectively. As a result, the overall net effect on our gross margin from charges for inventory provision costs and sales of items previously written-off or written-down was nominal for the third quarter of fiscal years 2018 and 2017.

Inventory provision costs totaled $30 million and $40 million for the first nine months of fiscal years 2018 and 2017, respectively, unfavorably impacting our gross margin by 0.4% and 0.9%, respectively. Sales of inventory that was previously written-off or written-down totaled $29 million and $39 million for the first nine months of fiscal years 2018 and 2017, respectively, favorably impacting our gross margin by 0.4% and 0.8%, respectively. As a result, the overall net effect on our gross margin from charges for inventory provision costs and sales of items previously written-off or written-down was nominal for the first nine months of fiscal years 2018 and 2017.

A discussion of our gross margin results for each of our reportable segments is as follows:

GPU Business. The gross margin of our GPU business increased during the third quarter and first nine months of fiscal year 2018 compared to the third quarter and first nine months of fiscal year 2017. GPU margins increased due to strong sales of our GeForce GTX gaming products and revenue growth in Datacenter driven by strong demand for Tesla products by hyperscale and cloud customers for deep learning training and accelerated GPU computing, DGX AI supercomputing and GRID virtualization platforms.

Tegra Processor Business. The gross margin of our Tegra Processor business increased during the third quarter and first nine months of fiscal year 2018 compared to the third quarter and first nine months of fiscal year 2017. The increase in Tegra margins was primarily due to revenue growth in gaming development platforms and automotive.

Operating Expenses

	Three Months Ended				Nine Months Ended
	October 29, 2017	October 30, 2016	$ Change	% Change	October 29, 2017	October 30, 2016	$ Change	% Change
	($ in millions)
Research and development expenses	$462	$373	$89	24%	$1,290	$1,069	$221	21%
Sales, general and administrative expenses	212	171	41	24%	594	487	107	22%
Restructuring and other charges	—	—	—	—%	—	3	(3)	(100)%
Total operating expenses	$674	$544	$130	24%	$1,884	$1,559	$325	21%
Research and development expenses as a percentage of net revenue	18%	19%			19%	23%
Sales, general and administrative expenses as a percentage of net revenue	8%	9%			9%	10%
Restructuring and other charges as a percentage of net revenue	—%	—%			—%	—%

Research and Development

Research and development expenses increased by 24% and 21% during the third quarter and first nine months of fiscal year 2018, respectively, compared to the third quarter and first nine months of fiscal year 2017, driven primarily by employee additions and increases in employee compensation and other related costs, including stock-based compensation expense.

Sales, General and Administrative

Sales, general and administrative expenses increased by 24% during the third quarter of fiscal year 2018 compared to the third quarter of fiscal year 2017, driven primarily by employee additions and increases in employee compensation and other related costs, including stock-based compensation expense.

Sales, general and administrative expenses increased by 22% during the first nine months of fiscal year 2018 compared to the first nine months of fiscal year 2017, driven primarily by employee additions and increases in employee compensation and other related costs, including stock-based compensation expense. Offsetting these increases was a decrease in outside professional fees of $11 million resulting from the resolution of our intellectual property disputes with Samsung and Qualcomm.

Restructuring and Other Charges

In the second quarter of fiscal year 2016, we began the wind-down of our Icera operations. No restructuring charges were recorded during the third quarter and first nine months of fiscal year 2018. Please refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for further discussion.

Total Other Income (Expense)

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $17 million and $14 million during the third quarter of fiscal years 2018 and 2017, respectively, and $48 million and $37 million during the first nine months of fiscal years 2018 and 2017, respectively. The increase in interest income was primarily due to higher average cash balances invested in interest bearing securities, as well as higher purchased yields.

Interest expense is primarily comprised of coupon interest and debt discount amortization related to the 2.20% Notes Due 2021 and 3.20% Notes Due 2026 issued in September 2016, and the Convertible Notes issued in December 2013. Interest expense was $15 million and $16 million during the third quarter of fiscal years 2018 and 2017, respectively, and $46 million and $39 million during the first nine months of fiscal years 2018 and 2017, respectively.

Other, Net

Other, net, consists primarily of realized gains and losses from the sale of marketable securities, sales or impairments of investments in non-affiliated companies, losses on early debt conversions of the Convertible Notes, and the impact of changes in foreign currency rates. Other, net, was not significant during the third quarter of fiscal year 2018. Other, net, was an expense of $22 million during the first nine months of fiscal year 2018, consisting primarily of $19 million of losses recognized from early conversions of the Convertible Notes. Other, net, was an expense of $16 million and $19 million during the third quarter and first nine months of fiscal year 2017, consisting primarily of $15 million of losses recognized from early conversions of the Convertible Notes during the third quarter of fiscal year 2017.

Income Taxes

We recognized income tax expense of $58 million and $189 million for the third quarter and first nine months of fiscal year 2018, respectively, and $79 million and $168 million for the third quarter and first nine months of fiscal year 2017, respectively. Income tax expense as a percentage of income before income tax was 6.5% and 8.9% for the third quarter and first nine months of fiscal year 2018, respectively, and 12.8% and 14.2% for the third quarter and first nine months of fiscal year 2017, respectively.

The decrease in our effective tax rate in the third quarter and first nine months of fiscal year 2018 as compared to the same periods in the prior fiscal year primarily reflects the recognition of greater tax benefits related to stock-based compensation and a proportional decrease in the amount of earnings subject to United States tax.

Please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information.

Liquidity and Capital Resources

	October 29, 2017	January 29, 2017
	(In millions)
Cash and cash equivalents	$2,802	$1,766
Marketable securities	3,518	5,032
Cash, cash equivalents and marketable securities	$6,320	$6,798

	Nine Months Ended
	October 29, 2017	October 30, 2016
	(In millions)
Net cash provided by operating activities	$2,144	$951
Net cash provided by (used in) investing activities	$1,302	$(420)
Net cash provided by (used in) financing activities	$(2,410)	$813

As of October 29, 2017, we had $6.32 billion in cash, cash equivalents and marketable securities, a decrease of $478 million from the end of fiscal year 2017. Our portfolio of cash equivalents and marketable securities is managed on our behalf by several financial institutions. Our portfolio managers are required to follow our investment policy, which requires the purchase of high grade investment securities, the diversification of asset types, and certain limits on our portfolio duration.

Cash provided by operating activities increased in the first nine months of fiscal year 2018 compared to the first nine months of fiscal year 2017, primarily due to higher net income and changes in working capital.

Cash provided by investing activities increased in the first nine months of fiscal year 2018 compared to the first nine months of fiscal year 2017, primarily due to lower purchases of marketable securities.

Cash used in financing activities increased in the first nine months of fiscal year 2018 compared to the first nine months of fiscal year 2017, primarily due to cash provided in the first nine months of fiscal year 2017 from the issuance of $2.00 billion of Notes as well as higher repayments of Convertible Notes, higher payments toward share repurchases and tax payments related to employee stock plans in the first nine months of fiscal year 2018.

Liquidity

Our primary sources of liquidity are our cash and cash equivalents, our marketable securities, and the cash generated by our operations. As of October 29, 2017 and January 29, 2017, we had $6.32 billion and $6.80 billion, respectively, in cash, cash equivalents and marketable securities. Our marketable securities consist principally of debt securities of corporations and United States government and its agencies, asset-backed securities, mortgage-backed securities issued by government-sponsored enterprises, money market funds and foreign government bonds. These investments are denominated in United States dollars. Our investment policy requires the purchase of high grade investment securities and the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of October 29, 2017, we were in compliance with our investment policy. As of October 29, 2017, our investments in government agencies and government-sponsored enterprises represented 27% of our total investment portfolio, while the financial sector accounted for 15% of our total investment portfolio. All of our investments are in A/A3 or better rated securities.

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

Capital Return to Shareholders

Dividend payments and share repurchases must be made from cash held in the United States. During the third quarter and first nine months of fiscal year 2018, we repurchased a total of 1 million shares and 6 million shares, respectively, for $151 million and $909 million, respectively. During the third quarter and first nine months of fiscal year 2018, we also made cash dividend payments to our shareholders of $84 million and $250 million, respectively.

We intend to return $1.25 billion to our shareholders in fiscal year 2018 through a combination of share repurchases and cash dividends. In November 2017, we declared an increase in our quarterly cash dividend to $0.15 per share from $0.14 per share, to be paid with our next quarterly cash dividend on December 15, 2017, to all shareholders of record on November 24, 2017. For fiscal year 2019, we also intend to return $1.25 billion to shareholders through ongoing quarterly cash dividends and share repurchases.

Our cash dividend program and the payment of future cash dividends under that program are subject to our Board's continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.

Convertible Notes

As of October 29, 2017, we had $24 million of Convertible Notes outstanding, of which $8 million are expected to be settled in the fourth quarter of fiscal year 2018. Please refer to Note 11 of the Notes to the Condensed Consolidated Financial Statements for further discussion.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

In the fourth quarter of fiscal year 2018, we plan to refinance the operating lease financing arrangement related to our new Santa Clara campus building and purchase the property for approximately $350 million. Please refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for a discussion regarding our operating lease financing arrangement.

Contractual Obligations

As of October 29, 2017, we had outstanding inventory purchase obligations totaling $1.16 billion. Except as described above with respect to the Convertible Notes and the Notes, and the plan to purchase our Santa Clara campus building, there were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

Financial market risks related to investment and interest rate risk are described in our 2017 Annual Report on Form 10-K. As of October 29, 2017, there have been no material changes to the financial market risks described as of January 29, 2017.

Foreign Exchange Rate Risk

The impact of foreign currency transactions related to foreign exchange rate risk is described in our 2017 Annual Report on Form 10-K. As of October 29, 2017, there have been no material changes to the foreign exchange rate risks described as of January 29, 2017.

Please see Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of October 29, 2017, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Through October 29, 2017, we have repurchased an aggregate of 251 million shares under our share repurchase program for a total cost of $5.50 billion since the inception of the program. All shares delivered from these repurchases have been placed into treasury stock. As of October 29, 2017, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $1.82 billion through December 2020. We intend to return $1.25 billion to our shareholders in fiscal year 2018 through a combination of share repurchases and cash dividends. For fiscal year 2019, we also intend to return $1.25 billion to shareholders through ongoing quarterly cash dividends and share repurchases.

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

The following table presents details of our share repurchase transactions during the third quarter of fiscal year 2018:

Period	Total Number of Shares Purchased (In millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (In millions)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In billions)
July 31, 2017 - August 27, 2017	—	$—	—	$1.97
August 28, 2017 - September 24, 2017	1	$180.56	1	$1.82
September 25, 2017 - October 29, 2017	—	$—	—	$1.82
Total	1		1

Transactions Related to our Convertible Notes and Note Hedges

During the third quarter of fiscal year 2018, we issued an aggregate of 3 million shares of our common stock upon settlement of Convertible Notes submitted for conversion. In connection with these conversions, we exercised a portion of our Note Hedges to acquire shares of our common stock. The counterparty to the Note Hedges may be deemed an “affiliated purchaser” and may have purchased the shares of our common stock deliverable to us upon this exercise of our option.

During the fourth quarter of fiscal year 2018, we expect to settle at least an aggregate of $8 million in principal amount, and issue shares of our common stock for the excess conversion value, related to the Convertible Notes that were submitted for conversion. The actual number of shares issuable upon conversion will be determined based upon the terms of the Convertible Notes, and we expect to receive an equal number of shares of our common stock under the terms of the Note Hedges. Please refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the Convertible Notes and the Note Hedges.

Restricted Stock Unit Share Withholding

We also withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our equity incentive program. During the first nine months of fiscal year 2018, we withheld approximately 4 million shares at a total cost of $577 million through net share settlements. Please refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plans.

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

Investor Relations: NVIDIA Corporation, 2788 San Tomas Expressway, Santa Clara, CA 95051.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 2017

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)