Form 10-K
period 2018-01-28
NVIDIA CORP
filed 2018-02-28
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2018
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
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 28, 2017 was approximately $94.31 billion (based on the closing sales price of the registrant's common stock as reported by the NASDAQ Global Select Market on July 28, 2017). This calculation excludes 26 million shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant's outstanding common stock that have represented to the registrant that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.
The number of shares of common stock outstanding as of February 26, 2018 was 605 million.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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
NVIDIA Twitter Account (https://twitter.com/NVIDIA)
NVIDIA Company Blog (http://blogs.nvidia.com)
NVIDIA Facebook Page (https://www.facebook.com/NVIDIA)
NVIDIA LinkedIn Page (http://www.linkedin.com/company/nvidia?trk=hb_tab_compy_id_3608)
NVIDIA Instagram Page (https://www.instagram.com/nvidia/)
NVIDIA Flipboard Page (https://flipboard.com/@NVIDIACorp)
In addition, investors and others can view NVIDIA videos on YouTube.
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
© 2018 NVIDIA Corporation. All rights reserved. NVIDIA, the NVIDIA logo, Ansel, GeForce, Quadro, Tegra, Tesla, CUDA, GeForce NOW, Jetson, NVIDIA DesignWorks, NVIDIA DGX, NVIDIA DRIVE, NVIDIA GameWorks, NVIDIA GRID, NVIDIA Holodeck, NVIDIA SHIELD, NVIDIA VRWorks, NVLink, OptiX, Pascal, ShadowPlay and TensorRT are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and other countries. MAXQ® is the registered trademark of Maxim Integrated Products, Inc. Other company and product names may be trademarks of the respective companies with which they are associated.

PART I
ITEM 1. BUSINESS
Our Company
Starting with a focus on PC graphics, NVIDIA invented the graphics processing unit, or GPU, to solve some of the most complex problems in computer science. We have extended our focus in recent years to the revolutionary field of artificial intelligence, or AI. Fueled by the sustained demand for better 3D graphics and the scale of the gaming market, NVIDIA has evolved the GPU into a computer brain at the intersection of virtual reality, or VR, high performance computing, or HPC, and AI.
The GPU was initially used to simulate human imagination, enabling the virtual worlds of video games and films. Today, it also simulates human intelligence, enabling a deeper understanding of the physical world. Its parallel processing capabilities, supported by up to thousands of computing cores, are essential to running deep learning algorithms. This form of AI, in which software writes itself by learning from data, can serve as the brain of computers, robots and self-driving cars that can perceive and understand the world. GPU-powered deep learning is being rapidly adopted by thousands of enterprises to deliver services and features that would have been impossible with traditional coding.
NVIDIA has a platform strategy, bringing together hardware, system software, programmable algorithms, libraries, systems, and services to create unique value for the markets we serve. While the requirements of these end markets are diverse, we address them with a unified underlying architecture leveraging our GPUs and Compute Unified Device Architecture, or CUDA, as the fundamental building blocks. The programmable nature of our architecture allows us to support several multi-billion dollar end markets with the same underlying technology by using a variety of software stacks developed either internally or by third party developers and partners. The large and growing number of developers for each of our platforms strengthens our ecosystem and increases the value of our platform to our customers.
Innovation is at our core. We have invested over $15 billion in research and development since our inception, yielding inventions that are essential to modern computing. Our invention of the GPU in 1999 defined modern computer graphics and established NVIDIA as the leader in visual computing. With our introduction of the CUDA programming model in 2006, we opened the parallel processing capabilities of the GPU for general purpose computing. This approach significantly accelerates the performance of the most demanding applications in HPC in fields such as aerospace, bio-science research, mechanical and fluid simulations, and energy exploration. Today, GPUs power the fastest supercomputers across the world. In addition, the massively parallel compute architecture of our GPUs and associated software have proven to be well suited for deep learning, an approach we believe will power the era of AI. As the laws of physics have begun to slow down Moore’s Law, we continue to deliver GPU performance improvements ahead of Moore’s Law, giving the industry a path forward.
Gamers choose NVIDIA GPUs to enjoy immersive, increasingly cinematic virtual worlds. GPUs also help underpin the world’s fastest growing spectator sport, eSports, which attracts hundreds of millions of viewers to watch top-quality gaming. More than 100 million people participate in MOBA - multiplayer online battle area - games, which are powered by GPUs.
Researchers use our GPUs to accelerate a wide range of important applications, from simulating viruses to exploring the origins of the universe. With support for more than 500 applications - including the top 15 HPC applications - NVIDIA GPUs enable some of the most promising areas of discovery, from weather prediction to materials science and from wind tunnel simulation to genomics. In 2017, NVIDIA’s GPU computing supported the Nobel Prize-winning discoveries in physics and chemistry.
The world’s leading cloud service providers use our GPUs to enable, accelerate or enrich the services they deliver to billions of end-users, including search, social networking, online shopping, live video, translation, AI assistants, navigation, and cloud computing.
A rapidly growing number of enterprises and startups use our GPUs to facilitate deep learning that meets, and in several cases surpasses, human perception, in fields ranging from radiology to precision agriculture. For example, the transportation industry is turning to our GPUs and AI to enable autonomous vehicles, or AVs, with more than 320 companies and organizations working with NVIDIA’s DRIVE platform.
Professional designers use our GPUs to create visual effects in movies and design products ranging from soft drink bottles to commercial aircraft.
While our GPU and CUDA architecture is unified, our GPU product brands are aimed at specialized markets including GeForce for gamers; Quadro for designers; Tesla and DGX for AI data scientists and big data researchers; and GRID for cloud-based visual computing users. Our Tegra brand integrates an entire computer onto a single chip, and incorporates GPUs and multi-

core CPUs to drive supercomputing for autonomous robots, drones, and cars, as well as for consoles and mobile gaming and entertainment devices.
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Our Businesses
Our two reportable segments - GPU and Tegra Processor - are based on a single underlying architecture.

GPU	∙	GeForce for PC gaming and mainstream PCs
	∙	GeForce NOW for cloud-based game-streaming service
	∙	Quadro for design professionals working in computer-aided design, video editing, special effects, and other creative applications
	∙	Tesla for AI utilizing deep learning and accelerated computing, leveraging the parallel computing capabilities of GPUs for general purpose computing
	∙	GRID to provide the power of NVIDIA graphics through the cloud and datacenters
	∙	DGX for AI scientists, researchers and developers
	∙	Cryptocurrency-specific GPUs

Tegra Processor	∙	Tegra processors are primarily designed to enable branded platforms - DRIVE and SHIELD
	∙	DRIVE automotive supercomputers and software stacks that provide self-driving capabilities
	∙	SHIELD devices and services designed to harness the power of mobile-cloud to revolutionize home entertainment, AI and gaming
	∙	Jetson TX 2 is a power-efficient AI computing platform for embedded use
Our Markets
We specialize in markets in which GPU-based visual computing and accelerated computing platforms can provide tremendous throughput for applications. These platforms incorporate processors, systems software, programmable algorithms, systems, and services to deliver value that is unique in the marketplace. From our proprietary processors, we have created platforms that address four large markets where our expertise is critical: Gaming, Professional Visualization, Datacenter, and Automotive.
Gaming
Computer gaming is the largest entertainment industry. Many factors propel computer gaming’s growth, including new high production value games and franchises, the rise of competitive online gaming, eSports, and the rise of virtual and augmented reality.
Our GPUs enhance the gaming experience by improving the visual quality of graphics, increasing the frame rate for smoother gameplay and improving realism by incorporating the behavior of light and physical objects. These can be enjoyed independently or together to extend the gaming experience across platforms.
Our gaming platforms utilize sophisticated 3D software and algorithms, including our GameWorks libraries that provide special effects for games. These enable us to deliver realism and immersion, even when playing games remotely from the cloud. We further enhance gaming with GeForce Experience, our gaming application that optimizes the PC user’s settings for each title and enables players to record and share gameplay. It has been downloaded by more than 90 million users.
To enable VR, we provide developers with a suite of software libraries called VRWorks. VRWorks allows developers to create fully immersive experiences by enabling physically realistic visuals, sound, touch interactions, and simulated environments. VR requires advanced high-performance GPUs as the engine to simulate complete immersion.
Our products for the gaming market include GeForce GTX GPUs for PC gaming, SHIELD devices for gaming and streaming, GeForce NOW for cloud-based gaming, as well as platforms and development services for specialized console gaming devices.

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
Designers who build the products we use every day need the images that they view digitally to mirror reality. This requires simulating the physical behavior of light and materials, or physically-based rendering, an emerging trend in professional design. Our DesignWorks software delivers this to designers and enables an architect designing a building with a computer-aided design package to interact with the model in real time, view it in greater detail, and generate photorealistic renderings for the client. It also allows an automotive designer to create a highly realistic 3D image of a car, which can be viewed from all angles, reducing reliance on costly, time-consuming full-scale clay models.
Just as VR is becoming more important in gaming, it is also being incorporated in a growing number of enterprise applications, including within medicine, architecture, product design, and retail. Virtual car showrooms, surgical training, architectural walkthroughs, and bringing historical scenes to life all deploy this technology, powered by our GPUs.
Visual computing is vital to productivity in many environments, including design and manufacturing and digital content creation. Design and manufacturing includes computer-aided design, architectural design, consumer-products manufacturing, medical instrumentation, and aerospace. Digital content creation includes professional video editing and post production, special effects for films, and broadcast-television graphics.
Our brand for this market is Quadro for workstations. Quadro GPUs enhance the productivity of designers by improving performance and adding functionality, such as photorealistic rendering, high color fidelity, and advanced scalable display capabilities. During fiscal year 2018, we also introduced Holodeck, a photorealistic, collaborative VR environment that allows creators and designers to import high-fidelity, full-resolution models into VR and leverage physics simulation to make design decisions easier and faster.
Datacenter
The NVIDIA accelerated computing platform addresses AI, in which systems learn using unstructured data, and HPC, in which it speeds work toward reaching answers for more narrowly defined problems. The platform consists of our energy efficient GPUs, our CUDA programming language, specific libraries such as cuDNN and TensorRT, and innovations such as NVLink, which enables application scalability across multiple GPUs.
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
We are engaged with thousands of organizations working on AI in a multitude of industries, from automating tasks such as reading medical images, to enabling fraud detection in financial services, to optimizing oil exploration and drilling. These organizations include the world’s leading cloud services companies such as Amazon, Baidu, and Facebook, which are infusing AI in applications that enable highly accurate voice recognition and real-time translation; enterprises that are increasingly turning to AI to improve products and services; and startups seeking to implement AI in disruptive ways across multiple industries. We have partnered with industry leaders such as IBM, Microsoft, and SAP to bring AI to enterprise users. We also have partnerships in healthcare and manufacturing, among others, to accelerate the adoption of AI.
To enable deep learning, we provide a family of GPUs designed to speed up training and inferencing of neural networks. They are available in industry standard servers from every major computer maker worldwide, including Cisco, Dell, HP, Inspur, and Lenovo; from every major cloud service provider such as Alicloud, Amazon Web Services, Baidu Cloud, Google Cloud, IBM Cloud, Microsoft Azure, and Oracle Cloud; as well as in our DGX AI supercomputer, a purpose-built system for deep learning and GPU accelerated applications. DGX delivers performance equal to hundreds of conventional servers, comes fully integrated with hardware, deep learning software, development tools, support for existing AI frameworks, and runs popular accelerated applications. We also offer the NVIDIA GPU Cloud, or NGC, a cloud-based service for AI developers that provides comprehensive, easy-to-use, optimized deep learning software stacks. With NGC, AI developers can get started with deep learning development and deploy it with NVIDIA’s cloud partners such as Amazon.

GPUs also increase the speed of applications used in such fields as aerospace, bio-science research, mechanical and fluid simulations, and energy exploration. They have already had a significant impact on scientific discovery, including improving heart surgery, mapping human genome folds, seismic modeling, and weather simulations.
Accelerated computing is recognized as the path forward for computing amid the slowing of Moore’s Law. The proportion of supercomputers utilizing accelerators has grown sharply over the past five years, now accounting for a significant proportion of both the total systems on the TOP500 list, which ranks the 500 most powerful commercially available computer systems, and the list’s total floating-point operations per second. Tesla GPU accelerators power many of the world’s fastest supercomputers, including the U.S. Department of Energy’s next generation of supercomputers, Summit and Sierra, at Oak Ridge and Lawrence Livermore National Laboratories, and Japan’s ABCI supercomputer.
We also serve the datacenter market with GRID for virtualized graphics. GRID makes it possible to run graphics-intensive applications remotely on a server in the datacenter. Applications include accelerating virtual desktop infrastructures and delivering graphics-intensive applications from the cloud for industries such as manufacturing, healthcare, and educational institutions, among others.
Automotive
NVIDIA’s Automotive market is comprised of infotainment solutions, advanced driver assistance systems, and AV opportunities. Leveraging our technology leadership in AI and building on its long-standing automotive relationships, we are delivering a full solution for the AV market under the DRIVE brand. NVIDIA has demonstrated multiple applications of AI within the car. AI can drive the car itself as a pilot, in either partial or fully autonomous mode. AI can also be a co-pilot, assisting the human driver in creating a safer driving experience.
NVIDIA is working with over 320 automakers, tier-one suppliers, automotive research institutions, HD mapping companies, and startups to develop and deploy AI systems for self-driving vehicles. Our unified AI computing architecture starts with mapping and training deep neural networks using our Tesla GPUs, and then running them within the vehicle on the NVIDIA DRIVE AI car computing platform. This end-to-end approach leverages NVIDIA DriveWorks software and allows cars to receive over-the-air updates to add new features and capabilities throughout the life of a vehicle.
DRIVE PX can understand in real-time what's happening around the vehicle, precisely locate itself on an HD map, and plan a safe path forward. This advanced self-driving car platform combines deep learning, sensor fusion, and surround vision to change the driving experience. Our DRIVE PX platform scales from a palm-sized, energy-efficient module for AutoCruise automated highway-driving capabilities to a configuration with multiple systems aimed at enabling driverless cars. A new single-processor configuration of DRIVE PX enables vehicles to use deep neural networks to process data from multiple cameras and sensors.
Business Strategies
NVIDIA’s key strategies that shape our overall business approach include:
Advancing the GPU computing platform. The massive parallel processing capabilities of NVIDIA GPUs can solve complex problems in significantly less time and with lower power consumption than alternative computational approaches. Indeed, GPUs can help solve problems that were previously deemed unsolvable. We work to deliver continued GPU performance leaps that outpace Moore’s Law by leveraging innovation across the architecture, chip design, system, and software layers. Our strategy is to target markets where GPUs deliver order-of-magnitude performance advantages relative to legacy approaches. Our target markets so far include gaming, professional visualization, datacenter, and automotive. While the requirements of these end markets are diverse, we address them with a unified underlying architecture leveraging our GPUs and CUDA as the fundamental building blocks. The programmable nature of our architecture allows us to make leveraged investments in R&D: we can support several multi-billion dollar end markets with the same underlying technology by using a variety of software stacks developed either internally or by third party developers and partners. We utilize this platform approach in each of our target markets.
Extending our technology and platform leadership in AI. Deep learning is fundamental to the evolution of AI. We provide a complete, end-to-end GPU computing platform for deep learning, addressing both training and inferencing. This includes GPUs, our CUDA programming language, algorithms, libraries, and system software. GPUs are uniquely suited to AI, and we will continue to add AI-specific features to our GPU architecture to further extend our leadership position. Our AI technology leadership is reinforced by our large and expanding ecosystem in a virtuous cycle. Our GPU platforms are available from virtually every major server maker and cloud service provider, as well as on our own AI supercomputer. There are over 700,000 CUDA developers worldwide who write programs using CUDA to help deploy our technology in our target markets. We evangelize AI through partnerships with hundreds of universities and more than 2,000 startups through our Inception program. Additionally, our Deep Learning Institute provides instruction on the latest techniques on how to design, train, and deploy neural network-powered machine learning in applications. It covers widely used open-source frameworks and NVIDIA’s latest GPU-accelerated deep learning platforms.
Extending our technology and platform leadership in visual computing. We believe that visual computing is fundamental to the continued expansion and evolution of computing. We apply our research and development resources to extending our leadership in visual computing, enabling us to enhance the user experience for consumer entertainment and professional visualization applications. Our technologies are instrumental in driving gaming forward, as developers leverage our libraries and algorithms to create near-cinematic and VR experiences. Our close collaboration with game developers allows us to deliver an optimized gaming experience on our GeForce platform. Our GeForce Experience gaming application further enhances each gamer’s experience by optimizing their PC’s settings, as well as enabling the recording and sharing of gameplay. We also enable interactive graphics applications - such as games, movie and photo editing and design software - to be accessed by almost any device, almost anywhere, through our cloud platforms such as GRID for enterprise and GeForce NOW for gaming.
Advancing the leading autonomous vehicle platform. We believe the advent of AV will soon revolutionize the transportation industry. In our view, AI is the key technology enabler of this opportunity, as the algorithms required for autonomous driving - such as perception, localization, and planning - are too complex for legacy hand-coded approaches, and will run on multiple trained neural networks instead. Therefore, we have provided a full functionally safe AI-based hardware and software solution for the AV market under the DRIVE brand, which we are bringing to market through our partnerships with automotive original equipment manufacturers, or OEMs, tier-1 suppliers, and start-ups. Our AV solution also includes the GPU-based hardware required to train the neural networks before their in-vehicle deployment, as well as to re-simulate their operation prior to any over-the-air software updates. We believe our comprehensive, top-to-bottom and end-to-end approach will enable the transportation industry to solve the complex problems arising from the shift to autonomous driving.
Leveraging our intellectual property. We believe our intellectual property is a valuable asset that can be accessed by our customers and partners through licenses and development agreements when they desire to build such capabilities directly into their own products, or have us do so through a custom development. Such license and development arrangements can further enhance the reach of our technology.
Sales and Marketing
Our sales strategy involves working with end customers and various industry ecosystems through our partner network. Our worldwide sales and marketing strategy is key to achieving our objective of providing markets with our high-performance and efficient GPU and embedded system-on-a-chip, or SOC, platforms. Our sales and marketing teams, located across our global markets, work closely with end customers in each industry. Our partner network incorporates each industry's respective OEMs, original device manufacturers, or ODMs, system builders, add-in board manufacturers, or AIBs, retailers/distributors, internet and cloud service providers, automotive manufacturers and tier-1 automotive suppliers, mapping companies, start-ups, and other ecosystem participants.
Members of our sales team have technical expertise and product and industry knowledge. We also employ a team of application engineers to assist our partner network in designing, testing, and qualifying system designs that incorporate our platforms. We believe that the depth and quality of our design support are key to improving our partner network’s time-to-market, maintaining a high level of customer satisfaction, and fostering relationships that encourage our end customers and partner network to use the next generation of our products within each platform.
To encourage the development of applications optimized for our GPUs, we seek to establish and maintain strong relationships in the software development community. Engineering and marketing personnel engage with key software developers to promote and discuss our platforms, as well as to ascertain individual product requirements and solve technical problems. Our developer program makes our products available to developers prior to launch in order to encourage the development of AI frameworks, SDKs, and APIs for software applications and game titles that are optimized for our platforms. Our Deep Learning Institute provides in-person and online training for developers in industries and organizations around the world to build AI and accelerated computing applications that leverage our GPU and CUDA platforms. We now have over 700,000 registered developers across our platforms, including accelerated computing, gaming, deep learning, autonomous machines, and others.
As NVIDIA’s business has evolved from a focus primarily on gaming products to broader markets, and from chips to platforms and complete systems, so, too, have our avenues to market. Thus, in addition to sales to customers in our partner network, certain of our platforms are also sold through e-tail channels, or direct to cloud service providers and enterprise customers.
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
Seasonality
Our GPU and Tegra processor platforms serve many markets from consumer PC gaming to enterprise workstations to government and cloud service provider datacenters, although a majority of our revenue stems from the consumer industry. Our consumer products have typically seen stronger revenue in the second half of our fiscal year. However, there can be no assurance that this trend will continue.
Manufacturing
We do not directly manufacture semiconductors used for our products. Instead, we utilize a fabless manufacturing strategy, whereby we employ world-class suppliers for all phases of the manufacturing process, including wafer fabrication, assembly, testing, and packaging. This strategy uses the expertise of industry-leading suppliers that are certified by the International Organization for Standardization in such areas as fabrication, assembly, quality control and assurance, reliability, and testing. Additionally, we can avoid many of the significant costs and risks associated with owning and operating manufacturing operations. While we may directly procure certain raw materials used in the production of our products, such as substrates and a variety of components, our suppliers are responsible for procurement of the majority of the raw materials used in the production of our products. As a result, we can focus our resources on product design, additional quality assurance, marketing, and customer support.
We utilize industry-leading suppliers, such as Taiwan Semiconductor Manufacturing Company Limited and Samsung Electronics Co. Ltd, to produce our semiconductor wafers. We then utilize independent subcontractors, such as Advanced Semiconductor Engineering, Inc., BYD Auto Co. Ltd., Hon Hai Precision Industry Co., Ltd., JSI Logistics Ltd., King Yuan Electronics Co., Ltd., and Siliconware Precision Industries Company Ltd. to perform assembly, testing, and packaging of most of our products and platforms. We purchase substrates from IbidenCo. Ltd., Nanya Technology Corporation, and Unimicron Technology Corporation, and memory from Micron Technology, Samsung Semiconductor, Inc., and SK Hynix.
We typically receive semiconductor products from our subcontractors, perform incoming quality assurance, and then ship the semiconductors to contract equipment manufacturers, or CEMs, distributors, motherboard and AIB customers from our third-party warehouse in Hong Kong. Generally, these manufacturers assemble and test the boards based on our design kit and test specifications, and then ship our products to retailers, system builders, or OEMs as motherboard and AIB solutions.
We also utilize industry-leading contract manufacturers, or CMs, such as BYD and Quanta Computer, to manufacture some of our products for sale directly to end customers. In those cases, key elements such as the GPU, SOC and memory are often consigned by us to the CMs, who are responsible for the procurement of other components used in the production process.
Working Capital
We focus considerable attention on managing our inventories and other working-capital-related items. We manage inventories by communicating with our customers and partners and then using our industry experience to forecast demand on a platform-by-platform basis. We then place manufacturing orders for our products that are based on forecasted demand. We generally maintain substantial inventories of our products because the semiconductor industry is characterized by short lead time orders and quick delivery schedules. A substantial amount of our inventories is maintained as semi-finished products that can be leveraged across a wide range of our processors to balance our customer demands.
Our existing cash and marketable securities balances increased by 5% to $7.11 billion at the end of fiscal year 2018 compared with the end of fiscal year 2017.
Research and Development
We believe that the continued introduction of new and enhanced products designed to deliver leading accelerated computing technology is essential to our future success. Our research and development strategy is focused on a unified hardware and software architecture. Our products take years to design and bring to market, and we concurrently develop multiple generations of our architecture. Our research and development efforts include software engineering, including efforts related to the development of our CUDA platform, hardware engineering related to our GPUs, Tegra processors, and systems, very large scale integration design engineering, process engineering, architecture and algorithms.

As of January 28, 2018, we had 8,191 full-time employees engaged in research and development. During fiscal years 2018, 2017 and 2016, we incurred research and development expenses of $1.80 billion, $1.46 billion, and $1.33 billion, respectively.
Competition
The market for our products is intensely competitive and is characterized by rapid technological change and evolving industry standards. We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and partners and distribution channels, software support, conformity to industry standard Application Programming Interfaces, manufacturing capabilities, processor pricing, and total system costs. We believe that our ability to remain competitive will depend on how well we are able to anticipate the features and functions that customers and partners will demand and whether we are able to deliver consistent volumes of our products at acceptable levels of quality and at competitive prices. We expect competition to increase from both existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products. In addition, it is possible that new competitors or alliances among competitors could emerge and acquire significant market share.
A significant source of competition comes from companies that provide or intend to provide GPUs, embedded SOCs, and accelerated and AI computing processor products. Some of our competitors may have greater marketing, financial, distribution and manufacturing resources than we do and may be more able to adapt to customer or technological changes.
Our current competitors include:

•
suppliers or licensors of discrete and integrated GPUs and accelerated computing solutions, including chipsets that incorporate 3D graphics, or HPC or accelerated computing functionality as part of their solutions or platforms, such as Advanced Micro Devices, or AMD, ARM Holdings plc, Imagination Technologies Group plc, Intel Corporation, or Intel, and Xilinx, Inc.; and

•
suppliers of SOC products that are embedded into automobiles, autonomous machines, and smart devices such as televisions, monitors, set-top boxes, and gaming devices, such as Ambarella, Inc., AMD, Broadcom Ltd., Intel, Qualcomm Incorporated, Renesas Electronics Corporation, Samsung, and Texas Instruments Incorporated.

Patents and Proprietary Rights
We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements, and licensing arrangements to protect our intellectual property in the United States and internationally. Our currently issued patents have expiration dates from April 2018 to January 2037. We have numerous patents issued, allowed, and pending in the United States and in foreign jurisdictions. Our patents and pending patent applications primarily relate to our products and the technology used in connection with our products. We also rely on international treaties, organizations, and foreign laws to protect our intellectual property. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as the laws of the United States. This decreased protection makes the possibility of piracy of our technology and products more likely. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as:

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
Employees
As of January 28, 2018, we had 11,528 employees, 8,191 of whom were engaged in research and development and 3,337 of whom were engaged in sales, marketing, operations, and administrative positions.
Environmental Regulatory Compliance
To date, we have not incurred significant expenses related to environmental regulatory compliance matters.
Financial Information by Reporting Segment and Geographic Data
The information included in Note 16 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, including financial information by reportable segment and revenue and long-lived assets by geographic region, is hereby incorporated by reference. For additional detail regarding the risks attendant to our foreign operations see “Item 1A. Risk Factors - Risks Related to Our Business, Industry and Partners - We are subject to risks and uncertainties associated with international operations, which may harm our business.”
Executive Officers of the Registrant
The following sets forth certain information regarding our executive officers, their ages and positions as of February 26, 2018:

Name	Age	Position
Jen-Hsun Huang	55	President, Chief Executive Officer and Director
Colette M. Kress	50	Executive Vice President and Chief Financial Officer
Ajay K. Puri	63	Executive Vice President, Worldwide Field Operations
Debora Shoquist	63	Executive Vice President, Operations
Timothy S. Teter	51	Executive Vice President, General Counsel and Secretary
Jen-Hsun Huang co-founded NVIDIA in 1993 and has served as our President, Chief Executive Officer and a member of the Board of Directors since our inception. From 1985 to 1993, Mr. Huang was employed at LSI Logic Corporation, a computer chip manufacturer, where he held a variety of positions including as Director of Coreware, the business unit responsible for LSI's SOC. From 1983 to 1985, Mr. Huang was a microprocessor designer for Advanced Micro Devices, Inc., a semiconductor company. Mr. Huang holds a B.S.E.E. degree from Oregon State University and an M.S.E.E. degree from Stanford University.
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
Timothy S. Teter joined NVIDIA in 2017 as Senior Vice President, General Counsel and Secretary and became Executive Vice President, General Counsel and Secretary in February 2018. Prior to NVIDIA, Mr. Teter spent more than two decades at the law firm of Cooley LLP. He was most recently a partner at Cooley, where he focused on litigating patent and technology related matters. Prior to attending law school, he worked as an engineer at Lockheed Missiles and Space Company. Mr. Teter holds a B.S. degree in Mechanical Engineering from the University of California at Davis and a J.D. degree from Stanford Law School.

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
ITEM 1A. RISK FACTORS
In evaluating NVIDIA and our business, the following factors should be considered in addition to the other information in this Annual Report on Form 10-K. Before you buy our common stock, you should know that making such an investment involves risks including, but not limited to, the risks described below. Any one of the following risks could harm our business, financial condition, results of operations or reputation, which could cause our stock price to decline, and you may lose all or a part of your investment. Additional risks, trends and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations or reputation.
Risks Related to Our Business, Industry and Partners
If we fail to meet the evolving needs of our markets, or identify new products, services or technologies, our revenue and financial results may be adversely impacted.
We have created GPU-based visual and accelerated computing platforms that address four large markets: Gaming, Professional Visualization, Datacenter, and Automotive. These markets often experience rapid technological change, changes in customer requirements, new product introductions and enhancements, and evolving industry standards. Our success depends on our ability to identify these emerging industry changes and to develop new (or enhance our existing) products, services and technologies that meet the evolving needs of these markets. Such activities may require considerable technical, financial, compliance, sales and marketing investments. We currently devote significant resources to the development of technologies and business offerings in markets where we have a limited operating history, such as the automotive and datacenter markets, which presents additional risks to our business. We must also continue to develop the infrastructure needed to appropriately scale our business in these areas, including customer service and customer support. We also must meet customer safety and compliance standards, which are subject to change. Additionally, we continue to make considerable investments in research and development, which may not produce significant revenue for several years, if at all. If our investments are unsuccessful and we fail to develop new products, services and technologies, or if we focus on technologies that do not become widely adopted, our business, revenue, financial condition and results of operations could be adversely affected. We cannot assure you that our strategic direction will result in innovative products and technologies that provide value to our customers, partners and ultimately, our shareholders. If we fail to anticipate the changing needs of our target markets and emerging technology trends, or if we do not appropriately adapt that strategy as market conditions evolve, in a timely manner to exploit potential market opportunities, our business will be harmed.
Competition in our current and target markets could prevent us from growing our revenue.
Our target markets remain extremely competitive, and we expect competition to intensify as current competitors expand their product and/or service offerings, industry standards continue to evolve, customer needs change and new competitors enter these markets. Our competitors’ products, services and technologies may be less costly, or may offer superior functionality or better features, than ours, which may result, among other things, in lower than expected selling prices for our products. In addition, some of our competitors operate and maintain their own fabrication facilities, have longer operating histories, larger customer bases, more comprehensive intellectual property, or IP, portfolios and patent protections, and greater financial, sales, marketing and distribution resources than we do. These competitors may be able to more effectively identify and capitalize upon opportunities in new markets and end user customer trends, quickly transition their products, including semiconductor products, to increasingly smaller line width geometries, and obtain sufficient foundry capacity and packaging materials, which could harm our business. If we are unable to successfully compete in our target markets, respond to changes in our target markets or introduce new offerings to meet the needs of this competitive environment, including in significant international markets such as China, demand for our products, services and technologies could decrease, which would cause our revenue to decline and cause our results of operations to suffer. In addition, the competitive landscape in our target markets has changed and may continue to evolve due to a trend toward consolidation, which could lead to fewer customers, partners, or suppliers, any of which could negatively affect our financial results.

System security and data protection breaches, as well as cyber-attacks, could disrupt our operations, reduce our expected revenue and increase our expenses, which could adversely affect our stock price and damage our reputation.
Security breaches, computer malware and cyber-attacks have become more prevalent and sophisticated in recent years. These threats are constantly evolving, making it increasingly difficult to successfully defend against them or implement adequate preventative measures. These attacks have occurred on our systems in the past and are expected to occur in the future. Experienced computer programmers, hackers and employees may penetrate our security controls and misappropriate or compromise our confidential information, or that of our employees or third parties. These attacks may create system disruptions or cause shutdowns. These hackers may also develop and deploy viruses, worms and other malicious software programs that attack or otherwise exploit security vulnerabilities in our products, including consumer and automotive products, where we utilize over-the-air updates to improve functionality over time. For portions of our IT infrastructure, including business management and communication software products, we rely on products and services provided by third parties. These providers may also experience breaches and attacks to their products which may impact our systems. Data security breaches may also result from non-technical means, such as actions by an employee with access to our systems. To defend against security threats, both to our internal systems and those of our customers, we must continuously engineer more secure products and enhance security and reliability features, which may result in increased expenses.
Actual or perceived breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our partners, our customers or third parties could expose us and the parties affected to a risk of loss or misuse of this information, resulting in litigation and potential liability, paying damages, regulatory inquiries or actions, damage to our brand and reputation or other harm to our business. Our efforts to prevent and overcome these challenges could increase our expenses and may not be successful. We may experience interruptions, delays, cessation of service and loss of existing or potential customers. Such disruptions could adversely impact our ability to fulfill orders and interrupt other critical functions. Delayed sales, lower margins or lost customers as a result of these disruptions could adversely affect our financial results, stock price and reputation.
If our products contain significant defects, we could incur significant expenses to remediate such defects, our reputation could be damaged, and we could lose market share.
Our products are complex and may contain defects or security vulnerabilities, or experience failures or unsatisfactory performance due to any number of issues in design, fabrication, packaging, materials and/or use within a system. These risks may increase as our products are introduced into new devices, markets, technologies and applications, including into the automotive market, or as new versions are released. Some errors in our products or services may only be discovered after a product or service has been shipped or used by customers or the end users of such product. Undiscovered vulnerabilities in our products or services could expose our customers or end users to hackers or other unscrupulous third parties who develop and deploy viruses, worms and other malicious software programs that could attack our products or services. Failure of our products to perform to specifications, or other product defects, could lead to substantial damage to the products we sell directly to customers, the end product in which our device has been integrated by OEMs, ODMs, AIBs and Tier 1 automotive suppliers, and to the user of such end product. Any such defect may cause us to incur significant warranty, support and repair or replacement costs, write off the value of related inventory, cause us to lose market share, and divert the attention of our engineering personnel from our product development efforts to find and correct the issue. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins, harm our relationships with customers and partners and harm consumers’ perceptions of our brand. Also, we may be required to reimburse our customers, partners or consumers, including costs to repair or replace products in the field. A product recall, including automotive recalls or a recall due to a bug in our products, or a significant number of product returns could be expensive, damage our reputation, harm our ability to attract new customers, result in the shifting of business to our competitors and result in litigation against us, such as product liability suits. If a product liability claim is brought against us, the cost of defending the claim could be significant and would divert the efforts of our technical and management personnel, and harm our business. Further, our business liability insurance may be inadequate or future coverage may be unavailable on acceptable terms, which could adversely impact our financial results.
We depend on third parties and their technology to manufacture, assemble, test and/or package our products, which reduces our control over product quantity and quality, manufacturing yields, development, enhancement and product delivery schedule and could harm our business.
We do not manufacture the silicon wafers used for our GPUs and Tegra processors and do not own or operate a wafer fabrication facility. Instead, we are dependent on industry-leading foundries, such as Taiwan Semiconductor Manufacturing Company Limited and Samsung Electronics Co. Ltd., to manufacture our semiconductor wafers using their fabrication equipment and techniques. Similarly, we do not directly assemble, test or package our products, but instead rely on independent subcontractors. We do not have long-term commitment contracts with these foundries or subcontractors. As a result, we face several significant risks which could have an adverse effect on our ability to meet customer demand and/or negatively impact our business operations, gross margin, revenue and/or financial results, including:

•	a lack of guaranteed supply of wafers and other components and potential higher wafer and component prices due to supply constraints;

•	a failure by our foundries to procure raw materials or to provide or allocate adequate or any manufacturing or test capacity for our products;

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

In addition, low manufacturing yields could have an adverse effect on our ability to meet customer demand, increase manufacturing costs, harm customer or partner relationships, and/or negatively impact our business operations, gross margin, revenue and/or financial results. Manufacturing yields for our products are a function of product design, which is developed largely by us, and process technology, which typically is proprietary to the foundry. Low yields may result from either product design or process technology failure. We do not know whether a yield problem will exist until our design is actually manufactured by the foundry. As a result, yield problems may not be identified until well into the manufacturing process and require us and the foundry to cooperate to resolve the problem.
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
For our products that we do not sell directly to consumers, achieving design wins is an important success factor. Achieving design wins may involve a lengthy process in pursuit of a customer opportunity and depend on our ability to anticipate features and functionality that customers and consumers will demand. Failure to obtain a particular design win may prevent us from obtaining design wins in subsequent generations of a particular product. This could result in lost revenue and could weaken our position in future competitive bid selection processes.
Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers. Further, if our products are not in compliance with prevailing industry standards, including safety standards, our customers may not incorporate our products into their design strategies. Winning a product design does not guarantee sales to a customer or that we will realize as much revenue as anticipated, if any.
Business disruptions could harm our business, lead to a decline in revenues and increase our costs.
Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, outages at cloud service providers, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, cyber-attacks, terrorist attacks, medical epidemics or pandemics and other natural or man-made disasters, catastrophic events or climate change. The occurrence of any of these disruptions could harm our business and result in significant losses, a decline in revenue and an increase in our costs and expenses. Any of these business disruptions could require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in Asia, near major earthquake faults known for seismic activity. In addition, a majority of our current datacenter capacity is located in California, making our operations vulnerable to natural disasters or other business disruptions occurring in these geographical areas. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including Taiwan, China and Korea. Geopolitical change or changes in government regulations and policies in the U.S. or abroad also may result in changing regulatory requirements, trade policies, and economic disruptions that could impact our operating strategies, access to global markets, hiring, and profitability. Catastrophic events can also have an impact on third-party vendors who provide us critical infrastructure services for IT and research and development systems and personnel. Our operations could be harmed if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, high heat events or water shortages, information technology system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our third-party foundries and other suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown. In the event a major earthquake or other disaster or catastrophic event affects us or the third-party systems on which we rely, our business could be harmed as a result of declines in revenue, increases in expenses, substantial expenditures and time spent to fully resume operations.
If we fail to estimate customer demand properly, our financial results could be harmed.
We manufacture our GPUs and Tegra processors based on estimates of customer demand and requirements. In order to have shorter shipment lead times and quicker delivery schedules for our customers, we may build inventories for anticipated periods of growth which do not occur, or may build inventory anticipating demand for a product that does not materialize. In estimating demand, we make multiple assumptions, any of which may prove to be incorrect. Situations that may result in excess or obsolete inventory include:

•	changes in business and economic conditions, including downturns in our target markets and/or overall economy;

•	changes in consumer confidence caused by changes in market conditions, including changes in the credit market;

•	a sudden and significant decrease in demand for our products;

•	a higher incidence of inventory obsolescence because of rapidly changing technology or customer requirements;

•	our introduction of new products resulting in lower demand for older products;

•	less demand than expected for newly-introduced products; or

•	increased competition, including competitive pricing actions.
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
Conversely, if we underestimate our customers' demand for our products, our foundry partners may not have adequate lead-time or capacity to increase production and we may not be able to obtain sufficient inventory to fill customers' orders on a timely basis. We may also face supply constraints caused by natural disasters or other events. In such cases, even if we are able to increase production levels to meet customer demand, we may not be able to do so in a cost-effective or timely manner. If we fail to fulfill our customers' orders on a timely basis, or at all, our customer relationships could be damaged, we could lose revenue and market share and our reputation could be damaged.
We are subject to risks and uncertainties associated with international operations, which may harm our business.
We conduct our business worldwide and we have offices in various countries outside of the United States. Our semiconductor wafers are manufactured, assembled, tested and packaged by third parties located outside of the United States and Other Americas. We also generate a significant portion of our revenue from sales outside the United States and Other Americas. Revenue from sales outside of the United States and Other Americas accounted for 79%, 80%, and 79% of total revenue for fiscal years 2018, 2017, and 2016, respectively. Additionally, as of January 28, 2018, approximately 47% of our employees were located outside of the United States. The global nature of our business subjects us to a number of risks and uncertainties, which could have a material adverse effect on our business, financial condition and results of operations, including:

•	international economic and political conditions, such as political tensions between countries in which we do business;

•	unexpected changes in, or impositions of, legislative or regulatory requirements, including changes in tax laws;

•	differing legal standards with respect to protection of intellectual property and employment practices;

•
local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act and other anticorruption laws and regulations;

•	exporting or importing issues related to export or import restrictions, including deemed export restrictions, tariffs, quotas and other trade barriers and restrictions;

•	disruptions of capital and trading markets and currency fluctuations; and

•	increased costs due to imposition of climate change regulations, such as carbon taxes, fuel or energy taxes, and pollution limits.
If our sales outside of the United States and Other Americas are delayed or cancelled because of any of the above factors, our revenue may be negatively impacted.
If we are unable to attract, retain and motivate our executives and key employees, we may not be able to execute our business strategy effectively.
To be competitive and execute our business strategy successfully, we must attract, retain and motivate our executives and key employees. The market for highly skilled workers and leaders in our industry is extremely competitive. In particular, hiring qualified executives, scientists, engineers, technical staff and research and development personnel is critical to our business. Additionally, changes in immigration and work permit laws and regulations or the administration or interpretation of such laws or regulations could impair our ability to attract and retain highly qualified employees. If we are less successful in our recruiting efforts, or if we cannot retain key employees, our ability to develop and deliver successful products and services may be adversely affected. Additionally, competition for personnel results in increased costs in the form of cash and stock-based compensation. The interpretation and application of employment related laws to our workforce practices may result in increased operating costs and less flexibility in how we meet our workforce needs. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.
We may not be able to realize the potential financial or strategic benefits of business acquisitions or strategic investments and we may not be able to successfully integrate acquisition targets, which could hurt our ability to grow our business, develop new products or sell our products.
We have in the past acquired and invested in, and may continue to acquire and invest in, other businesses that offer products, services and technologies that we believe will help expand or enhance our existing products, strategic objectives and business. The risks associated with past or future acquisitions or investments could impair our ability to grow our business, develop new products or sell our products, and ultimately could have a negative impact on our growth or our financial results. Given that our resources are limited, our decision to pursue a transaction has opportunity costs; accordingly, if we pursue a particular transaction, we may need to forgo the prospect of entering into other transactions that could help us achieve our strategic objectives. Additional risks related to acquisitions or strategic investments include, but are not limited to:

•	difficulty in combining the technology, products, operations or workforce of the acquired business with our business;

•	diversion of capital and other resources, including management’s attention;

•	assumption of liabilities and incurring amortization expenses, impairment charges to goodwill or write-downs of acquired assets;

•	difficulty in realizing a satisfactory return, if at all;

•	difficulty in obtaining regulatory, other approvals or financing;

•	failure and costs associated with the failure to consummate a proposed acquisition or other strategic investment;

•	legal proceedings initiated as a result of an acquisition or investment;

•	uncertainties and time needed to realize the benefits of an acquisition or strategic investment, if at all;

•	the need to later divest acquired assets if an acquisition does not meet our expectations;

•	potential failure of our due diligence processes to identify significant issues with the acquired assets or company; and

•	impairment of relationships with, or loss of our or our target’s, employees, vendors and customers, as a result of our acquisition or investment.
Risks Related to Regulatory, Legal, Our Common Stock and Other Matters
Actions to adequately protect our IP rights could result in substantial costs to us and our ability to compete could be harmed if we are unsuccessful in doing so or if we are prohibited from making or selling our products.
We have in the past, currently are, and may in the future become involved in lawsuits or other legal proceedings alleging patent infringement or other intellectual property rights violations by us, our employees or parties that we have agreed to indemnify for certain claims of infringement. An unfavorable ruling in any such intellectual property related litigation could include significant damages, invalidation of a patent or family of patents, indemnification of customers, payment of lost profits, or, when it has been sought, injunctive relief. Claims that our products or processes infringe the IP rights of others, regardless of their merit, could cause us to incur significant costs to respond to, defend, and resolve such claims, and they may also divert the efforts and attention of management and technical personnel.
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
Our success depends in part on protecting our intellectual property. To accomplish this, we rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements, licensing arrangements, and the laws of the countries in which we operate to protect our intellectual property in the United States and internationally. We may be required to spend significant resources to monitor and protect our intellectual property rights, and even with significant expenditures we may not be able to protect our intellectual property rights that are valuable to our business. The laws of certain foreign countries may not protect our products or intellectual property rights to the same extent as the laws of the United States. This makes the possibility of piracy of our technology and products more likely. In addition, the theft or unauthorized use or publication of our trade secrets and other confidential business information could harm our competitive position and reduce acceptance of our products; as a result, the value of our investment in research and development, product development, and marketing could be reduced. We continuously assess whether and where to seek formal protection for existing and new innovations and technologies, but cannot be certain whether our applications for such protections will be approved, and, if approved, whether we will be able to enforce such protections.
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
Factors, other than those described elsewhere in these risk factors, that could affect our results of operations in the future include, but are not limited to:

•	our ability to achieve volume production of our next-generation products;

•	our inability to adjust spending to offset revenue shortfalls due to the multi-year development cycle for some of our products and services;

•	fluctuations in the demand for our products related to cryptocurrencies;

•	changes in the timing of product orders due to unexpected delays in the introduction of our partners’ products;

•	our ability to cover the manufacturing and design costs of our products through competitive pricing;

•	our ability to comply and continue to comply with our customers’ contractual obligations;

•	product rates of return in excess of that forecasted or expected due to quality issues;

•	our ability to secure appropriate safety certifications and meet industry safety standards;

•	supply constraints for and changes in the cost of the other components incorporated into our products

•	inventory write-downs;

•
our ability to continue generating revenue from our partner network, including by generating sales within our partner network and ensuring our products are incorporated into our partners product ecosystems, and our partner network’s ability to sell products that incorporate our GPUs and Tegra processors;

•	the inability of certain of our customers to make required payments to us, and our ability to obtain credit insurance over the purchasing credit extended to these customers;

•	customer bad debt write-offs;

•	any unanticipated costs associated with environmental liabilities;

•	unexpected costs related to our ownership of real property;

•	changes in financial accounting standards or interpretations of existing standards; and

•	general macroeconomic or industry events and factors affecting the overall market and our target markets.
Any one or more of the factors discussed above could prevent us from achieving our expected future financial results. Any such failure to meet our expectations or the expectations of our investors or security analysts could cause our stock price to decline or experience substantial price volatility.
Privacy concerns relating to our products and services could damage our reputation, deter current and potential users from using our products and services, result in liability, or result in legal or regulatory proceedings.
Our products and services may provide us with access to sensitive, confidential or personal data or information that is subject to privacy and security laws and regulations. Concerns about our practices with regard to the collection, use, retention, security or disclosure of personal information or other privacy-related matters, even if unfounded, could damage our reputation and adversely affect our operating results. The theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business or by one of our partners could result in significantly increased security costs, damage to our reputation, regulatory proceedings, disruption of our business activities or increased costs related to defending legal claims.
Worldwide regulatory authorities are considering and have approved various legislative proposals concerning data protection, which continue to evolve and apply to our business. For example, the European Union adopted the General Data Protection Regulation, or GDPR, which requires companies to meet new requirements beginning in May 2018 regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue. In addition, the interpretation and application of consumer and data protection laws in the United States, Europe and elsewhere are often uncertain and fluid, and may be interpreted and applied in a manner that is inconsistent with our data practices. If so, we may be ordered to change our data practices and/or be fined. Complying with these changing laws has caused, and could continue to cause, us to incur substantial costs, which could have an adverse effect on our business and results of operations. Further, failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged noncompliant activity.
We may have exposure to additional tax liabilities and our operating results may be adversely impacted by higher than expected tax rates.
As a multinational corporation, we are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenue and expenses in different jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Further, changes in United States federal, and state or international tax laws applicable to multinational corporations or other fundamental law changes may materially impact our tax expense and cash flows, as we experienced in fiscal year 2018 with the passage of the Tax Cuts and Jobs Act, or TCJA.
Our future effective tax rate may be affected by such factors as changes in tax laws, changes in our business or statutory rates, changes in jurisdictions in which our profits are determined to be earned and taxed, changes in available tax credits, the resolution of issues arising from tax audits, changes in United States generally accepted accounting principles, adjustments to income taxes upon finalization of tax returns, increases in expenses not deductible for tax purposes, changes in the valuation of our deferred tax assets and liabilities and in deferred tax valuation allowances, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation and the recognition of excess tax benefits and tax deficiencies within the income tax provision in the period in which they occur, the impact of accounting for business combinations, shifts in the amount of earnings in the United States compared with other regions in the world and overall levels of income before tax, changes in our international organization, as well as the expiration of statute of limitations and settlements of audits. Any changes in our effective tax rate may reduce our net income.
Our business is exposed to the risks associated with litigation, investigations and regulatory proceedings.
We have in the past and may, from time to time, face legal, administrative and regulatory proceedings, claims, demands and investigations involving shareholder, consumer, competition and other issues relating to our business on a global basis. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities and we have been in the past, and may be in the future, the target of securities litigation. The laws and regulations our business is subject to are complex, and change frequently. We may be required to incur significant expense to comply with, or remedy violations of, these regulations. Litigation and regulatory proceedings are inherently uncertain, and adverse rulings could occur, including monetary damages, or an injunction stopping us from manufacturing or selling certain products, engaging in certain business practices, or requiring other remedies, such as compulsory licensing of patents. An unfavorable outcome or settlement may result in a material adverse impact on our business, results of operations, financial position, and overall trends. In addition, regardless of the outcome, litigation can be costly, time-consuming, and disruptive to our operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our headquarters complex is located in Santa Clara, California. It includes ten leased commercial buildings totaling 963,317 square feet, and real property that we own totaling 1,496,006 square feet. Our owned property consists of seven commercial buildings on 36 acres of land. In addition, we also lease datacenter space in Santa Clara, California.
Outside of Santa Clara, California, we lease facilities in Austin, Texas and a number of regional facilities in other U.S. locations, that are used as research and development centers and/or sales and administrative offices. Outside of the United States, we own a building in Hyderabad, India, that is being used primarily as a research and development center. We also lease facilities in various international locations that are used as research and development centers and/or sales and administrative offices. These leased facilities are located primarily in Asia and Europe. In addition, we also lease datacenter space in various locations around the world.
We believe that we currently have sufficient facilities to conduct our operations for the next twelve months. For additional information regarding obligations under leases, refer to Note 12 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K under the subheading “Lease Obligations,” which information is hereby incorporated by reference.
ITEM 3. LEGAL PROCEEDINGS
Please see Note 12 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a discussion of our legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol NVDA. Public trading of our common stock began on January 22, 1999. Prior to that, there was no public market for our common stock. As of February 26, 2018, we had approximately 314 registered shareholders, not including those shares held in street or nominee name. The following table sets forth for the periods indicated the high and low sales price for our common stock as quoted on the NASDAQ Global Select Market:

	High	Low
Fiscal year ending January 27, 2019
First Quarter (through February 26, 2018)	$251.97	$204.00
Fiscal year ended January 28, 2018
Fourth Quarter	$243.34	$180.58
Third Quarter	$201.87	$152.91
Second Quarter	$169.93	$102.31
First Quarter	$120.92	$95.17
Fiscal year ended January 29, 2017
Fourth Quarter	$119.93	$66.58
Third Quarter	$72.95	$55.50
Second Quarter	$57.25	$34.40
First Quarter	$37.46	$24.75
Dividend Policy
In November 2017, we increased our quarterly cash dividend from $0.14 per share, or $0.56 on an annual basis, to $0.15 per share, or $0.60 on an annual basis. In fiscal years 2018 and 2017, we paid $341 million and $261 million, respectively, in cash dividends to our common shareholders.
Our cash dividend program and the payment of future cash dividends under the program are subject to continued capital availability and our Board of Directors' continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders and are in compliance with all laws and agreements of NVIDIA applicable to the declaration and payment of cash dividends. In calendar year 2017, based upon our earnings and profits, 100% of our dividend payments were considered to be ordinary dividends. It is possible that a portion of our dividend payments in future calendar years may be considered a return of capital for U.S. federal income tax purposes.
Issuer Purchases of Equity Securities
Beginning August 2004, our Board of Directors authorized us to repurchase our stock. In November 2016, the Board authorized an additional $2.00 billion under our repurchase program and extended it through December 2020.
Since the inception of our share repurchase program, we have repurchased an aggregate of 251 million shares under our share repurchase program for a total cost of $5.5 billion through January 28, 2018. All shares delivered from these repurchases have been placed into treasury stock. As of January 28, 2018, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $1.82 billion through December 2020. For fiscal year 2019, we intend to return $1.25 billion to our shareholders through ongoing quarterly cash dividends and share repurchases.
The repurchases can be made in the open market, in privately negotiated transactions, or in structured share repurchase programs, and can be made in one or more larger repurchases, in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we may enter into structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement.

Transactions Related to our Convertible Notes and Note Hedges
During fiscal year 2018, we issued an aggregate of 33 million shares of our common stock upon settlement of $812 million in principal amount of Convertible Notes submitted for conversion. In connection with these conversions, we exercised a portion of our Note Hedges to acquire an equal number of shares of our common stock. The counterparty to the Note Hedges may be deemed an “affiliated purchaser” and may have purchased the shares of our common stock deliverable to us upon this exercise of our option. Refer to Note 11 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion regarding the Convertible Notes and the Note Hedges.
Restricted Stock Unit Share Withholding
We also withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our employee equity incentive program. During fiscal year 2018, we withheld approximately 4 million shares at a total cost of $612 million through net share settlements. Refer to Note 2 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion regarding our equity incentive plans.
Stock Performance Graphs
The following graph compares the cumulative total shareholder return for our common stock, the S&P 500 Index, and the NASDAQ 100 Index for the five years ended January 28, 2018. The graph assumes that $100 was invested on January 27, 2013 in our common stock and in each of the S&P 500 Index and the NASDAQ 100 Index. Our common stock is a component of each of the presented indices. Total return assumes reinvestment of dividends in each of the indices indicated. Total return is based on historical results and is not intended to indicate future performance.
*$100 invested on 1/27/13 in stock and in indices, including reinvestment of dividends.
The S&P 500 index is proprietary to and are calculated, distributed and marketed by S&P Opco, LLC (a subsidiary of S&P Dow Jones Indices LLC), its affiliates and/or its licensors and has been licensed for use. S&P® and S&P 500®, among other famous marks, are registered trademarks of Standard & Poor’s Financial Services LLC, and Dow Jones® is a registered trademark of Dow Jones Trademark Holdings LLC. © 2016 S&P Dow Jones Indices LLC, its affiliates and/or its licensors. All rights reserved.

	1/27/2013	1/26/2014	1/25/2015	1/31/2016	1/29/2017	1/28/2018
NVIDIA Corporation	$100.00	$128.11	$173.58	$249.54	$961.32	$2,100.92
S&P 500	$100.00	$121.52	$138.80	$137.88	$165.51	$209.22
NASDAQ 100	$100.00	$130.82	$156.01	$162.90	$197.32	$271.03
ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Consolidated Statements of Income data for fiscal years 2018, 2017, and 2016 and the Consolidated Balance Sheets data as of January 28, 2018 and January 29, 2017 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Part IV, Item 15 in this Annual Report on Form 10-K. We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2018, 2017, 2015, and 2014 were 52-week years and fiscal year 2016 was a 53-week year.

	Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016 (A)	January 25, 2015	January 26, 2014
Consolidated Statements of Income Data:	(In millions, except per share data)
Revenue	$9,714	$6,910	$5,010	$4,682	$4,130
Income from operations	$3,210	$1,934	$747	$759	$496
Net income	$3,047	$1,666	$614	$631	$440
Net income per share:
Basic	$5.09	$3.08	$1.13	$1.14	$0.75
Diluted	$4.82	$2.57	$1.08	$1.12	$0.74
Weighted average shares used in per share computation:
Basic	599	541	543	552	588
Diluted	632	649	569	563	595

	Year Ended
	January 28, 2018 (B,C)	January 29, 2017 (B,C)	January 31, 2016 (B)	January 25, 2015	January 26, 2014
Consolidated Balance Sheets Data:	(In millions, except per share data)
Cash, cash equivalents and marketable securities	$7,108	$6,798	$5,037	$4,623	$4,672
Total assets	$11,241	$9,841	$7,370	$7,201	$7,251
Debt obligations	$2,000	$2,779	$1,413	$1,384	$1,356
Convertible debt conversion obligation	$—	$31	$87	$—	$—
Total shareholders’ equity	$7,471	$5,762	$4,469	$4,418	$4,456
Cash dividends declared and paid per common share (D)	$0.570	$0.485	$0.395	$0.340	$0.310

(A)	In fiscal year 2016, we began the wind down of our Icera modem operations. As a result, our income from operations for fiscal year 2016 included $131 million of restructuring and other charges.

(B)
In fiscal year 2014, we issued 1.00% Convertible Senior Notes due 2018 in the aggregate principal amount of $1.50 billion. The Convertible Notes first became convertible as of February 1, 2016. As of January 28, 2018, the carrying value of the Convertible Notes was classified as a current liability and the difference between the principal amount and the carrying value of the Convertible Notes was classified as convertible debt conversion obligation in the mezzanine equity section of our Consolidated Balance Sheet. Refer to Note 11 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.

(C)
In fiscal year 2017, we issued $1.00 billion of the Notes Due 2021, and $1.00 billion of the Notes Due 2026. Interest on the Notes is payable on March 16 and September 16 of each year, beginning on March 16, 2017. Refer to Note 11 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.

(D)
In November 2012, we initiated a quarterly dividend payment of $0.075 per share, or $0.30 per share on an annual basis. In November 2013, we increased the quarterly cash dividend to $0.085 per share, or $0.34 per share on an annual basis. In May 2015, we increased the quarterly cash dividend to $0.0975 per share, or $0.39 per share on an annual basis. In November 2015, we increased the quarterly cash dividend to $0.115 per share, or $0.46 per share on an annual basis. In November 2016, we increased the quarterly cash dividend to $0.14 per share, or $0.56 per share on an annual basis. In November 2017, we increased the quarterly cash dividend to $0.15 per share, or $0.60 per share on an annual basis.
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
Overview
Our Company and Our Businesses
Starting with a focus on PC graphics, NVIDIA invented the GPU to solve some of the most complex problems in computer science. We have extended our focus in recent years to the revolutionary field of AI. Fueled by the sustained demand for better 3D graphics and the scale of the gaming market, NVIDIA has evolved the GPU into a computer brain at the intersection of VR, HPC, and AI.
Our two reportable segments - GPU and Tegra Processor - are based on a single underlying architecture. From our proprietary processors, we have created platforms that address four large markets where our expertise is critical: Gaming, Professional Visualization, Datacenter, and Automotive.
While our GPU and CUDA architecture is unified, our GPU product brands are aimed at specialized markets including GeForce for gamers; Quadro for designers; Tesla and DGX for AI data scientists and big data researchers; and GRID for cloud-based visual computing users. Our Tegra brand integrates an entire computer onto a single chip, and incorporates GPUs and multi-core CPUs to drive supercomputing for autonomous robots, drones, and cars, as well as for consoles and mobile gaming and entertainment devices.
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Recent Developments, Future Objectives and Challenges
Fiscal Year 2018 Summary

	Year Ended
	January 28, 2018	January 29, 2017	Change
	($ in millions, except per share data)
Revenue	$9,714	$6,910	Up 41%
Gross margin	59.9%	58.8%	Up 110 bps
Operating expenses	$2,612	$2,129	Up 23%
Income from operations	$3,210	$1,934	Up 66%
Net income	$3,047	$1,666	Up 83%
Net income per diluted share	$4.82	$2.57	Up 88%
Revenue for fiscal year 2018 grew 41% to $9.71 billion, reflecting broad growth in each of our market platforms - gaming, professional visualization, datacenter, and automotive.
GPU business revenue was $8.14 billion, up 40% from a year earlier, led by growth in gaming, datacenter, and professional visualization. Strong growth across our Pascal-based GeForce gaming GPUs was driven by growth associated with GPU refreshes/upgrades, new gamers, new games, eSports, and cryptocurrency mining. Revenue for datacenter, including Tesla, NVIDIA GRID and NVIDIA DGX, was $1.93 billion, up 133% year on year, led by strong sales of our Volta architecture, including V100 GPU accelerators, which began shipping in the first half of fiscal year 2018 and are available through major computer makers and cloud providers, new DGX systems, and design wins in HPC. Professional visualization revenue grew 12% year over year to $934 million, led by ultra-high-end and high-end desktop workstations, as well as unique form factors and emerging opportunities, including AI, deep learning, VR and rendering.

Tegra processor business revenue was $1.53 billion, up 86% from a year ago. Tegra processor business revenue includes SOC modules for the Nintendo Switch gaming console and development services. Also included was automotive revenue of $558 million, which was up 15% from a year earlier, incorporating infotainment modules, production DRIVE PX platforms, and development agreements for self-driving cars.
Revenue from our patent license agreement with Intel concluded in the first quarter of fiscal year 2018.
Gross margin for fiscal year 2018 was 59.9%, compared with 58.8% a year earlier, reflecting a favorable shift in mix, the growth of our GeForce gaming GPUs, and the growth of our GPU computing platform for cloud, deep learning, AI, and graphics virtualization, partially offset by the conclusion of our patent license agreement with Intel.
Operating expenses for fiscal year 2018 were $2.61 billion, up from $2.13 billion in the previous year. This reflects growth in employees and related costs, as well as investments in growth initiatives, including gaming, AI, and autonomous driving.
We recorded a U.S. tax reform provisional net tax benefit of $133 million associated with the one-time transition tax on our historical foreign earnings and the adjustment of deferred tax balances to the lower corporate tax rate.
Net income and net income per diluted share for fiscal year 2018 were $3.05 billion and $4.82, respectively, up 83% and 88%, respectively, from a year earlier, fueled by strong revenue growth and improved gross and operating margins.
We returned $1.25 billion to shareholders in fiscal year 2018 through a combination of $909 million in share repurchases and $341 million in quarterly cash dividends. In November 2017, we declared an increase in our quarterly cash dividend to $0.15 per share from $0.14 per share. For fiscal year 2019, we intend to return $1.25 billion to shareholders through ongoing quarterly cash dividends and share repurchases.
Cash, cash equivalents and marketable securities were $7.11 billion as of January 28, 2018, compared with $6.80 billion as of January 29, 2017. The increase was primarily related to the increase in operating income.
GPU Business
During fiscal year 2018, we released many new gaming GPU products based on our new NVIDIA Pascal architecture, including GeForce GTX 1070 Ti, 1080 Ti, and TITAN Xp. We also announced gaming laptops using the Max-Q design, which are 3x faster and 3x thinner than previous-generation gaming laptops, and enhanced GeForce Experience with new tools, including NVIDIA Freestyle for customizing gameplay and an updated interface for the NVIDIA Ansel™ photo mode, as well as new titles including PlayerUnknown's Battleground and Fortnite that support NVIDIA ShadowPlay™ Highlights for capturing gaming achievements.
For our professional visualization platform, we opened early access to NVIDIA Holodeck, and launched the Quadro Virtual Data Center Workstation; introduced Project Holodeck, a photorealistic, collaborative VR environment; launched external GPU support for creative professionals; and released the NVIDIA Optix 5.0 and NVIDIA VRWorks 360 Video software development kits.
For our datacenter platform, we announced that NVIDIA Tesla V100 GPU accelerators are available through virtually every major computer maker and have been chosen by nearly every major cloud provider to deliver AI and HPC. We added 34 GPU-accelerated systems to the Top 500 supercomputer list, bringing the total number of systems relying on NVIDIA GPUs to 87, announced partnerships to further AI in key vertical industries, and launched the NVIDIA GPU Cloud container registry to support scientists using HPC applications and AI researchers using desktop GPUs.
Tegra Processor Business
During fiscal year 2018, for the automotive market, we announced the NVIDIA DRIVE AI self-driving platform, which enables automakers and Tier-1 suppliers to accelerate production of automated and autonomous vehicles, the NVIDIA DRIVE Xavier autonomous machine processor to power the NVIDIA DRIVE software stack, and NVIDIA DRIVE PX Pegasus, an auto-grade AI computer designed to enable driverless robotaxis without steering wheels, pedals or mirrors. We also announced several new partnerships aimed at getting AI-powered cars, trucks and commercial vehicles on the road, including partnerships with Aurora, Autoliv, Baidu, Bosch, Continental, Mercedes-Benz, Uber, Volkswagen, Volvo, Toyota, and ZF.
In addition, we introduced NVIDIA Jetson TX2, a high-performance, low-power computer platform for delivering AI at the edge, with deep learning and computer vision capabilities for robots, drones and smart cameras, the NVIDIA Isaac robot simulator for training intelligent machines in simulated real-world conditions before deployment, and the NVIDIA Metropolis platform, used by more than 50 partners to make cities safer and smarter by applying deep learning to surveillance video streams.

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
Our customer programs primarily involve rebates, which are designed to serve as sales incentives to resellers of our products in various target markets. We account for rebates as a reduction of revenue and accrue for 100% of the potential rebates and do not apply a breakage factor, as we typically find that over 95% of the rebates we accrue each year are eventually claimed, which is substantially close to 100%, and that this percentage varies by program and by customer. We recognize a liability for these rebates at the later of the date at which we record the related revenue or the date at which we offer the rebate. Rebates typically expire six months from the date of the original sale, unless we reasonably believe that the customer intends to claim the rebate. Unclaimed rebates are reversed to revenue, the amount of which typically represents less than 0.5% of total revenue.
Our customer programs also include marketing development funds, or MDFs. MDFs represent monies paid to our partners that are earmarked for market segment development and expansion and are typically designed to support our partners’ activities while also promoting NVIDIA products. We account for MDFs as a reduction of revenue and apply a breakage factor to certain types of MDF program accruals for which we believe we can make a reasonable and reliable estimate of the amount that will ultimately be unclaimed.
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

Inventories
Inventory cost is computed on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis. We charge cost of sales for inventory provisions to write down our inventory to the lower of cost or net realizable value or to completely write off obsolete or excess inventory. Most of our inventory provisions relate to the write-off of excess quantities of products, based on our inventory levels and future product purchase commitments compared to assumptions about future demand and market conditions.
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
The overall net effect on our gross margin from inventory provisions and sales of items previously written down was insignificant in fiscal years 2018 and 2017 and an unfavorable impact of 1.6% in fiscal year 2016. The charges we took to cost of sales for inventory provisions during these fiscal years were primarily related to the write-off of excess quantities of products whose inventory levels were higher than our updated forecasts of future demand for those products. As a fabless semiconductor company, we must make commitments to purchase inventory based on forecasts of future customer demand. In doing so, we must account for our third-party manufacturers' lead times and constraints. We also adjust to other market factors, such as product offerings and pricing actions by our competitors, new product transitions, and macroeconomic conditions - all of which may impact demand for our products.
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
As of January 28, 2018, we had a valuation allowance of $469 million related to state and certain foreign deferred tax assets that management determined are not likely to be realized due to projections of future taxable income and potential utilization limitations of tax attributes acquired as a result of stock ownership changes. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period.
We recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense.
The TCJA, which was enacted in December 2017, significantly changes U.S. tax law, including a reduction of the U.S. federal corporate income tax rate from 35% to 21%, a requirement for companies to pay a one-time transition tax on the earnings of certain foreign subsidiaries that were previously tax deferred and the creation of new taxes on certain foreign-source earnings. As a fiscal year-end taxpayer, certain provisions of the TCJA began to impact us in the fourth quarter of fiscal year 2018, while other provisions will impact us beginning in fiscal year 2019. Refer to Note 13 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information specific to accounting for income taxes and the impacts from the enactment of the TCJA.

Goodwill
Goodwill is subject to our annual impairment test during the fourth quarter of our fiscal year, or earlier, if indicators of potential impairment exist, using either a qualitative or a quantitative assessment. Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value. We have identified two reporting units, GPU and Tegra Processor, for the purposes of completing our goodwill analysis. Goodwill assigned to the GPU and Tegra Processor reporting units as of January 28, 2018 was $210 million and $408 million, respectively. Determining the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. We also make judgments and assumptions in allocating assets and liabilities to each of our reporting units. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.
We use the quantitative assessment to test goodwill for impairment for each reporting unit. In applying the fair value based test of each reporting unit, the results from the income approach and the market approach were equally weighted. These valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, terminal or residual values, discount rates and comparable multiples from publicly traded companies in our industry and require us to make certain assumptions and estimates regarding industry economic factors and the future profitability of our business.
During the fourth quarter of fiscal year 2018, we concluded that there was no impairment of our goodwill. The fair values of our GPU and Tegra Processor reporting units significantly exceeded their respective carrying values. As such, even the application of a hypothetical 10% decrease to the fair value of each reporting unit would not have resulted in the fair value of either reporting unit being less than its carrying value.
Refer to Note 4 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
Cash Equivalents and Marketable Securities
Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist primarily of highly liquid investments with maturities greater than three months when purchased. We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. All of our available-for-sale investments are subject to a periodic impairment review. We record a charge to earnings when a decline in fair value is significantly below cost basis and judged to be other-than-temporary, or have other indicators of impairments.
We performed an impairment review of our investment portfolio as of January 28, 2018. We concluded that our investments were appropriately valued and that no other-than-temporary impairment charges were necessary on our portfolio of available-for-sale investments as of January 28, 2018.
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

	Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
Revenue	100.0%	100.0%	100.0%
Cost of revenue	40.1	41.2	43.9
Gross profit	59.9	58.8	56.1
Operating expenses:
Research and development	18.5	21.2	26.6
Sales, general and administrative	8.4	9.6	12.0
Restructuring and other charges	—	—	2.6
Total operating expenses	26.9	30.8	41.2
Income from operations	33.0	28.0	14.9
Interest income	0.7	0.8	0.8
Interest expense	(0.6)	(0.8)	(0.9)
Other, net	(0.2)	(0.4)	0.1
Total other income (expense)	(0.1)	(0.4)	—
Income before income tax expense	32.9	27.6	14.9
Income tax expense	1.5	3.5	2.6
Net income	31.4%	24.1%	12.3%
Revenue
Revenue by Reportable Segments

	Year Ended				Year Ended
	January 28, 2018	January 29, 2017	$ Change	% Change	January 29, 2017	January 31, 2016	$ Change	% Change
	($ in millions)				($ in millions)
GPU	$8,137	$5,822	$2,315	40%	$5,822	$4,187	$1,635	39%
Tegra Processor	1,534	824	710	86%	824	559	265	47%
All Other	43	264	(221)	(84)%	264	264	—	—%
Total	$9,714	$6,910	$2,804	41%	$6,910	$5,010	$1,900	38%
GPU Business. GPU business revenue increased by 40% in fiscal year 2018 compared to fiscal year 2017 led by growth in gaming, datacenter and professional visualization. Revenue from sales of GeForce GPU products for gaming increased over 20%, reflecting continued strong demand for our Pascal-based GPU products. Datacenter revenue, including Tesla, GRID and DGX, increased 133%, reflecting strong demand from hyperscale and cloud customers for deep learning training and accelerated GPU computing as well as demand for HPC, DGX AI supercomputing and GRID virtualization platforms. Revenue from Quadro GPUs for professional visualization increased by 12% due primarily to higher sales in both high end desktop and mobile workstation products. Revenue from GeForce GPU products for mainstream PC OEMs increased by over 90% due primarily to strong demand for GPU products targeted for cryptocurrency mining.
GPU business revenue increased by 39% in fiscal year 2017 compared to fiscal year 2016. This increase was primarily due to increased revenue from our GeForce GPU gaming and datacenter platforms. Sales of high-end GeForce GPU products for gaming increased over 40%, reflecting a combination of continued strength in PC gaming and strong demand for our recent Pascal-based GPU products. Datacenter revenue, including our Tesla, NVIDIA GRID, and DGX-1 brands, increased by 145%, reflecting strong demand for deep learning training for AI, cloud, accelerated, and virtualized computing and initial DGX-1 sales. Revenue from Quadro GPUs for professional visualization increased 11% due primarily to higher sales in high end desktop and mobile workstation products. Revenue from GeForce GPU products for mainstream PC OEMs declined compared to fiscal year 2016.
Tegra Processor Business.  Tegra Processor business revenue increased by 86% in fiscal year 2018 compared to fiscal year 2017. This was driven by an increase of over 300% in revenue from SOC modules for gaming platforms and development services, and an increase of 15% in automotive revenue, primarily from infotainment modules, DRIVE PX platforms and development agreements for self-driving cars.
Tegra Processor business revenue increased by 47% in fiscal year 2017 compared to fiscal year 2016. This was driven by an increase of over 50% in sales of Tegra products and services serving automotive systems and an increase of almost 50% in gaming development platforms and services compared to fiscal year 2016.
All Other. Our patent license agreement with Intel concluded in the first quarter of fiscal year 2018. For fiscal year 2018, we recognized related revenue of $43 million, down from $264 million for fiscal years 2017 and 2016.
Concentration of Revenue
Revenue from sales to customers outside of the United States and Other Americas accounted for 79%, 80%, and 79% of total revenue for fiscal years 2018, 2017, and 2016, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.
No single customer represented more than 10% of total revenue for fiscal year 2018. In fiscal years 2017 and 2016, we had one customer that represented 12% and 11% of our total revenue, respectively.
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
Our overall gross margin was 59.9%, 58.8%, and 56.1% for fiscal years 2018, 2017, and 2016, respectively. These increases were driven primarily by a favorable shift in mix, the growth of our GeForce gaming GPU revenue, and the growth of our datacenter revenue for cloud, deep learning, AI, and graphics virtualization. The increase in fiscal year 2018 was partially offset by the conclusion of our patent license agreement with Intel in the first quarter of fiscal year 2018.
Charges to cost of sales for inventory provisions totaled $48 million, $62 million, and $112 million for fiscal years 2018, 2017, and 2016, respectively. Sales of inventory that was previously written-off or written-down totaled $35 million, $51 million, and $32 million for fiscal years 2018, 2017, and 2016, respectively. As a result, the overall net effect on our gross margin from inventory provisions and sales of items previously written down was insignificant for fiscal years 2018 and 2017, and an unfavorable impact of 1.6% for fiscal year 2016.
A discussion of our gross margin results for each of our reportable segments is as follows:
GPU Business. The gross margin of our GPU business increased during fiscal year 2018 when compared to fiscal year 2017, primarily due to strong sales of our GeForce gaming GPU products and revenue growth in datacenter, including Tesla, GRID and DGX, for cloud, deep learning, AI, and graphics virtualization. The gross margin of our GPU business increased during fiscal year 2017 when compared to fiscal year 2016 primarily due to product mix resulting from increased sales of our gaming, datacenter, and professional visualization GPU products, as well as a continued decrease in sales volumes of lower margin PC OEM products.
Tegra Processor Business. The gross margin of our Tegra Processor business increased during fiscal year 2018 when compared to fiscal year 2017, primarily due to revenue growth in gaming development platforms and automotive. The gross margin of our Tegra Processor business increased during fiscal year 2017 when compared to fiscal year 2016, primarily due to fewer inventory provisions, and the absence of the warranty charge associated with the SHIELD tablet product recall during fiscal year 2016.

Operating Expenses

	Year Ended				Year Ended
	January 28, 2018	January 29, 2017	$ Change	% Change	January 29, 2017	January 31, 2016	$ Change	% Change
	($ in millions)				($ in millions)
Research and development expenses	$1,797	$1,463	$334	23%	$1,463	$1,331	$132	10%
% of net revenue	18.5%	21.2%			21.2%	26.6%
Sales, general and administrative expenses	815	663	152	23%	663	602	61	10%
% of net revenue	8.4%	9.6%			9.6%	12.0%
Restructuring and other charges	—	3	(3)	(100)%	3	131	(128)	(98)%
% of net revenue	—%	—%			—%	2.6%
Total operating expenses	$2,612	$2,129	$483	23%	$2,129	$2,064	$65	3%
Research and Development
Research and development expenses increased by 23% in fiscal year 2018 compared to fiscal year 2017 and increased 10% in fiscal year 2017 compared to fiscal year 2016, driven primarily by employee additions and increases in employee compensation and other related costs, including stock-based compensation expense.
Sales, General and Administrative
Sales, general and administrative expenses increased by 23% in fiscal year 2018 compared to fiscal year 2017 and increased by 10% in fiscal year 2017 compared to fiscal year 2016, driven primarily by employee additions and increases in employee compensation and other related costs, including stock-based compensation expense. Offsetting these increases was a decrease in outside professional fees of $11 million in fiscal year 2018 and $57 million in fiscal year 2017 resulting from the resolution of our intellectual property disputes with Samsung and Qualcomm.
Restructuring and Other Charges
In fiscal year 2016, we began to wind down our Icera modem operations. As a result, our operating expenses for fiscal year 2016 included $131 million of restructuring and other charges.
Total Other Income (Expense)
Interest Income and Interest Expense
Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $69 million, $54 million, and $39 million in fiscal years 2018, 2017, and 2016, respectively. The increase in interest income was primarily due to higher average invested balances and higher yields on our investments from a rising interest rate environment.
Interest expense is primarily comprised of coupon interest and debt discount amortization related to the 2.20% Notes Due 2021 and 3.20% Notes Due 2026 issued in September 2016, and the Convertible Notes issued in December 2013. Interest expense was $61 million, $58 million, and $47 million in fiscal years 2018, 2017, and 2016.
Other, Net
Other, net, consists primarily of realized gains and losses from the sale of marketable securities, sales or impairments of investments in non-affiliated companies, losses on early conversions of the Convertible Notes, and the impact of changes in foreign currency rates. Net other expense was $22 million and $25 million in fiscal years 2018 and 2017, respectively, and was insignificant in fiscal year 2016. The net other expense in fiscal years 2018 and 2017 was primarily due to losses on early conversions of the Convertible Notes.

Income Taxes
The TCJA, which was enacted in December 2017, significantly changes U.S. tax law, including a reduction of the U.S. federal corporate income tax rate from 35% to 21%, a requirement for companies to pay a one-time transition tax on the earnings of certain foreign subsidiaries that were previously tax deferred and the creation of new taxes on certain foreign-source earnings. As a fiscal year-end taxpayer, certain provisions of the TCJA began to impact us in the fourth quarter of fiscal year 2018, while other provisions will impact us beginning in fiscal year 2019.
The corporate tax reduction is effective as of January 1, 2018. Since we operate on a fiscal year rather than a calendar year, we are subject to transitional tax rules. As a result, our fiscal year 2018 federal statutory rate is a blended rate of 33.9%. The change in the statutory tax rate from 35% to 33.9% for fiscal year 2018 did not have a significant impact on the effective tax rate.
We recognized income tax expense of $149 million, $239 million and $129 million for fiscal years 2018, 2017, and 2016, respectively. Our annual effective tax rate was 4.7%, 12.5%, and 17.3% for fiscal years 2018, 2017, and 2016, respectively. The decrease in our effective tax rate in fiscal year 2018 as compared to fiscal years 2017 and 2016 was primarily due to the provisional impact of the recent tax law changes and the recognition of excess tax benefits related to stock-based compensation. The decrease in our effective tax rate in fiscal year 2017 as compared to fiscal year 2016 was primarily due to the recognition of excess tax benefits from our adoption of a new accounting standard in fiscal year 2017 related to the simplification of certain aspects of stock-based compensation accounting.
Our effective tax rate for fiscal year 2018 was lower than the blended U.S. federal statutory rate of 33.9% due primarily to income earned in jurisdictions, including British Virgin Islands, Hong Kong, China, Taiwan and United Kingdom, where the tax rate was lower than the U.S. federal statutory tax rates, favorable recognition of the U.S. federal research tax credit, the provisional impact of the recent tax law changes in 2018, and excess tax benefits related to stock-based compensation.
Our effective tax rate for fiscal years 2017 and 2016 was lower than U.S. federal statutory tax rate of 35% due primarily to income earned in jurisdictions, including British Virgin Islands, Hong Kong, China, Taiwan and United Kingdom, where the tax rate was lower than the U.S. federal statutory tax rates, favorable recognition in those fiscal years of the U.S. federal research tax credit, favorable discrete events primarily attributable to the tax benefit recognized upon the expiration of the applicable statutes of limitations, and adoption of an accounting standard related to stock-based compensation in fiscal year 2017.
For fiscal year 2018, we recognized provisional amounts for the tax effects of the TCJA, which were included as components of income tax expense and reflected in our effective tax rate for fiscal year 2018. We will continue to assess the impact of the recently enacted tax law on our business and our consolidated financial statements. The final impact of the TCJA recorded by us may vary materially from the provisional impact recorded due to a number of uncertainties and factors, including the need for further guidance and clarification of the new law by U.S. federal and state tax authorities and the need for further guidance on the income tax accounting.
In addition to the impact on fiscal year 2018, the TCJA also establishes new tax laws that will be effective for our fiscal year 2019. While each of these new tax laws is expected to have some impact on our tax expense for fiscal year 2019 and future periods, we expect the provision designed to tax the low-taxed income of foreign subsidiaries to have the most significant impact.
Because of the complexity of the new tax laws on the low-taxed income of certain foreign subsidiaries, we are continuing to evaluate this provision of the TCJA and the application of related accounting standards. Based on recent deliberations of the Financial Accounting Standards Board, or FASB, we expect to be allowed to make an accounting policy choice of either (1) treating taxes due on future taxable income in the U.S. as a current-period expense when incurred or (2) factoring such amounts into our measurement of deferred taxes. Our selection of an accounting policy will depend, in part, on our analysis of relevant facts to determine what the expected impact would be under each method.
Refer to Note 13 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.

Liquidity and Capital Resources

	January 28, 2018	January 29, 2017
	(In millions)
Cash and cash equivalents	$4,002	$1,766
Marketable securities	3,106	5,032
Cash, cash equivalents, and marketable securities	$7,108	$6,798

	Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
	(In millions)
Net cash provided by operating activities	$3,502	$1,672	$1,175
Net cash provided by (used in) investing activities	$1,278	$(793)	$(400)
Net cash provided by (used in) financing activities	$(2,544)	$291	$(676)
As of January 28, 2018, we had $7.11 billion in cash, cash equivalents and marketable securities, an increase of $310 million from the end of fiscal year 2017. Our portfolio of cash equivalents and marketable securities is managed on our behalf by several financial institutions. Our portfolio managers are required to follow our investment policy, which requires the purchase of high grade investment securities, the diversification of asset types, and certain limits on our portfolio duration.
Cash provided by operating activities increased in fiscal year 2018 compared to fiscal year 2017 and in fiscal year 2017 compared to fiscal year 2016, primarily due to higher net income and changes in working capital.
Cash provided by investing activities increased in fiscal year 2018 compared to fiscal year 2017, primarily due to a reduction in purchases of marketable securities, partially offset by the purchase of our previously-financed Santa Clara campus building. Cash used in investing activities for fiscal year 2017 increased from fiscal year 2016, primarily due to higher purchases of property and equipment and intangible assets and lower proceeds from sales and maturities of marketable securities.
Cash used in financing activities increased in fiscal year 2018 compared to fiscal year 2017, primarily due to cash provided from the issuance of $2.00 billion of Notes in fiscal year 2017 as well as higher repayments of Convertible Notes, tax payments related to employee stock plans, share repurchases and dividend payments in fiscal year 2018. Cash provided by financing activities in fiscal year 2017 increased from fiscal year 2016, primarily due to the $2.00 billion of Notes issued in September 2016, partially offset by the repayments of Convertible Notes and $1.00 billion of capital return to shareholders in the form of share repurchases and dividend payments.
Liquidity
Our primary sources of liquidity are our cash and cash equivalents, our marketable securities, and the cash generated by our operations. As of January 28, 2018 and January 29, 2017, we had $7.11 billion and $6.80 billion, respectively, in cash, cash equivalents and marketable securities. Our marketable securities consist of debt securities issued by the United States government and its agencies, highly rated corporations and financial institutions, asset-backed issuers, mortgage-backed securities by government-sponsored enterprises, and foreign government entities. These marketable securities are denominated in United States dollars. Refer to Critical Accounting Policies and Estimates in Part II, Item 7, Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A and Note 6 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
The recent TCJA that was signed into law in December 2017 subjects U.S. companies to a one-time transition tax on certain earnings of foreign subsidiaries. Our reasonable estimate of the one-time transition tax that resulted from enactment of the TCJA is $401 million, which will be payable in eight annual installments. Accordingly, substantially all of our cash, cash equivalents and marketable securities held outside of the United States as of January 28, 2018 will now be available for use in the U.S. without incurring additional U.S. federal income taxes. Refer to Note 13 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.

Capital Return to Shareholders
During fiscal year 2018, we repurchased a total of 6 million shares for $909 million and paid $341 million in cash dividends to our shareholders. As a result, we returned $1.25 billion to shareholders during fiscal year 2018.
For fiscal year 2019, we intend to return $1.25 billion to shareholders through ongoing quarterly cash dividends and share repurchases.
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
Notes Due 2021 and Notes Due 2026
In fiscal year 2017, we issued $1.00 billion of the Notes Due 2021 and $1.00 billion of the Notes Due 2026. The net proceeds from the Notes were $1.98 billion, after deducting debt discounts and issuance costs.
Convertible Notes
As of January 28, 2018, we had $15 million of Convertible Notes outstanding. Refer to Note 11 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.
Revolving Credit Facility
In fiscal year 2017, we entered into a Credit Agreement under which we may borrow, repay and re-borrow amounts from time to time, up to $575 million. The commitments under the Credit Agreement are available for a 5-year period ending on October 7, 2021. The Credit Agreement also permits us to obtain additional revolving loan commitments and/or commitments to issue letters of credit of up to $425 million, subject to certain conditions. As of January 28, 2018, we had not borrowed any amounts and were in compliance with all related covenants under the Credit Agreement.
Commercial Paper
In December 2017, we established a commercial paper program to support general corporate purposes. Under the program, we can issue up to $575 million in commercial paper. As of January 28, 2018, there was no commercial paper outstanding.
Operating Capital and Capital Expenditure Requirements
We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating and capital expenditure requirements for at least the next twelve months.
Off-Balance Sheet Arrangements
In January 2018, we terminated the off-balance sheet, build-to-suit operating lease financing arrangement related to our new Santa Clara campus building and exercised our option to purchase the property for $335 million, which was recorded in Property and equipment, net, in our Consolidated Balance Sheet. Refer to Note 12 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.
Contractual Obligations
The following table summarizes our contractual obligations as of January 28, 2018:

	Payment Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	All Other
	(In millions)
Long-term debt (1)	$2,376	$54	$162	$1,064	$1,096	$—
Inventory purchase obligations	1,331	1,331	—	—	—	—
Transition tax payable (2)	401	32	64	64	241	—
Uncertain tax positions, interest and penalties (3)	190	—	—	—	—	190
Operating leases	246	63	103	69	11	—
Capital purchase obligations	135	135	—	—	—	—
1.00% Convertible Notes (4)	15	15	—	—	—	—
Total contractual obligations	$4,694	$1,630	$329	$1,197	$1,348	$190

(1)
Represents the aggregate principal amount of $2.00 billion and anticipated interest payments of $376 million for the Notes. Refer to Note 11 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

(2)
Represents our reasonable estimate of a provisional tax payable amount of $401 million for the one-time transition tax that resulted from enactment of the TCJA in fiscal year 2018, which will be payable in eight annual installments. The first installment of $32 million is classified as a current income tax payable. The installment amounts will be equal to 8% of the total liability, payable in fiscal years 2019 through 2023, 15% in fiscal year 2024, 20% in fiscal year 2025 and 25% in fiscal year 2026. Refer to Note 13 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, for additional information about the one-time transition tax.

(3)
Represents unrecognized tax benefits of $190 million which consists of $175 million and the related interest and penalties of $15 million recorded in non-current income tax payable as of January 28, 2018. We are unable to reasonably estimate the timing of any potential tax liability or interest/penalty payments in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions.

(4)
Represents the aggregate principal amount of $15 million for the Convertible Notes. Refer to Note 11 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

Adoption of New and Recently Issued Accounting Pronouncements
Refer to Note 1 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a discussion of adoption of new and recently issued accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to interest rate risk related to our floating and fixed-rate investment portfolio and outstanding debt. The investment portfolio is managed consistent with our overall liquidity strategy in support of both working capital needs and strategic growth of our businesses.
As of January 28, 2018, we performed a sensitivity analysis on our floating and fixed rate financial investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair values for these investments of $14 million.
In fiscal year 2017, we issued $1.00 billion of the Notes Due 2021 and $1.00 billion of the Notes Due 2026. In fiscal year 2014, we issued $1.50 billion of Convertible Notes which had $15 million in principal amount outstanding as of January 28, 2018. We carry the Notes at face value less unamortized discount on our Consolidated Balance Sheets. As the Notes bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Convertible Notes changes primarily when the market price of our stock fluctuates. Refer to Note 11 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
Foreign Exchange Rate Risk
We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Gains or losses from foreign currency remeasurement are included in other income or expense and to date have not been significant. The impact of foreign currency transaction gain or loss included in determining net income was not significant for fiscal years 2018, 2017, and 2016.
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
We use foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. We designate these contracts as cash flow hedges and assess the effectiveness of the hedge relationships on a spot to spot basis. Gains or losses on the contracts are recorded in accumulated other comprehensive income or loss, and then reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur.
We also use foreign currency forward contracts to mitigate the impact of foreign currency movements on monetary assets and liabilities that are denominated in currencies other than U.S. dollar. These forward contracts were not designated for hedge accounting treatment. Therefore, the change in fair value of these contracts is recorded in other income or expense and offsets the change in fair value of the hedged foreign currency denominated monetary assets and liabilities, which is also recorded in other income or expense.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of January 28, 2018, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective to provide reasonable assurance.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2018 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 28, 2018.
The effectiveness of our internal control over financial reporting as of January 28, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.
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
ITEM 9B.  OTHER INFORMATION
None.
PART III
Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2018 Proxy Statement, no later than 120 days after the end of fiscal year 2018, and certain information included therein is incorporated herein by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Identification of Directors
Information regarding directors required by this item will be contained in our 2018 Proxy Statement under the caption “Proposal 1 - Election of Directors,” and is hereby incorporated by reference.
Identification of Executive Officers
Reference is made to the information regarding executive officers appearing under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.
Identification of Audit Committee and Financial Experts
Information regarding our Audit Committee required by this item will be contained in our 2018 Proxy Statement under the captions “Report of the Audit Committee of the Board of Directors” and “Information About the Board of Directors and Corporate Governance,” and is hereby incorporated by reference.
Material Changes to Procedures for Recommending Directors
Information regarding procedures for recommending directors required by this item will be contained in our 2018 Proxy Statement under the caption “Information About the Board of Directors and Corporate Governance,” and is hereby incorporated by reference.
Compliance with Section 16(a) of the Exchange Act
Information regarding compliance with Section 16(a) of the Exchange Act required by this item will be contained in our 2018 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is hereby incorporated by reference.
Code of Conduct
Information regarding our Code of Conduct required by this item will be contained in our 2018 Proxy Statement under the caption “Information About the Board of Directors and Corporate Governance - Code of Conduct,” and is hereby incorporated by reference. The full text of our Code of Conduct and Financial Team Code of Conduct are published on the Investor Relations portion of our website, under Corporate Governance, at www.nvidia.com. The contents of our website are not a part of this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
Information regarding our executive compensation required by this item will be contained in our 2018 Proxy Statement under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Director Compensation” and “Compensation Committee Report,” and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Ownership of NVIDIA Securities
Information regarding ownership of NVIDIA securities required by this item will be contained in our 2018 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is hereby incorporated by reference.
Equity Compensation Plan Information
Information regarding our equity compensation plans required by this item will be contained in our 2018 Proxy Statement under the caption "Equity Compensation Plan Information," and is hereby incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding related transactions and director independence required by this item will be contained in our 2018 Proxy Statement under the captions “Review of Transactions with Related Persons” and “Information About the Board of Directors and Corporate Governance - Independence of the Members of the Board of Directors,” and is hereby incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding accounting fees and services required by this item will be contained in our 2018 Proxy Statement under the caption “Fees Billed by the Independent Registered Public Accounting Firm,” and is hereby incorporated by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of NVIDIA Corporation:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of NVIDIA Corporation and its subsidiaries as of January 28, 2018 and January 29, 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended January 28, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2018 and January 29, 2017, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP

San Jose, California
February 28, 2018

We have served as the Company’s auditor since 2004.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
Revenue	$9,714	$6,910	$5,010
Cost of revenue	3,892	2,847	2,199
Gross profit	5,822	4,063	2,811
Operating expenses
Research and development	1,797	1,463	1,331
Sales, general and administrative	815	663	602
Restructuring and other charges	—	3	131
Total operating expenses	2,612	2,129	2,064
Income from operations	3,210	1,934	747
Interest income	69	54	39
Interest expense	(61)	(58)	(47)
Other, net	(22)	(25)	4
Total other income (expense)	(14)	(29)	(4)
Income before income tax	3,196	1,905	743
Income tax expense	149	239	129
Net income	$3,047	$1,666	$614

Net income per share:
Basic	$5.09	$3.08	$1.13
Diluted	$4.82	$2.57	$1.08

Weighted average shares used in per share computation:
Basic	599	541	543
Diluted	632	649	569

Cash dividends declared and paid per common share	$0.570	$0.485	$0.395
See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016

Net income	$3,047	$1,666	$614
Other comprehensive loss, net of tax:
Available-for-sale securities:
Net unrealized loss	(5)	(17)	(6)
Reclassification adjustments for net realized gain (loss) included in net income	1	1	(2)
Net change in unrealized loss	(4)	(16)	(8)
Cash flow hedges:
Net unrealized gain (loss)	(1)	2	(4)
Reclassification adjustments for net realized gain (loss) included in net income	3	2	—
Net change in unrealized gain (loss)	2	4	(4)
Other comprehensive loss, net of tax	(2)	(12)	(12)
Total comprehensive income	$3,045	$1,654	$602
See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	January 28, 2018	January 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$4,002	$1,766
Marketable securities	3,106	5,032
Accounts receivable, less allowances of $13 as of January 28, 2018 and January 29, 2017	1,265	826
Inventories	796	794
Prepaid expenses and other current assets	86	118
Total current assets	9,255	8,536
Property and equipment, net	997	521
Goodwill	618	618
Intangible assets, net	52	104
Other assets	319	62
Total assets	$11,241	$9,841

LIABILITIES, CONVERTIBLE DEBT CONVERSION OBLIGATION AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$596	$485
Accrued and other current liabilities	542	507
Convertible short-term debt	15	796
Total current liabilities	1,153	1,788
Long-term debt	1,985	1,983
Other long-term liabilities	632	277
Total liabilities	3,770	4,048
Commitments and contingencies - see Note 12
Convertible debt conversion obligation	—	31
Shareholders’ equity:
Preferred stock, $.001 par value; 2 shares authorized; none issued	—	—
Common stock, $.001 par value; 2,000 shares authorized; 932 shares issued and 606 outstanding as of January 28, 2018; 868 shares issued and 585 outstanding as of January 29, 2017	1	1
Additional paid-in capital	5,351	4,708
Treasury stock, at cost (326 shares in 2018 and 283 shares in 2017)	(6,650)	(5,039)
Accumulated other comprehensive loss	(18)	(16)
Retained earnings	8,787	6,108
Total shareholders' equity	7,471	5,762
Total liabilities, convertible debt conversion obligation and shareholders' equity	$11,241	$9,841
See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Outstanding		Additional	Treasury	Accumulated Other Comprehensive	Retained	Total Shareholders'
(In millions, except per share data)	Shares	Amount	Paid-in Capital	Stock	Income (Loss)	Earnings	Equity
Balances, January 25, 2015	545	$1	$3,855	$(3,395)	$8	$3,949	$4,418
Other comprehensive loss	—	—	—	—	(12)	—	(12)
Net income	—	—	—	—	—	614	614
Issuance of common stock from stock plans	22	—	186	—	—	—	186
Tax withholding related to vesting of restricted stock units	(3)	—	—	(66)	—	—	(66)
Share repurchase	(25)	—	—	(587)	—	—	(587)
Cash dividends declared and paid ($0.395 per common share)	—	—	—	—	—	(213)	(213)
Tax benefit from stock-based compensation	—	—	10	—	—	—	10
Stock-based compensation	—	—	206	—	—	—	206
Reclassification of convertible debt conversion obligation	—	—	(87)	—	—	—	(87)
Balances, January 31, 2016	539	1	4,170	(4,048)	(4)	4,350	4,469
Retained earnings adjustment due to adoption of an accounting standard related to stock-based compensation	—	—	—	—	—	353	353
Other comprehensive loss	—	—	—	—	(12)	—	(12)
Net income	—	—	—	—	—	1,666	1,666
Issuance of common stock in exchange for warrants	44	—	(1)	—	—	—	(1)
Convertible debt conversion	23	—	(6)	—	—	—	(6)
Issuance of common stock from stock plans	20	—	167	—	—	—	167
Tax withholding related to vesting of restricted stock units	(3)	—	—	(177)	—	—	(177)
Share repurchase	(15)	—	—	(739)	—	—	(739)
Exercise of convertible note hedges	(23)	—	75	(75)	—	—	—
Cash dividends declared and paid ($0.485 per common share)	—	—	—	—	—	(261)	(261)
Stock-based compensation	—	—	248	—	—	—	248
Reclassification of convertible debt conversion obligation	—	—	55	—	—	—	55
Balances, January 29, 2017	585	1	4,708	(5,039)	(16)	6,108	5,762
Retained earnings adjustment due to adoption of an accounting standard related to income tax consequences of an intra-entity transfer of an asset	—	—	—	—	—	(27)	(27)
Other comprehensive loss	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	3,047	3,047
Issuance of common stock in exchange for warrants	13	—	—	—	—	—	—
Convertible debt conversion	33	—	(7)	—	—	—	(7)
Issuance of common stock from stock plans	18	—	138	—	—	—	138
Tax withholding related to vesting of restricted stock units	(4)	—	—	(612)	—	—	(612)
Share repurchase	(6)	—	—	(909)	—	—	(909)
Exercise of convertible note hedges	(33)	—	90	(90)	—	—	—
Cash dividends declared and paid ($0.570 per common share)	—	—	—	—	—	(341)	(341)
Stock-based compensation	—	—	391	—	—	—	391
Reclassification of convertible debt conversion obligation	—	—	31	—	—	—	31
Balances, January 28, 2018	606	$1	$5,351	$(6,650)	$(18)	$8,787	$7,471
See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

		Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
Cash flows from operating activities:
Net income	$3,047	$1,666	$614
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	391	247	204
Depreciation and amortization	199	187	197
Loss on early debt conversions	19	21	—
Amortization of debt discount	3	25	29
Deferred income taxes	(359)	197	134
Net gain on sale and disposal of long-lived assets and investments	(1)	(3)	(6)
Restructuring and other charges	—	—	45
Tax benefit from stock-based compensation	—	—	(10)
Other	18	11	19
Changes in operating assets and liabilities:
Accounts receivable	(440)	(321)	(32)
Inventories	—	(375)	66
Prepaid expenses and other assets	21	(18)	(16)
Accounts payable	90	184	(11)
Accrued and other current liabilities	33	(135)	39
Other long-term liabilities	481	(14)	(97)
Net cash provided by operating activities	3,502	1,672	1,175
Cash flows from investing activities:
Proceeds from sales of marketable securities	863	1,546	2,102
Proceeds from maturities of marketable securities	1,078	969	1,036
Proceeds from sale of long-lived assets and investments	2	7	7
Purchases of marketable securities	(36)	(3,134)	(3,477)
Purchases of property and equipment and intangible assets	(593)	(176)	(86)
Reimbursement of building development costs from banks	—	—	24
Investment in non-affiliates	(36)	(5)	(6)
Net cash provided by (used in) investing activities	1,278	(793)	(400)
Cash flows from financing activities:
Proceeds from issuance of debt	—	1,988	—
Payments related to repurchases of common stock	(909)	(739)	(587)
Repayment of Convertible Notes	(812)	(673)	—
Dividends paid	(341)	(261)	(213)
Proceeds related to employee stock plans	139	167	186
Payments related to tax on restricted stock units	(612)	(176)	(66)
Payments for debt issuance costs	—	(8)	—
Tax benefit from stock-based compensation	—	—	10
Other	(9)	(7)	(6)
Net cash provided by (used in) financing activities	(2,544)	291	(676)
Change in cash and cash equivalents	2,236	1,170	99
Cash and cash equivalents at beginning of period	1,766	596	497
Cash and cash equivalents at end of period	$4,002	$1,766	$596

	Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$22	$14	$14
Cash paid for interest	$55	$13	$17

Non-cash investing and financing activity:
Assets acquired by assuming related liabilities	$36	$16	$19
See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies
Our Company
Starting with a focus on PC graphics, NVIDIA invented the GPU to solve some of the most complex problems in computer science. We have extended our focus in recent years to the revolutionary field of artificial intelligence.
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
All references to “NVIDIA,” “we,” “us,” “our” or the “Company” mean NVIDIA Corporation and its subsidiaries, except where it is made clear that the term means only the parent company.
Fiscal Year
We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2018 and 2017 are both 52-week years and fiscal year 2016 was a 53-week year.
Reclassifications
Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.
Principles of Consolidation
Our consolidated financial statements include the accounts of NVIDIA Corporation and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from our estimates. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, cash equivalents and marketable securities, accounts receivable, inventories, income taxes, goodwill, stock-based compensation, litigation, investigation and settlement costs, restructuring and other charges, and other contingencies. These estimates are based on historical facts and various other assumptions that we believe are reasonable.
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
Our customer programs primarily involve rebates, which are designed to serve as sales incentives to resellers of our products in various target markets. We account for rebates as a reduction of revenue and accrue for 100% of the potential rebates and do not apply a breakage factor, as we typically find that over 95% of the rebates we accrue each year are eventually claimed, which is substantially close to 100%, and that this percentage varies by program and by customer. We recognize a liability for these rebates at the later of the date at which we record the related revenue or the date at which we offer the rebate. Rebates typically expire six months from the date of the original sale, unless we reasonably believe that the customer intends to claim the rebate. Unclaimed rebates are reversed to revenue, the amount of which typically represents less than 0.5% of total revenue.
Our customer programs also include marketing development funds, or MDFs. MDFs represent monies paid to our partners that are earmarked for market segment development and expansion and are typically designed to support our partners’

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

activities while also promoting NVIDIA products. We account for MDFs as a reduction of revenue and apply a breakage factor to certain types of MDF program accruals for which we believe we can make a reasonable and reliable estimate of the amount that will ultimately be unclaimed.
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
Advertising Expenses
We expense advertising costs in the period in which they are incurred. Advertising expenses for fiscal years 2018, 2017, and 2016 were $25 million, $17 million, and $30 million, respectively.
Rent Expense
We recognize rent expense on a straight-line basis over the lease period and accrue for rent expense incurred, but not paid.
Product Warranties
We generally offer a limited warranty to end-users that ranges from one to three years for products in order to repair or replace products for any manufacturing defects or hardware component failures. Cost of revenue includes the estimated cost of product warranties that are calculated at the point of revenue recognition. Under limited circumstances, we may offer an extended limited warranty to customers for certain products. We also accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated.
Stock-based Compensation
We use the closing trading price of our common stock on the date of grant, minus a dividend yield discount, as the fair value of awards of restricted stock units, or RSUs, and performance stock units that are based on our corporate financial performance targets, or PSUs. We use a Monte Carlo simulation on the date of grant to estimate the fair value of performance stock units that are based on market conditions, or market-based PSUs. The compensation expense for RSUs and market-based PSUs is recognized using a straight-line attribution method over the requisite employee service period while compensation expense for PSUs is recognized using an accelerated amortization model. We estimate the fair value of shares to be issued under our employee stock purchase plan, or ESPP, using the Black-Scholes model at the commencement of an offering period in March and September of each year. Stock-based compensation for our ESPP is expensed using an accelerated amortization model. Additionally, we estimate forfeitures annually based on historical experience and revise the estimates of forfeiture in subsequent periods if actual forfeitures differ from those estimates. If factors change, the compensation expense that we record under these accounting standards may differ significantly from what we have recorded in the current period.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Restructuring and Other Charges
Our restructuring and other charges include employee severance and related costs, the write-down of assets, and other exit costs. The severance and related costs include one-time termination benefits as well as certain statutory termination benefits or employee terminations under ongoing benefit arrangements. One-time termination benefits are recognized as a liability at estimated fair value when the approved plan of termination has been communicated to employees, unless employees must provide future service, in which case the benefits are recognized ratably over the future service period. Ongoing termination benefits arrangements are recognized as a liability at estimated fair value when the amount of such benefits becomes estimable and payment is probable. Any contract termination costs are recognized at estimated fair value when we terminate the contract in accordance with the contract terms. Other associated costs are recognized in the period the liability is incurred. Our operating expenses for fiscal year 2016 included $131 million of restructuring and other charges related to the wind-down of our Icera operations, which was comprised mainly of employee severance, facilities, and related costs. Restructuring charges were not significant for fiscal years 2018 and 2017.
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
Foreign Currency Remeasurement
We use the United States dollar as our functional currency for all of our subsidiaries. Foreign currency monetary assets and liabilities are remeasured into United States dollars at end-of-period exchange rates. Non-monetary assets and liabilities such as property and equipment, and equity are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the previously noted balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in other income or expense in our Consolidated Statements of Income and to date have not been significant.
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
As of January 28, 2018, we had a valuation allowance of $469 million related to state and certain foreign deferred tax assets that management determined are not likely to be realized due to projections of future taxable income and potential utilization limitations of tax attributes acquired as a result of stock ownership changes. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period.

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
In December 2017, the Tax Cuts and Jobs Act, or TCJA, was enacted into law. The TCJA significantly changes U.S. tax law including a reduction of the U.S. federal corporate income tax rate from 35% to 21%, a requirement for companies to pay a one-time transition tax on the earnings of certain foreign subsidiaries that were previously tax deferred and the creation of new taxes on certain foreign-source earnings. As a fiscal year-end taxpayer, certain provisions of the TCJA began to impact us in the fourth quarter of fiscal year 2018, while other provisions will impact us beginning in fiscal year 2019. Refer to Note 13 of these Notes to the Consolidated Financial Statements for additional information.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss components include unrealized gains or losses on available-for-sale securities and unrealized gains or losses on cash flow hedges.
Net Income Per Share
Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period, using the treasury stock method. Under the treasury stock method, the effect of stock options outstanding is not included in the computation of diluted net income per share for periods when their effect is anti-dilutive. Additionally, we issued convertible notes with a net settlement feature that requires us, upon conversion, to settle the principal amount of debt for cash and the conversion premium for cash or shares of our common stock. Our convertible notes, note hedges, and related warrants contain various conversion features, which are further described in Note 11 of these Notes to the Consolidated Financial Statements. The potentially dilutive shares resulting from the convertible notes and warrants under the treasury stock method will be included in the calculation of diluted income per share when their inclusion is dilutive. However, unless actually exercised, the note hedges were not included in the calculation of diluted net income per share, as their pre-exercised effect would be anti-dilutive under the treasury stock method.
Cash and Cash Equivalents
We consider all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents. As of January 28, 2018 and January 29, 2017, our cash and cash equivalents were $4.00 billion and $1.77 billion, respectively, including $3.79 billion and $321 million, respectively, invested in money market funds.
Marketable Securities
Marketable securities consist primarily of highly liquid investments with maturities of greater than three months when purchased. We generally classify our marketable securities at the date of acquisition as available-for-sale. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income or loss, a component of shareholders’ equity, net of tax. The fair value of interest-bearing securities includes accrued interest. Any unrealized losses which are considered to be other-than-temporary impairments are recorded in the other income or expense, net, section of our Consolidated Statements of Income. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method and recorded in the other income or expense, net, section of our Consolidated Statements of Income.
All of our available-for-sale investments are subject to a periodic impairment review. We record a charge to earnings when a decline in fair value is significantly below cost basis and judged to be other-than-temporary, or have other indicators of impairments. If the fair value of an available-for-sale debt instrument is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) we intend to sell the instrument, (2) it is more likely than not that we will be required to sell the instrument before recovery of its amortized cost basis, or (3) a credit loss exists where we do not expect to recover the entire amortized cost basis of the instrument. In these situations, we recognize an other-than-temporary impairment in earnings equal to the entire difference between the debt instruments’ amortized cost basis and its fair value. For available-for-sale debt instruments that are considered other-than-temporarily impaired due to the existence of a credit loss, if we do not intend to sell and it is not more likely than not that we will not be required to sell the instrument before recovery of its remaining amortized cost basis (amortized cost basis less any current-period

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

credit loss), we separate the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit loss component is recognized in earnings while loss related to all other factors is recorded in accumulated other comprehensive income or loss.
Fair Value of Financial Instruments
The carrying value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities as of January 28, 2018 and January 29, 2017. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains or losses included in accumulated other comprehensive income or loss, a component of shareholders’ equity, net of tax. Fair value of the marketable securities is determined based on quoted market prices. Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments designated as fair value hedges, the gains or losses are recognized in earnings in the periods of change together with the offsetting losses or gains on the hedged items attributed to the risk being hedged. For derivative instruments designated as cash-flow hedges, the effective portion of the gains or losses on the derivatives is initially reported as a component of other comprehensive income or loss and is subsequently recognized in earnings when the hedged exposure is recognized in earnings.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, marketable securities, accounts receivable, note hedge and interest rate swap. Our investment policy requires the purchase of high grade investment securities, the diversification of asset type and includes certain limits on our portfolio duration. All marketable securities are held in our name, managed by several investment managers and held by one major financial institution under a custodial arrangement. Accounts receivable from significant customers, those representing 10% or more of total accounts receivable, aggregated approximately 28% of our accounts receivable balance from two customers as of January 28, 2018 and 29% of our account receivable balance from two customers as of January 29, 2017. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for potential credit losses. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. Our overall estimated exposure excludes amounts covered by credit insurance and letters of credit.
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
Inventories
Inventory cost is computed on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis. Inventory costs consist primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, and shipping costs, as well as the cost of purchased memory products and other component parts. We charge cost of sales for inventory provisions to write down our inventory to the lower of cost or net realizable value or to completely write off obsolete or excess inventory. Most of our inventory provisions relate to the write-off of excess quantities of products, based on our inventory levels and future product purchase commitments compared to assumptions about future demand and market conditions. Once inventory has been written-off or written-down, it creates a new cost basis for the inventory that is not subsequently written-up.
Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method based on the estimated useful lives of the assets, generally three to five years. Once an asset is identified for retirement or disposition, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is recorded. The estimated useful lives of our buildings are up to thirty years. Depreciation expense includes the amortization of assets recorded under capital leases. Leasehold improvements and assets recorded under capital leases are amortized over the shorter of the expected lease term or the estimated useful life of the asset.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Goodwill
Goodwill is subject to our annual impairment test during the fourth quarter of our fiscal year, or earlier if indicators of potential impairment exist.  For the purposes of completing our impairment test, we perform either a qualitative or a quantitative analysis on a reporting unit basis.
For those reporting units where a significant change or event has occurred, where potential impairment indicators exist, or for which we have not performed a quantitative assessment recently, we perform a quantitative assessment to testing goodwill for impairment. It tests for possible impairment by applying a fair value-based test by weighting the results from the income approach and the market approach. Refer to Note 4 of these Notes to the Consolidated Financial Statements for additional information.
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
Adoption of New and Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
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
In January 2017, the FASB issued an accounting standards update that simplifies the test for goodwill impairment. The update eliminates the second step in the goodwill impairment test that requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. We adopted this guidance in the fourth quarter of fiscal year 2018 and applied it prospectively, as permitted by the standard. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In January 2016, the FASB issued an accounting standards update to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in the fair value of our equity investments to be recognized through net income rather than other comprehensive income. The update will be effective for us beginning in our first quarter of fiscal year 2019. We anticipate the adoption of this accounting standard to increase the volatility of our other income or expense, net, due to the remeasurement of certain of our equity securities, primarily our investments in non-affiliates, for fair value changes.

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
The FASB issued an accounting standards update that creates a single source of revenue guidance under U.S. GAAP for all companies, in all industries. We expect to adopt this guidance beginning in our first quarter of fiscal year 2019 using the modified retrospective approach. We have made progress in, and continue to assess changes in policies, processes, systems and controls necessary to meet the additional requirements of the guidance. While we are still finalizing our analysis to quantify the adoption impact of the provisions of the new revenue standard, we do not expect it to have a material impact on our consolidated financial statements. However, we do expect to provide additional disclosure under this guidance, including more information regarding estimates and judgments, practical expedients used, contract balances and performance obligations.
Note 2 - Stock-Based Compensation
Our stock-based compensation expense is associated with stock options, restricted stock units, or RSUs, performance stock units that are based on our corporate financial performance targets, or PSUs, performance stock units that are based on market conditions, or market-based PSUs, and our employee stock purchase plan, or ESPP.
Our Consolidated Statements of Income include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
	(In millions)
Cost of revenue	$21	$15	$15
Research and development	219	134	115
Sales, general and administrative	151	98	74
Total	$391	$247	$204
Stock-based compensation capitalized in inventories was not significant during fiscal years 2018, 2017, and 2016.
The following is a summary of equity awards granted under our equity incentive plans:

	Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
	(In millions, except per share data)
RSUs, PSUs and Market-based PSUs
Awards granted	6	12	13
Estimated total grant-date fair value	$929	$591	$296
Weighted average grant-date fair value (per share)	$145.91	$50.57	$22.01

ESPP
Shares purchased	5	4	6
Weighted average price (per share)	$21.24	$18.51	$13.67
Weighted average grant-date fair value (per share)	$7.12	$5.80	$4.53

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Beginning fiscal year 2015, we shifted away from granting stock options and toward granting RSUs, PSUs and market-based PSUs to reflect changing market trends for equity incentives at our peer companies. As of January 28, 2018, there were 5 million stock options outstanding and the amount of unvested stock options was not significant. The number of PSUs that will ultimately vest is contingent on the Company’s level of achievement versus the corporate financial performance target established by our Compensation Committee in the beginning of each fiscal year.
Of the total fair value of equity awards, we estimated that the stock-based compensation expense related to the equity awards that are not expected to vest for fiscal years 2018, 2017, and 2016 was $156 million, $98 million, and $46 million, respectively.

	January 28, 2018	January 29, 2017
	(In millions)
Aggregate unearned stock-based compensation expense	$1,091	$627

Estimated weighted average remaining amortization period	(In years)
RSUs, PSUs and market-based PSUs	2.3	2.6
ESPP	0.7	0.6
The fair value of shares issued under our ESPP have been estimated with the following assumptions:

Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
(Using the Black-Scholes model)
ESPP
Weighted average expected life (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Risk-free interest rate	0.8%-1.4%	0.5%-0.9%	0.1%-0.7%
Volatility	40%-54%	30%-39%	24%-34%
Dividend yield	0.3%-0.5%	0.7%-1.4%	1.5%-1.8%
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
Amended and Restated 2007 Equity Incentive Plan
In 2007, our shareholders approved the NVIDIA Corporation 2007 Equity Incentive Plan, as most recently amended and restated, the 2007 Plan.
The 2007 Plan authorizes the issuance of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards to employees, directors and consultants. Only our employees may receive incentive stock options. Up to 207 million shares of our common stock may be issued pursuant to stock awards granted under the 2007 Plan. Currently, we grant RSUs,

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

PSUs and market-based PSUs under the 2007 Plan, under which, as of January 28, 2018, there were 16 million shares available for future issuance.
Stock options previously granted to employees, subject to certain exceptions, vest over a four year period, subject to continued service, with 25% vesting on the anniversary of the hire date in the case of new hires or the anniversary of the date of grant in the case of grants to existing employees and 6.25% vesting quarterly thereafter. These stock options generally expire ten years from the date of grant.
Subject to certain exceptions, RSUs and PSUs granted to employees vest over a four year period, subject to continued service, with 25% vesting on a pre-determined date that is close to the anniversary of the date of grant and (i) for grants made prior to May 18, 2016, 12.5% vesting semi-annually thereafter, and (ii) for grants made on or after May 18, 2016, 6.25% vesting quarterly thereafter. Market-based PSUs vest 100% on approximately the three year anniversary of the date of grant. However, the number of shares subject to both PSUs and market-based PSUs that are eligible to vest is generally determined by the Compensation Committee based on achievement of pre-determined criteria.
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
Amended and Restated 2012 Employee Stock Purchase Plan
In 2012, our shareholders approved the 2012 Employee Stock Purchase Plan, as most recently amended and restated, the 2012 Plan, as the successor to the 1998 Employee Stock Purchase Plan.
Up to 75 million shares of our common stock may be issued pursuant to purchases under the 2012 Plan. As of January 28, 2018, we had issued 28 million shares and reserved 47 million shares for future issuance under the 2012 Plan.
The 2012 Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. Under the current offerings adopted pursuant to the 2012 Plan, each offering period is approximately 24 months, which is generally divided into four purchase periods of six months.
Employees are eligible to participate if they are employed by us or an affiliate of us as designated by the Board. Employees who participate in an offering may have up to 10% of their earnings withheld up to certain limitations and applied on specified dates determined by the Board to the purchase of shares of common stock. The Board may increase this percentage at its discretion, up to 15%. The price of common stock purchased under our 2012 Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period and the fair market value on each purchase date within the offering. Employees may end their participation in the 2012 Plan at any time during the offering period, and participation ends automatically on termination of employment with us. In each case, the employee’s contributions are refunded.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is a summary of our equity award transactions under our equity incentive plans:

	RSUs, PSUs and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value
	(In millions, except years and per share data)
Balances, January 29, 2017	27	$32.84
Granted (1)(2)	6	$145.91
Vested restricted stock	(11)	$28.80
Canceled and forfeited	—	$—
Balances, January 28, 2018	22	$66.72
Vested and expected to vest after January 28, 2018	18	$66.43

(1)	Includes PSUs that will be issued and eligible to vest based on the corporate financial performance maximum target level achieved for fiscal year 2018.

(2)
Includes market-based PSUs that will be issued and eligible to vest if the maximum target for total shareholder return, or TSR, over the 3-year measurement period is achieved. Depending on the ranking of our TSR compared to the respective TSRs of the companies comprising the Standard & Poor’s 500 Index during that period, the market-based PSUs issued could be up to 0.1 million shares.

As of January 28, 2018 and January 29, 2017, there were 16 million and 22 million shares, respectively, of common stock reserved for future issuance under our equity incentive plans.
The total intrinsic value of options exercised was $318 million, $246 million, and $75 million for fiscal years 2018, 2017, and 2016, respectively. Upon exercise of an option, we issue new shares of stock. The total fair value of options vested was $1 million, $8 million, and $17 million for fiscal years 2018, 2017, and 2016, respectively.
Note 3 - Net Income Per Share
The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
	(In millions, except per share data)
Numerator:
Net income	$3,047	$1,666	$614
Denominator:
Basic weighted average shares	599	541	543
Dilutive impact of outstanding securities:
Equity awards	24	26	13
1.00% Convertible Senior Notes	5	44	13
Warrants issued with the 1.00% Convertible Senior Notes	4	38	—
Diluted weighted average shares	632	649	569
Net income per share:
Basic (1)	$5.09	$3.08	$1.13
Diluted (2)	$4.82	$2.57	$1.08
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	4	8	10

(1)	Calculated as net income divided by basic weighted average shares.

(2)	Calculated as net income divided by diluted weighted average shares.
The 1.00% Convertible Senior Notes, or the Convertible Notes, are included in the calculation of diluted net income per share. The Convertible Notes have a dilutive impact on net income per share if our average stock price for the reporting period

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

exceeds the adjusted conversion price of $20.0350 per share. The warrants associated with our Convertible Notes, or the Warrants, outstanding are also included in the calculation of diluted net income per share. As of January 28, 2018, there were no warrants outstanding.
For fiscal year 2018, our average stock price was $158.35, which exceeded both the adjusted conversion price and the adjusted strike price, causing the Convertible Notes and the Warrants to have a dilutive impact.
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
Note 4 - Goodwill
The carrying amount of goodwill is from the following acquisitions:

	January 28, 2018	January 29, 2017
	(In millions)
Icera	$271	$271
PortalPlayer	105	105
Mental Images	59	59
3dfx	50	50
MediaQ	35	35
ULi	31	31
Other	67	67
Total goodwill	$618	$618
The amount of goodwill allocated to our GPU and Tegra Processor reporting units was $210 million and $408 million, respectively, as of both January 28, 2018 and January 29, 2017. Refer to Note 16 of these Notes to the Consolidated Financial Statements for further discussion regarding segments.
We completed our annual impairment test during the fourth quarter of fiscal year 2018 and concluded that there was no impairment, as the fair value of our reporting units exceeded their carrying values. The fair value was determined by weighing the results from the income approach and the market approach.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 5 - Amortizable Intangible Assets
The components of our amortizable intangible assets are as follows:

	January 28, 2018			January 29, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)			(In millions)
Acquisition-related intangible assets	$195	$(180)	$15	$193	$(167)	$26
Patents and licensed technology	469	(432)	37	468	(390)	78
Total intangible assets	$664	$(612)	$52	$661	$(557)	$104
Amortization expense associated with intangible assets for fiscal years 2018, 2017, and 2016 was $55 million, $68 million, and $73 million, respectively. Future amortization expense for the net carrying amount of intangible assets as of January 28, 2018 is estimated to be $26 million in fiscal year 2019, $17 million in fiscal year 2020, $8 million in fiscal year 2021, and $1 million in fiscal year 2022 and thereafter until fully amortized.
Note 6 - Marketable Securities
All of our cash equivalents and marketable securities are classified as “available-for-sale” securities.
The following is a summary of cash equivalents and marketable securities as of January 28, 2018 and January 29, 2017:

	January 28, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities
	(In millions)
Money market funds	$3,789	$—	$—	$3,789	$3,789	$—
Corporate debt securities	1,304	—	(9)	1,295	—	1,295
Debt securities of United States government agencies	822	—	(7)	815	—	815
Debt securities issued by the United States Treasury	577	—	(4)	573	—	573
Asset-backed securities	254	—	(2)	252	—	252
Mortgage-backed securities issued by United States government-sponsored enterprises	128	2	—	130	—	130
Foreign government bonds	42	—	(1)	41	—	41
Total	$6,916	$2	$(23)	$6,895	$3,789	$3,106

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	January 29, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities
	(In millions)
Corporate debt securities	$2,397	$1	$(10)	$2,388	$33	$2,355
Debt securities of United States government agencies	1,193	—	(5)	1,188	27	1,161
Debt securities issued by the United States Treasury	852	—	(2)	850	55	795
Asset-backed securities	490	—	(1)	489	—	489
Money market funds	321	—	—	321	321	—
Mortgage backed securities issued by United States government-sponsored enterprises	161	2	(1)	162	—	162
Foreign government bonds	70	—	—	70	—	70
Total	$5,484	$3	$(19)	$5,468	$436	$5,032
The following table provides the breakdown of unrealized losses as of January 28, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Corporate debt securities	$433	$(2)	$801	$(7)	$1,234	$(9)
Debt securities issued by United States government agencies	175	(1)	640	(6)	815	(7)
Debt securities issued by the US Treasury	170	(1)	404	(3)	574	(4)
Asset-backed securities	73	—	179	(2)	252	(2)
Foreign government bonds	—	—	41	(1)	41	(1)
Total	$851	$(4)	$2,065	$(19)	$2,916	$(23)
The gross unrealized losses related to fixed income securities and were primarily due to changes in interest rates, which we believe are temporary in nature. Currently, we have the intent and ability to hold our investments until maturity. For fiscal years 2018, 2017, and 2016, there were no other-than-temporary impairment losses and net realized gains were not significant.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The amortized cost and estimated fair value of cash equivalents and marketable securities as of January 28, 2018 and January 29, 2017 are shown below by contractual maturity.

	January 28, 2018		January 29, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Less than one year	$5,381	$5,375	$2,209	$2,209
Due in 1 - 5 years	1,500	1,485	3,210	3,194
Mortgage-backed securities issued by government-sponsored enterprises not due at a single maturity date	35	35	65	65
Total	$6,916	$6,895	$5,484	$5,468
Note 7 - Fair Value of Financial Assets and Liabilities
The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. We classify securities within Level 1 when the fair value is obtained from real time quotes in active markets involving identical securities. We classify securities within Level 2 when pricing is obtained from real time quotes of similar securities in active markets or alternative pricing sources and models utilizing market observable inputs to determine fair value. There were no significant transfers between Levels 1 and 2 for fiscal year 2018. Level 3 assets are based on unobservable inputs to the valuation methodology and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances. We did not have any securities classified as Level 3 as of January 28, 2018.

		Fair Value at
	Pricing Category	January 28, 2018	January 29, 2017
		(In millions)
Assets
Cash equivalents and marketable securities:
Money market funds	Level 1	$3,789	$321
Corporate debt securities	Level 2	$1,295	$2,388
Debt securities of U.S. government agencies	Level 2	$815	$1,188
Debt securities issued by the United States Treasury	Level 2	$573	$850
Asset-backed securities	Level 2	$252	$489
Mortgage-backed securities issued by United States government-sponsored enterprises	Level 2	$130	$162
Foreign government bonds	Level 2	$41	$70

Liabilities
Current liability:
1.00% Convertible Senior Notes (1)	Level 2	$189	$4,474
Other noncurrent liabilities:
2.20% Notes Due 2021 (1)	Level 2	$982	$975
3.20% Notes Due 2026 (1)	Level 2	$986	$961
Interest rate swap (2)	Level 2	$—	$2

(1)
These liabilities are carried on our Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount and issuance costs, and are not marked to fair value each period. Refer to Note 11 of these Notes to the Consolidated Financial Statements for additional information.

(2)	In January 2018, we terminated the interest rate swap. Refer to Note 9 of these Notes to Consolidated Financial Statements for additional information.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 8 - Balance Sheet Components
Certain balance sheet components are as follows:

	January 28, 2018	January 29, 2017
	(In millions)
Inventories:
Raw materials	$227	$252
Work in-process	192	176
Finished goods	377	366
Total inventories	$796	$794

	January 28, 2018	January 29, 2017	Estimated Useful Life
	(In millions)		(In years)
Property and Equipment:
Land	$218	$218	(A)
Building	348	13	25-30 (B)
Test equipment	462	427	3-5
Computer equipment	285	188	3-5
Leasehold improvements	198	176	(C)
Software and licenses	88	63	3-5
Office furniture and equipment	79	49	5
Capital leases	28	28	(C)
Construction in process	31	29	(D)
Total property and equipment, gross	1,737	1,191
Accumulated depreciation and amortization	(740)	(670)
Total property and equipment, net	$997	$521

(A)	Land is a non-depreciable asset.

(B)
In January 2018, we terminated the off-balance sheet, build-to-suit operating lease financing arrangement related to our new Santa Clara campus building and exercised our option to purchase the property for $335 million, which has been recorded as Property and Equipment, net in our Consolidated Balance Sheet.

(C)	Leasehold improvements and capital leases are amortized based on the lesser of either the asset’s estimated useful life or the remaining expected lease term.

(D)	Construction in process represents assets that are not available for their intended use as of the balance sheet date.
Depreciation expense for fiscal years 2018, 2017, and 2016 was $144 million, $118 million, and $124 million, respectively.
Accumulated amortization of leasehold improvements and capital leases was $178 million and $164 million as of January 28, 2018 and January 29, 2017, respectively. Amortization of leasehold improvements and capital leases is included in depreciation and amortization expense.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	January 28, 2018	January 29, 2017
	(In millions)
Accrued and Other Current Liabilities:
Customer related liabilities (1)	$181	$197
Accrued payroll and related expenses	172	137
Deferred revenue (2)	53	85
Taxes payable	33	4
Coupon interest on debt obligations	20	21
Accrued royalties	17	7
Professional service fees	15	13
Warranty accrual (3)	15	8
Accrued restructuring and other charges	7	13
Leases payable	5	4
Contributions payable	4	4
Other	20	14
Total accrued and other current liabilities	$542	$507

(1)	Customer related liabilities include accrued customer programs, such as rebates and marketing development funds.

(2)	Deferred revenue primarily includes customer advances and deferrals related to license and service arrangements.

(3)	Refer to Note 10 of these Notes to the Consolidated Financial Statements for a discussion regarding warranties.

	January 28, 2018	January 29, 2017
	(In millions)
Other Long-Term Liabilities:
Income tax payable (1)	$559	$96
Deferred income tax liability	18	141
Deferred revenue	15	4
Employee benefits liability	12	10
Contributions payable	9	9
Deferred rent	9	6
Licenses payable	8	1
Other	2	10
Total other long-term liabilities	$632	$277

(1)
Represents the long-term portion of the one-time transition tax payable of $369 million, as well as unrecognized tax benefits of $175 million and related interest and penalties of $15 million. Refer to Note 13 of these Notes to the Consolidated Financial Statements for additional information.

Note 9 - Derivative Financial Instruments
In fiscal year 2016, we entered into an interest rate swap for a portion of the operating lease financing arrangement for our new Santa Clara campus building. In January 2018, we terminated the operating lease financing arrangement and purchased the property. Concurrently, the related interest rate swap was terminated.
We enter into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. We designate these contracts as cash flow hedges and assess the effectiveness of the hedge relationships on a spot to spot basis. Gains or losses on the contracts are recorded in accumulated other comprehensive income or loss and reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur. The fair value of the contracts was not significant as of January 28, 2018 and January 29, 2017.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We also enter into foreign currency forward contracts to mitigate the impact of foreign currency movements on monetary assets and liabilities that are denominated in currencies other than U.S. dollar. These forward contracts were not designated for hedge accounting treatment. Therefore, the change in fair value of these contracts is recorded in other income or expense and offsets the change in fair value of the hedged foreign currency denominated monetary assets and liabilities, which is also recorded in other income or expense.
The table below presents the notional value of our foreign currency forward contracts outstanding as of January 28, 2018 and January 29, 2017:

	January 28, 2018	January 29, 2017
	(In millions)
Designated as cash flow hedges	$104	$67
Not designated for hedge accounting	$94	$32
As of January 28, 2018, the maturities of the designated foreign currency forward contracts were three months or less. We expect to realize all gains and losses deferred into accumulated other comprehensive income or loss related to these foreign currency forward contracts within the next twelve months.
During fiscal years 2018 and 2017, the impact of derivative financial instruments designated for hedge accounting treatment on other comprehensive income or loss was not significant and all such instruments were determined to be highly effective. Therefore, there were no gains or losses associated with ineffectiveness.
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
The estimated product returns and estimated product warranty liabilities recorded in accrued and other current liabilities on our Consolidated Balance Sheets as of January 28, 2018 and January 29, 2017 are as follows:

	January 28, 2018	January 29, 2017
	(In millions)
Balance at beginning of period	$8	$11
Additions	14	2
Deductions	(7)	(5)
Balance at end of period	$15	$8
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 11 - Debt
Long-Term Debt
2.20% Notes Due 2021 and 3.20% Notes Due 2026
In fiscal year 2017, we issued $1.00 billion of the 2.20% Notes Due 2021, and $1.00 billion of the 3.20% Notes Due 2026, collectively, the Notes. Interest on the Notes is payable on March 16 and September 16 of each year, beginning on March 16, 2017. Upon 30 days' notice to holders of the Notes, we may redeem the Notes for cash prior to maturity, at redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the Notes Due 2021 on or after August 16, 2021, or for redemptions of the Notes Due 2026 on or after June 16, 2026. The net proceeds from the Notes were $1.98 billion, after deducting debt discount and issuance costs.
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
The carrying value of our long-term debt and the associated interest rates were as follows:

	Expected Remaining Term (years)	Effective Interest Rate	January 28, 2018	January 29, 2017
			(In millions)
2.20% Notes Due 2021	3.6	2.38%	$1,000	$1,000
3.20% Notes Due 2026	8.6	3.31%	1,000	1,000
Unamortized debt discount and issuance costs			(15)	(17)
Net carrying amount			$1,985	$1,983
Convertible Debt
1.00% Convertible Senior Notes Due 2018
In fiscal year 2014, we issued $1.50 billion of 1.00% Convertible Senior Notes due 2018. Through January 28, 2018, we had settled an aggregate of $1.48 billion of the Convertible Notes. The Convertible Notes are unsecured, unsubordinated obligations of the Company paying interest in cash semi-annually at a rate of 1.00% per annum and will mature on December 1, 2018 unless previously repurchased or converted. Upon conversion, we pay cash up to the aggregate principal amount and pay or deliver cash, shares of our common stock or a combination thereof, at our election, of our conversion obligation in excess of the aggregate principal amount being converted.
Holders may convert all or any portion of their Convertible Notes at any time prior to August 1, 2018 under certain circumstances. For example, during any fiscal quarter, if the last reported sale price of the common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day, the Convertible Notes become convertible at the holders' option. As this condition has been met, all outstanding Convertible Notes are convertible at the holders’ option through April 29, 2018.
During fiscal year 2018, we paid cash to settle $812 million in principal amount of the Convertible Notes and had $15 million in principal amount outstanding as of January 28, 2018. We also issued 33 million shares of our common stock for the excess conversion value and recognized a loss of $19 million on early conversions of the Convertible Notes. Based on the closing price of our common stock of $243.33 on the last trading day of fiscal year 2018, the if-converted value of the remaining outstanding Convertible Notes exceeded their principal amount by approximately $174 million. As of January 28, 2018, the conversion rate was 49.9127 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to an adjusted conversion price of $20.0350 per share of common stock).
We separately accounted for the liability and equity components of the Convertible Notes as our conversion obligation in excess of the aggregate principal could be fully or partially settled in cash. The liability component was assigned by estimating

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

the fair value of a similar debt without the conversion feature. The difference between the net cash proceeds and the liability component was assigned as the equity component. The initial liability component of the Convertible Notes was valued at $1.35 billion and the initial carrying value of the equity component recorded in additional paid-in-capital was valued at $126 million. This equity component, together with the $23 million purchaser's discount to the par value of the Convertible Notes, represented the initial aggregate unamortized debt discount of $148 million. The debt discount is amortized as interest expense over the contractual term of the Convertible Notes using the effective interest method and an interest rate of 3.15%.
As of January 28, 2018, the carrying value of the Convertible Notes was classified as a current liability and the difference between the principal amount and the carrying value of the Convertible Notes was classified as convertible debt conversion obligation in the mezzanine equity section of our Consolidated Balance Sheet. The convertible debt conversion obligation as of January 28, 2018 was not significant.
The following table presents the carrying value of the Convertible Notes:

	January 28, 2018	January 29, 2017
	(In millions)
1.00% Convertible Senior Notes	$15	$827
Unamortized debt discount (1)	—	(31)
Net carrying amount	$15	$796
(1) As of January 28, 2018, the balance of unamortized debt discount was not significant and will be fully amortized in fiscal year 2019.
The following table presents interest expense for the contractual interest and the accretion of debt discount and issuance costs related to the Convertible Notes:

	Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
	(In millions)
Contractual coupon interest expense	$—	$9	$15
Amortization of debt discount	2	24	29
Total interest expense related to Convertible Notes	$2	$33	$44
Note Hedges and Warrants
Concurrently with the issuance of the Convertible Notes, we entered into a convertible note hedge transaction, or the Note Hedges. The Note Hedges have an adjusted strike price of $20.0350 per share and allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would deliver and/or pay, respectively, to the holders of the Convertible Notes upon conversion. Through January 28, 2018, we had received 56 million shares of our common stock from the exercise of a portion of the Note Hedges related to the settlement of $1.48 billion in principal amount of the Convertible Notes.
In addition, concurrent with the offering of the Convertible Notes and the purchase of the Note Hedges, we entered into a separate warrant transaction, or the Warrants. In fiscal year 2017, we entered into an agreement to terminate 63 million warrants and delivered a total of 48 million shares of common stock. In fiscal year 2018, we entered into a second agreement to terminate the remaining 12 million warrants outstanding and delivered a total of 10 million shares of common stock. Therefore, no warrants were outstanding as of January 28, 2018.
Revolving Credit Facility
In fiscal year 2017, we entered into a credit agreement, or the Credit Agreement, under which we may borrow, repay and re-borrow amounts from time to time, up to $575 million, for working capital and other general corporate purposes. The commitments under the Credit Agreement are available for a 5-year period ending on October 7, 2021. The Credit Agreement also permits us to obtain additional revolving loan commitments up to $425 million, subject to certain conditions. As of

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

January 28, 2018, we had not borrowed any amounts and were in compliance with all related covenants under the Credit Agreement.
Commercial Paper
In December 2017, we established a commercial paper program to support general corporate purposes. Under the program, we can issue up to $575 million in commercial paper. As of January 28, 2018, there was no commercial paper outstanding.
Note 12 - Commitments and Contingencies
Inventory Purchase Obligations
As of January 28, 2018, we had outstanding inventory purchase obligations totaling $1.33 billion.
Capital Purchase Obligations
As of January 28, 2018, we had outstanding capital purchase obligations totaling $135 million.
Lease Obligations
Our headquarters complex is located in Santa Clara, California and includes ten buildings that are leased properties. Future minimum lease payments related to headquarters operating leases total $63 million over the remaining terms of the leases, including predetermined rent escalations, and are included in the future minimum lease payment schedule below.
Additionally, we have other domestic and international office facilities, including datacenter space, under operating leases expiring through fiscal year 2027. We also include non-cancelable obligations under certain software licensing arrangements as operating leases.
Future minimum lease payments under our non-cancelable operating leases as of January 28, 2018, are as follows:

Future Minimum Lease Obligations
(In millions)
Fiscal Year:
2019	$63
2020	53
2021	50
2022	44
2023	25
2024 and thereafter	11
Total	$246
Rent expense for fiscal years 2018, 2017, and 2016 was $54 million, $46 million, and $45 million, respectively.
Operating Lease Financing Arrangement
In January 2018, we exercised the option to terminate the off-balance sheet, build-to-suit operating lease financing arrangement related to our new Santa Clara campus building, and purchased the building for $335 million.
Litigation
Polaris Innovations Limited
On May 16, 2016, Polaris Innovations Limited, or Polaris, a non-practicing entity and wholly-owned subsidiary of Quarterhill Inc. (formerly WiLAN Inc.), filed a complaint against NVIDIA for patent infringement in the United States District Court for the Western District of Texas. Polaris alleges that NVIDIA has infringed and is continuing to infringe six U.S. patents relating to the control of dynamic random-access memory, or DRAM: 6,532,505; 7,124,325; 7,405,993; 7,886,122; 8,161,344; and 8,207,976. The complaint seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, and costs

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

against NVIDIA. On September 14, 2016, NVIDIA answered the Polaris Complaint and asserted various defenses including non-infringement and invalidity of the six Polaris patents.
On December 5, 2016, the Texas Court granted NVIDIA’s motion to transfer and ordered the case transferred to the Northern District of California.
Between December 7, 2016 and July 25, 2017, NVIDIA filed multiple petitions for inter partes review, or IPR, at the United States Patent and Trademark Office, or USPTO, challenging the validity of each of the patents asserted by Polaris in the U.S. litigation. The USPTO instituted IPRs for U.S. Patent Nos. 6,532,505; 7,405,993; 7,886,122; and 8,161,344. The USPTO declined to institute IPRs on U.S. Patent Nos. 7,124,325 and 8,207,976.
On June 15, 2017, the California Court granted NVIDIA’s motion to stay the district court litigation pending resolution of the petitions for IPR. The California Court has not set a trial date.
On December 30, 2016, Polaris filed a complaint against NVIDIA for patent infringement in the Regional Court of Düsseldorf, Germany. Polaris alleges that NVIDIA has infringed and is continuing to infringe three patents relating to control of DRAM: European Patent No. EP1428225, and German Patent Nos. DE 10223167 and DE 1020066043668. On July 14, 2017, NVIDIA filed defenses to the infringement allegations including non-infringement with respect to each of the three asserted patents.
An oral hearing is scheduled for February 21, 2019.
Between March 31, 2017 and June 12, 2017, NVIDIA filed nullity actions with the German Patent Court challenging the validity of each of the patents asserted by Polaris in the German litigation.
ZiiLabs 1 Patents Lawsuit
On October 2, 2017, ZiiLabs Inc., Ltd., or ZiiLabs, a non-practicing entity, filed a complaint in the United States District Court for the District of Delaware alleging that NVIDIA has infringed and is continuing to infringe four U.S. patents relating to GPUs: 6,683,615; 7,050,061; 7,710,425; and 9,098,943, or the ZiiLabs 1 Patents. ZiiLabs is a Bermuda corporation and a wholly-owned subsidiary of Creative Technology Asia Limited, a Hong Kong company which is itself is a wholly-owned subsidiary of Creative Technology Ltd. a publicly traded Singapore company.  The complaint seeks unspecified monetary damages, enhanced damages, interest, costs, and fees against NVIDIA and an injunction against further direct or direct infringement of the ZiiLabs 1 Patents.  On November 27, 2017, NVIDIA answered the ZiiLabs complaint and asserted various defenses including non-infringement and invalidity of the ZiiLabs 1 Patents.
On January 10, 2018, ZiiLabs filed a first amended complaint asserting infringement of a fifth U.S. Patent No. 6,977,649.
ZiiLabs 2 Patents Lawsuits
On December 27, 2017, ZiiLabs filed a second complaint in the United States District Court for the District of Delaware alleging that NVIDIA has infringed four additional U.S. Patents: 6,181,355; 6,900,800; 8,144,156; and 8,643,659, or the ZiiLabs 2 Patents.  The second complaint also seeks unspecified monetary damages, enhanced damages, interest, costs, and fees against NVIDIA and an injunction against further direct or direct infringement of the ZiiLabs 2 Patents.
On December 29, 2017, ZiiLabs filed a request with the U.S. International Trade Commission, or USITC, to commence an Investigation pursuant to Section 337 of the Tariff Act of 1930 relating to the unlawful importation of certain graphics processors and products containing the same.  ZiiLabs alleges that the unlawful importation results from the infringement of the ZiiLabs 2 Patents by products from respondents NVIDIA, ASUSTeK Computer Inc., ASUS Computer International, EVGA Corporation, Gigabyte Technology Co., Ltd., G.B.T. Inc., Micro-Star International Co., Ltd., MSI Computer Corp., Nintendo Co., Ltd., Nintendo of America Inc., PNY Technologies Inc., Zotac International (MCO) Ltd., and Zotac USA Inc.
Accounting for Loss Contingencies
While there can be no assurance of favorable outcomes, we believe the claims made by the other parties in the above ongoing matters are without merit and we intend to vigorously defend the actions. As of January 28, 2018, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, any possible loss or range of loss in these matters cannot be reasonably estimated at this time. We are engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 13 - Income Taxes
The income tax expense (benefit) applicable to income before income taxes consists of the following:

	Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
	(In millions)
Current income taxes:
Federal	$464	$7	$(43)
State	1	1	1
Foreign	43	34	25
Total current	508	42	(17)
Deferred taxes:
Federal	(376)	199	134
State	—	—	—
Foreign	17	(2)	—
Total deferred	(359)	197	134
Charge in lieu of taxes attributable to employer stock option plans	—	—	12
Income tax expense	$149	$239	$129
Income before income tax consists of the following:

	Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
	(In millions)
Domestic (1)	$1,600	$600	$129
Foreign	1,596	1,305	614
Income before income tax	$3,196	$1,905	$743

(1)	The increase in domestic income is primarily due to jurisdictional allocation of stock-based compensation charges.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The income tax expense differs from the amount computed by applying the blended U.S. federal statutory rate of 33.9% for fiscal year 2018 and U.S. federal statutory rate of 35% for fiscal years 2017 and 2016 to income before income taxes as follows:

	Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
	(In millions)
Tax expense computed at federal statutory rate	$1,084	$667	$260
Expense (benefit) resulting from:
State income taxes, net of federal tax effect	10	4	1
Foreign tax rate differential	(545)	(315)	(95)
Stock-based compensation (1)	(181)	(70)	13
Tax Cuts and Jobs Act of 2017 (2)	(133)	—	—
U.S. federal R&D tax credit	(87)	(52)	(38)
Tax expense related to intercompany transaction	—	10	10
Restructuring and expiration of statute of limitations	—	—	(21)
Other	1	(5)	(1)
Income tax expense	$149	$239	$129

(1)
We adopted an accounting standard related to stock-based compensation effective February 1, 2016, which required the excess tax benefit to be reflected in our provision for income taxes rather than in additional paid-in-capital. The total related excess tax benefit recognized for fiscal year 2018 and 2017 was $197 million and $82 million, respectively.

(2)	We recognized a provisional tax benefit of $133 million, which was included as a component of income tax expense.
The tax effect of temporary differences that gives rise to significant portions of the deferred tax assets and liabilities are presented below:

	January 28, 2018	January 29, 2017
	(In millions)
Deferred tax assets:
Net operating loss carryforwards	$67	$199
Accruals and reserves, not currently deductible for tax purposes	24	40
Property, equipment and intangible assets	32	50
Research and other tax credit carryforwards	579	728
Stock-based compensation	24	34
Convertible debt	—	6
Gross deferred tax assets	726	1,057
Less valuation allowance	(469)	(353)
Total deferred tax assets	257	704
Deferred tax liabilities:
Acquired intangibles	(4)	(11)
Unremitted earnings of foreign subsidiaries	(26)	(827)
Gross deferred tax liabilities	(30)	(838)
Net deferred tax asset (liability)	$227	$(134)
We recognized income tax expense of $149 million, $239 million, and $129 million for fiscal years 2018, 2017, and 2016, respectively. Our annual effective tax rate was 4.7%, 12.5%, and 17.3% for fiscal years 2018, 2017, and 2016, respectively.
In December 2017, the TCJA was enacted into law. The TCJA significantly changes U.S. tax law, including a reduction of the U.S. federal corporate income tax rate from 35% to 21%, a requirement for companies to pay a one-time transition tax on

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

the earnings of certain foreign subsidiaries that were previously tax deferred and the creation of new taxes on certain foreign-source earnings. As a fiscal year-end taxpayer, certain provisions of the TCJA began to impact us in the fourth quarter of fiscal year 2018, while other provisions will impact us beginning in fiscal year 2019.
The corporate tax reduction is effective as of January 1, 2018. Since we operate on a fiscal year rather than a calendar year, we are subject to transitional tax rules. As a result, our fiscal year 2018 federal statutory rate is a blended rate of 33.9%. The change in the statutory tax rate from 35% to 33.9% for fiscal year 2018 did not have a significant impact on the effective tax rate.
U.S. GAAP requires companies to recognize the effect of tax law changes in the period of enactment. However, the SEC also issued guidance that allows companies to record provisional amounts during a measurement period not to exceed one year. Accordingly, as of January 28, 2018, we recognized a provisional tax benefit of $133 million as a component of income tax expense, which is our reasonable estimate of the effects of the tax law changes on existing deferred tax balances and the calculation of the one-time transition tax.
The one-time transition tax is based on the post-1986 earnings and profits, or E&P, of our foreign subsidiaries. We had previously accrued deferred taxes on a portion of these same earnings. We recorded a provisional one-time transition tax liability of $971 million and released the previously accrued deferred tax liabilities of $1.15 billion, resulting in a net decrease to income tax expense of $176 million.
We have reasonably estimated, but not yet completed, the calculation of the total post-1986 E&P for our foreign subsidiaries. Our calculation of the transition tax may change with further analysis, additional guidance from the U.S. federal and state tax authorities and additional guidance for the associated income tax accounting.
As a result of the reduction of the corporate income tax rate to 21%, companies were required to remeasure their deferred tax assets and liabilities as of the date of enactment. As a result, we recorded a provisional income tax expense of $43 million on the write-down of our deferred tax balance.
The decrease in the effective tax rate in fiscal year 2018 as compared to fiscal years 2017 and 2016 was primarily due to the provisional impact of the tax law changes and the recognition of excess tax benefits related to stock-based compensation. The decrease in our effective tax rate in fiscal year 2017 as compared to fiscal year 2016 was primarily due to the recognition of excess tax benefits from our adoption of a new accounting standard in fiscal year 2017 related to the simplification of certain aspects of stock-based compensation accounting.
Our effective tax rate for fiscal year 2018 was lower than the blended U.S. federal statutory rate of 33.9% due primarily to income earned in jurisdictions, including British Virgin Islands, Hong Kong, China, Taiwan and United Kingdom, where the tax rate was lower than the U.S. federal statutory tax rates, favorable recognition of the U.S. federal research tax credit, the provisional impact of the recent tax law changes in 2018, and excess tax benefits related to stock-based compensation.
Our effective tax rate for fiscal years 2017 and 2016 was lower than U.S. federal statutory tax rate of 35% due primarily to income earned in jurisdictions, including British Virgin Islands, Hong Kong, China, Taiwan and United Kingdom, where the tax rate was lower than the U.S. federal statutory tax rates, favorable recognition in those fiscal years of the U.S. federal research tax credit, favorable discrete events primarily attributable to the tax benefit recognized upon the expiration of the applicable statutes of limitations, and adoption of an accounting standard related to stock-based compensation in fiscal year 2017.
As of January 28, 2018 and January 29, 2017, we had a valuation allowance of $469 million and $353 million, respectively, related to state and certain foreign deferred tax assets that management determined not likely to be realized due, in part, to projections of future taxable income. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period.
As of January 28, 2018, we had federal, state and foreign net operating loss carryforwards of $74 million, $226 million and $281 million, respectively. The federal and state carryforwards will expire beginning in fiscal year 2023 and 2019, respectively. The foreign net operating loss carryforwards of $281 million may be carried forward indefinitely. As of January 28, 2018, we had federal research tax credit carryforwards of $361 million that will begin to expire in fiscal year 2032. We have state research tax credit carryforwards of $575 million, of which $554 million is attributable to the State of California and may be carried over indefinitely, and $21 million is attributable to various other states and will expire beginning in fiscal year 2019. Our tax attributes, net operating loss and tax credit carryforwards, remain subject to audit and may be adjusted for changes or modification in tax laws, other authoritative interpretations thereof, or other facts and circumstances.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
As of January 28, 2018, we had $447 million of gross unrecognized tax benefits, of which $413 million would affect our effective tax rate if recognized. However, approximately $58 million of the unrecognized tax benefits were related to state income tax positions taken, that, if recognized, would be in the form of a carryforward deferred tax asset that would likely attract a full valuation allowance. The $413 million of unrecognized tax benefits as of January 28, 2018 consisted of $175 million recorded in non-current income taxes payable and $238 million reflected as a reduction to the related deferred tax assets.
A reconciliation of gross unrecognized tax benefits is as follows:

	January 28, 2018	January 29, 2017	January 31, 2016
	(In millions)
Balance at beginning of period	$224	$230	$254
Increases in tax positions for prior years	7	3	—
Decreases in tax positions for prior years	(1)	—	(1)
Increases in tax positions for current year	222	46	28
Settlements	—	(48)	—
Lapse in statute of limitations	(5)	(7)	(51)
Balance at end of period	$447	$224	$230
The increase in the unrecognized tax benefit in fiscal year 2018 is primarily due to the one-time transition tax imposed on foreign earnings under the TCJA. We classify an unrecognized tax benefit as a current liability, or amount refundable, to the extent that we anticipate payment or receipt of cash for income taxes within one year. The amount is classified as a long-term liability, or reduction of long-term deferred tax assets or amount refundable if we anticipate payment or receipt of cash for income taxes during a period beyond a year.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 28, 2018, January 29, 2017, and January 31, 2016, we had accrued $15 million, $13 million, and $11 million, respectively, for the payment of interest and penalties related to unrecognized tax benefits, which is not included as a component of our unrecognized tax benefits. As of January 28, 2018, unrecognized tax benefits of $175 million and the related interest and penalties of $15 million are included in non-current income taxes payable.
While we believe that we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of January 28, 2018, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.
We are subject to taxation by a number of taxing authorities both in the United States and throughout the world. As of January 28, 2018, the significant tax jurisdictions that may be subject to examination include the United States, Hong Kong, Taiwan, China, United Kingdom, Germany, and India for fiscal years 2003 through 2017. As of January 28, 2018, the significant tax jurisdictions for which we are currently under examination include India, Taiwan, UK, and Germany for fiscal years 2003 through 2017.
Note 14 - Shareholders’ Equity
Capital Return Program
Beginning August 2004, our Board of Directors authorized us to repurchase our stock.
During fiscal year 2018, we repurchased a total of 6 million shares for $909 million and paid $341 million in cash dividends to our shareholders.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Through January 28, 2018, we have repurchased an aggregate of 251 million shares under our share repurchase program for a total cost of $5.5 billion. All shares delivered from these repurchases have been placed into treasury stock. As of January 28, 2018, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $1.82 billion through December 2020.
Preferred Stock
As of January 28, 2018 and January 29, 2017, there were no shares of preferred stock outstanding.
Common Stock
We are authorized to issue up to 2.00 billion shares of our common stock at $0.001 per share par value.
Note 15 - Employee Retirement Plans
We have a 401(k) retirement plan covering substantially all of our United States employees. Under the plan, participating employees may defer up to 80% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits and we match a portion of the employee contributions. Our contribution expense for fiscal years 2018, 2017, and 2016 was $23 million, $12 million, and $8 million, respectively. We also have defined contribution retirement plans outside of the United States to which we contributed $25 million, $23 million, and $21 million for fiscal years 2018, 2017, and 2016, respectively.
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
While our GPU and CUDA architecture is unified, our GPU product brands are aimed at specialized markets including GeForce for gamers; Quadro for designers; Tesla and DGX for AI data scientists and big data researchers; and GRID for cloud-based visual computing users. Our Tegra brand integrates an entire computer onto a single chip, and incorporates GPUs and multi-core CPUs to drive supercomputing for autonomous robots, drones, and cars, as well as for consoles and mobile gaming and entertainment devices.
Under the single unifying graphics architecture for our GPU and Tegra Processors, we leverage our visual computing expertise by charging the operating expenses of certain core engineering functions to the GPU business, while charging the Tegra Processor business for the incremental cost of the teams working directly for that business. In instances where the operating expenses of certain functions benefit both reportable segments, our CODM assigns 100% of those expenses to the reportable segment that benefits the most.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	GPU	Tegra Processor	All Other	Consolidated
	(In millions)
Year Ended January 28, 2018:
Revenue	$8,137	$1,534	$43	$9,714
Depreciation and amortization expense	$123	$37	$39	$199
Operating income (loss)	$3,507	$303	$(600)	$3,210
Year Ended January 29, 2017:
Revenue	$5,822	$824	$264	$6,910
Depreciation and amortization expense	$116	$29	$42	$187
Operating income (loss)	$2,180	$(9)	$(237)	$1,934
Year Ended January 31, 2016:
Revenue	$4,187	$559	$264	$5,010
Depreciation and amortization expense	$110	$43	$44	$197
Operating income (loss)	$1,344	$(239)	$(358)	$747

	Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
	(In millions)
Reconciling items included in "All Other" category:
Unallocated revenue	$43	$264	$264
Stock-based compensation	(391)	(247)	(204)
Unallocated cost of revenue and operating expenses	(237)	(215)	(244)
Acquisition-related costs	(13)	(16)	(22)
Contributions	(2)	(4)	—
Legal settlement costs	—	(16)	—
Restructuring and other charges	—	(3)	(131)
Product warranty charges	—	—	(21)
Total	$(600)	$(237)	$(358)
Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on the invoicing address by geographic regions:

	Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
Revenue:	(In millions)
Taiwan	$2,991	$2,546	$1,912
Other Asia Pacific	2,066	1,010	749
China	1,896	1,305	806
United States	1,274	904	643
Europe	768	659	482
Other Americas	719	486	418
Total revenue	$9,714	$6,910	$5,010

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
Revenue:	(In millions)
Gaming	$5,513	$4,060	$2,818
Professional Visualization	934	835	750
Datacenter	1,932	830	339
Automotive	558	487	320
OEM & IP	777	698	783
Total revenue	$9,714	$6,910	$5,010
The following table presents summarized information for long-lived assets by geographic region. Long-lived assets consist of property and equipment and deposits and other assets, and exclude goodwill and intangible assets.

	January 28, 2018	January 29, 2017
Long-lived assets:	(In millions)
United States	$928	$440
Taiwan	58	52
India	40	47
China	33	34
Europe	11	9
Other Asia Pacific	1	1
Total long-lived assets	$1,071	$583
No single customer represented more than 10% of total revenue for fiscal year 2018. In fiscal years 2017 and 2016, we had one customer that represented 12% and 11% of our total revenue, respectively. The revenue was attributable to the GPU business.
Accounts receivable from significant customers, those representing 10% or more of total accounts receivable for the respective periods, is summarized as follows:

	January 28, 2018	January 29, 2017
Accounts Receivable:
Customer A	17%	19%
Customer B	11%	1%

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 17 - Quarterly Summary (Unaudited)
The following table sets forth our unaudited consolidated financial results, for the last eight fiscal quarters:

	Fiscal Year 2018 Quarters Ended
	January 28, 2018	October 28, 2017	July 29, 2017	April 29, 2017
	(In millions, except per share data)
Statements of Income Data:
Revenue	$2,911	$2,636	$2,230	$1,937
Cost of revenue	$1,110	$1,067	$928	$787
Gross profit	$1,801	$1,569	$1,302	$1,150
Net income (1)	$1,118	$838	$583	$507
Net income per share (1):
Basic	$1.84	$1.39	$0.98	$0.86
Diluted	$1.78	$1.33	$0.92	$0.79

(1)
In the fourth quarter of fiscal year 2018, we recorded a U.S. tax reform provisional net tax benefit of $133 million associated with the one-time transition tax on our historical foreign earnings and the adjustment of deferred tax balances to the lower corporate tax rate. Refer to Note 13 of these Notes to the Consolidated Financial Statements for a discussion regarding the U.S. tax reform.

	Fiscal Year 2017 Quarters Ended
	January 29, 2017	October 30, 2016	July 31, 2016	May 1, 2016
	(In millions, except per share data)
Statements of Income Data:
Revenue	$2,173	$2,004	$1,428	$1,305
Cost of revenue	$870	$821	$602	$554
Gross profit	$1,303	$1,183	$826	$751
Net income (1)	$655	$542	$261	$208
Net income per share (1):
Basic	$1.18	$1.01	$0.49	$0.39
Diluted	$0.99	$0.83	$0.41	$0.35

(1)
In the third quarter of fiscal year 2017, we adopted an accounting standard related to stock-based compensation, which requires adjustments to be reflected beginning in fiscal year 2017. The adoption of the new accounting standard impacted our previously reported quarterly results for fiscal year 2017.

NVIDIA CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
	(In millions)
Fiscal year 2018
Allowance for doubtful accounts	$3	$1	(1)	$—	(1)	$4
Sales return allowance	$10	$15	(2)	$(16)	(4)	$9
Deferred tax valuation allowance	$353	$116	(3)	$—		$469
Fiscal year 2017
Allowance for doubtful accounts	$2	$1	(1)	$—	(1)	$3
Sales return allowance	$9	$9	(2)	$(8)	(4)	$10
Deferred tax valuation allowance	$272	$81	(3)	$—		$353
Fiscal year 2016
Allowance for doubtful accounts	$3	$—	(1)	$(1)	(1)	$2
Sales return allowance	$14	$9	(2)	$(14)	(4)	$9
Deferred tax valuation allowance	$261	$11	(3)	$—		$272

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

(4)	Represents sales returns.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	S-8	333-74905	4.1	3/23/1999
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	0-23985	3.1	8/21/2008
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	0-23985	3.1	5/24/2011
3.4	Bylaws of NVIDIA Corporation, Amended and Restated as of November 29, 2016	8-K	0-23985	3.1	12/1/2016
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.2	Specimen Stock Certificate	S-1/A	333-47495	4.2	4/24/1998
4.3	Indenture (including the form of Notes) dated December 2, 2013 between NVIDIA Corporation and Wells Fargo Bank, National Association	8-K	0-23985	4.1	12/2/2013
4.4	Form of 1.00% Convertible Senior Note due 2018 (included in Exhibit 4.1)	8-K	0-23985	4.1	12/2/2013
4.5	Indenture, dated as of September 16, 2016, by and between the Company and Wells Fargo Bank, National Association, as Trustee	8-K	0-23985	4.1	9/16/2016
4.6	Officers’ Certificate, dated as of September 16, 2016	8-K	0-23985	4.2	9/16/2016
4.7	Form of 2021 Note	8-K	0-23985	Annex A to Exhibit 4.2	9/16/2016
4.8	Form of 2026 Note	8-K	0-23985	Annex B to Exhibit 4.2	9/16/2016
10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985	10.1	3/7/2006
10.2+	Amended and Restated 2007 Equity Incentive Plan	8-K	0-23985	10.1	5/23/2016
10.3+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Annual Grant - Board Service (2011))	10-Q	0-23985	10.41	5/27/2011
10.4+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Initial Grant - Board Service (2011))	8-K	0-23985	10.1	12/14/2011
10.5+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Stock Option Grant (2012 Annual Board Retainer)	10-Q	0-23985	10.4	5/23/2012
10.6+	2007 Equity Incentive Plan - Non Statutory Stock Option	8-K	0-23985	10.2	9/13/2010
10.7+	2007 Equity Incentive Plan - Incentive Stock Option	8-K	0-23985	10.21	9/13/2010
10.8+	Amended and Restated 2007 Equity Incentive Plan - Non Statutory Stock Option	10-Q	0-23985	10.1	8/22/2012
10.9+	Amended and Restated 2007 Equity Incentive Plan - Incentive Stock Option	10-Q	0-23985	10.2	8/22/2012

10.10+	Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement	10-Q	0-23985	10.3	8/22/2012
10.11+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (with deferral option)	10-Q	0-23985	10.3	5/23/2012
10.12+	Amended and Restated 2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant - Board Service)	8-K	0-23985	10.1	7/23/2013
10.13+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Deferred Restricted Stock Unit Grant Notice and Deferred Restricted Stock Unit Agreement (2015)	10-K	0-23985	10.25	3/12/2015
10.14+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Deferred Restricted Stock Unit Grant Notice and Deferred Restricted Stock Unit Agreement (2016)	10-K	0-23985	10.26	3/12/2015
10.15+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (2016)	10-K	0-23985	10.27	3/12/2015
10.16+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (Initial Grant - with deferral options)	10-Q	0-23985	10.1	5/20/2015
10.17+	Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement & Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement (2015)	10-Q	0-23985	10.2	5/20/2015
10.18+*	Amended and Restated 2012 Employee Stock Purchase Plan
10.19+	Fiscal Year 2017 Variable Compensation Plan	8-K	0-23985	10.1	3/14/2016
10.20+	Fiscal Year 2018 Variable Compensation Plan	8-K	0-23985	10.1	3/13/2017
10.21+	Offer Letter between NVIDIA Corporation and Colette Kress, dated September 13, 2013	8-K	0-23985	10.1	9/16/2013
10.22+	Offer Letter between NVIDIA Corporation and Tim Teter, dated December 16, 2016	8-K	0-23985	10.1	1/19/2017
10.23	Master Confirmation and Supplemental Confirmation between NVIDIA Corporation and Goldman, Sachs & Co., dated May 14, 2013	10-Q	0-23985	10.3	5/22/2013
10.24	Base Convertible Note Hedge Transaction Confirmation	8-K	0-23985	99.1	12/2/2013
10.25	Base Warrant Transaction Confirmation	8-K	0-23985	99.2	12/2/2013
10.26	Additional Convertible Note Hedge Transaction Confirmation	8-K	0-23985	99.3	12/2/2013
10.27	Additional Warrant Transaction Confirmation	8-K	0-23985	99.4	12/2/2013
10.28	Termination Agreement, dated as of December 12, 2016, by and between NVIDIA Corporation and Goldman, Sachs & Co.	8-K	0-23985	10.1	12/13/2016
10.29	Second Termination Agreement, dated as of June 2, 2017, by and between NVIDIA Corporation and Goldman Sachs & Co. LLC	8-K	0-23985	10.1	6/5/2017

10.30^	Participation Agreement dated June 19, 2015 among NVIDIA Land Development, LLC, Wachovia Service Corporation, Wells Fargo Bank, National Association, and a syndicate of other institutions	10-Q	0-23985	10.1	8/19/2015
10.31	First Amendment to Participation Agreement dated February 17, 2016 among NVIDIA Land Development, LLC, Wachovia Service Corporation, and Wells Fargo Bank, N.A., and a syndicate of other institutions	10-Q	0-23985	10.1	5/25/2016
10.32	Second Amendment to Participation Agreement dated September 9, 2016 among NVIDIA Land Development, LLC, Wachovia Service Corporation, and Wells Fargo Bank, N.A., and a syndicate of other institutions	10-Q	0-23985	10.1	11/22/2016
10.33	Third Amendment to Participation Agreement dated January 27, 2017 among NVIDIA Land Development, LLC, Wachovia Service Corporation, and Wells Fargo Bank, N.A., and a syndicate of other institutions	10-K	0-23985	10.34	3/1/2017
10.34	Agency Agreement dated June 19, 2015 between NVIDIA Land Development, LLC and Wachovia Service Corporation	10-Q	0-23985	10.2	8/19/2015
10.35	Real Property Lease Agreement dated June 19, 2015 between Wachovia Service Corporation and NVIDIA Land Development, LLC	10-Q	0-23985	10.3	8/19/2015
10.36	Credit Agreement, dated as of October 7, 2016 by and among NVIDIA Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto	8-K	0-23985	1.1	10/13/2016
10.37	Form of Commercial Paper Dealer Agreement between NVIDIA Corporation, as Issuer, and the Dealer party thereto	8-K	0-23985	10.1	12/15/2017
21.1*	List of Registrant's Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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
Copies of above exhibits not contained herein are available to any shareholder upon written request to:
Investor Relations: NVIDIA Corporation, 2788 San Tomas Expressway, Santa Clara, CA 95051

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2018.

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

Signature	Title	Date
/s/ JEN-HSUN HUANG	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2018
Jen-Hsun Huang
/s/ COLETTE M. KRESS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2018
Colette M. Kress
/s/ MICHAEL J. BYRON	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018
Michael J. Byron
/s/ ROBERT BURGESS	Director	February 28, 2018
Robert Burgess
/s/ TENCH COXE	Director	February 28, 2018
Tench Coxe
/s/ PERSIS DRELL	Director	February 28, 2018
Persis Drell
/s/ JAMES C. GAITHER	Director	February 28, 2018
James C. Gaither
/s/ DAWN HUDSON	Director	February 28, 2018
Dawn Hudson
/s/ HARVEY C. JONES	Director	February 28, 2018
Harvey C. Jones
/s/ MICHAEL MCCAFFERY	Director	February 28, 2018
Michael McCaffery
/s/ MARK L. PERRY	Director	February 28, 2018
Mark L. Perry
/s/ A. BROOKE SEAWELL	Director	February 28, 2018
A. Brooke Seawell
/s/ MARK STEVENS	Director	February 28, 2018
Mark Stevens