Form 10-Q
period 2018-04-29
NVIDIA CORP
filed 2018-05-22
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.001 par value, outstanding as of May 18, 2018, was 607 million.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED April 29, 2018
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

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	April 29,	April 30,
	2018	2017

Revenue	$3,207	$1,937
Cost of revenue	1,139	787
Gross profit	2,068	1,150
Operating expenses
Research and development	542	411
Sales, general and administrative	231	185
Total operating expenses	773	596
Income from operations	1,295	554
Interest income	25	16
Interest expense	(15)	(16)
Other, net	6	(18)
Total other income (expense)	16	(18)
Income before income tax	1,311	536
Income tax expense	67	29
Net income	$1,244	$507

Net income per share:
Basic	$2.05	$0.86
Diluted	$1.98	$0.79

Weighted average shares used in per share computation:
Basic	606	592
Diluted	627	641

Cash dividends declared and paid per common share	$0.150	$0.140
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	April 29,	April 30,
	2018	2017

Net income	$1,244	$507
Other comprehensive income, net of tax
Available-for-sale securities:
Net unrealized gain	7	3
Cash flow hedges:
Net unrealized loss	(3)	(1)
Reclassification adjustments for net realized loss included in net income	1	1
Net change in unrealized loss	(2)	—
Other comprehensive income, net of tax	5	3
Total comprehensive income	$1,249	$510
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	April 29,	January 28,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$765	$4,002
Marketable securities	6,535	3,106
Accounts receivable, net	1,220	1,265
Inventories	797	796
Prepaid expenses and other current assets	131	86
Total current assets	9,448	9,255
Property and equipment, net	1,066	997
Goodwill	618	618
Intangible assets, net	55	52
Other assets	273	319
Total assets	$11,460	$11,241

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$623	$596
Accrued and other current liabilities	469	542
Convertible short-term debt	14	15
Total current liabilities	1,106	1,153
Long-term debt	1,986	1,985
Other long-term liabilities	651	632
Total liabilities	3,743	3,770
Commitments and contingencies - see Note 13
Shareholders’ equity:
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	5,546	5,351
Treasury stock, at cost	(7,755)	(6,650)
Accumulated other comprehensive loss	(23)	(18)
Retained earnings	9,948	8,787
Total shareholders' equity	7,717	7,471
Total liabilities and shareholders' equity	$11,460	$11,241
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	April 29,	April 30,
	2018	2017
Cash flows from operating activities:
Net income	$1,244	$507
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	129	76
Depreciation and amortization	57	47
Deferred income taxes	51	22
Loss on early debt conversions	—	14
Other	(8)	7
Changes in operating assets and liabilities:
Accounts receivable	56	(150)
Inventories	(2)	(27)
Prepaid expenses and other assets	(38)	(2)
Accounts payable	22	(133)
Accrued and other current liabilities	(81)	(87)
Other long-term liabilities	15	8
Net cash provided by operating activities	1,445	282
Cash flows from investing activities:
Proceeds from maturities of marketable securities	239	200
Proceeds from sales of marketable securities	33	649
Purchases of marketable securities	(3,705)	(36)
Purchases of property and equipment and intangible assets	(118)	(54)
Investment in non-affiliates	—	(5)
Net cash provided by (used in) investing activities	(3,551)	754
Cash flows from financing activities:
Payments related to repurchases of common stock	(655)	—
Repayment of Convertible Notes	(2)	(605)
Dividends paid	(91)	(82)
Proceeds related to employee stock plans	66	65
Payments related to tax on restricted stock units	(449)	(190)
Other	—	(1)
Net cash used in financing activities	(1,131)	(813)
Change in cash and cash equivalents	(3,237)	223
Cash and cash equivalents at beginning of period	4,002	1,766
Cash and cash equivalents at end of period	$765	$1,989

Other non-cash investing activity:
Assets acquired by assuming related liabilities	$43	$14
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. The January 28, 2018 consolidated balance sheet was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2018, as filed with the SEC, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations and financial position have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2018.
Significant Accounting Policies
Except for the accounting policy for revenue recognition, which was updated as a result of adopting a new accounting standard related to revenue recognition, there have been no material changes to our significant accounting policies in Note 1 - Organization and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2018.
Revenue Recognition
We derive our revenue primarily from product sales, license and development arrangements, and software licensing. We determine revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, we satisfy a performance obligation.
Product Sales Revenue
Revenue from product sales is recognized upon transfer of control of promised products to customers in an amount that reflects the consideration we expect to receive in exchange for those products. Revenue is recognized net of allowances for returns, customer programs and any taxes collected from customers.

For products sold with a right of return, we record a reduction to revenue by establishing a sales return allowance for estimated product returns at the time revenue is recognized, based primarily on historical return rates. However, if product returns for a fiscal period are anticipated to exceed historical return rates, we may determine that additional sales return allowances are required to properly reflect our estimated exposure for product returns.

Our customer programs primarily involve rebates, which are designed to serve as sales incentives to resellers of our products in various target markets, and marketing development funds, or MDFs, which represent monies paid to our partners that are earmarked for market segment development and are designed to support our partners’ activities while also promoting NVIDIA products. We account for customer programs as a reduction to revenue and accrue for potential rebates and MDFs based on the amount we expect to be claimed by customers.
License and Development Arrangements
Our license and development arrangements with customers typically require significant customization of our intellectual property components. As a result, we recognize the revenue from the license and the revenue from the development services as a single performance obligation over the period in which the development services are performed. We measure progress to completion based on actual cost incurred to date as a percentage of the estimated total cost required to complete each project. If a loss on an arrangement becomes probable during a period, we record a provision for such loss in that period.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Software Licensing
Our software licenses provide our customers with a right to use the software when it is made available to the customer. Customers may purchase either perpetual licenses or subscriptions to licenses, which differ mainly in the duration over which the customer benefits from the software. Software licenses are frequently sold along with post contract customer support, or PCS. For such arrangements, we allocate revenue to the software license and PCS on a relative standalone selling price basis by maximizing the use of observable inputs to determine the standalone selling price for each performance obligation. Revenue from software licenses is recognized up front when the software is made available to the customer. PCS revenue is recognized ratably over the service period, or as services are performed.
Fiscal Year
We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2019 and 2018 are both 52-week years. The first quarters of fiscal years 2019 and 2018 were both 13-week quarters.
Reclassifications
Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.
Principles of Consolidation
Our condensed consolidated financial statements include the accounts of NVIDIA Corporation and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from our estimates. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, cash equivalents and marketable securities, accounts receivable, inventories, income taxes, goodwill, stock-based compensation, litigation, investigation and settlement costs, restructuring and other charges, and other contingencies. These estimates are based on historical facts and various other assumptions that we believe are reasonable.
Adoption of New and Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The Financial Accounting Standards Board, or FASB, issued an accounting standards update that creates a single source of revenue guidance under U.S. GAAP for all companies, in all industries. We adopted this guidance on January 29, 2018 using the modified retrospective approach. Refer to Note 2 of these Notes to Condensed Consolidated Financial Statements for additional information.
In January 2016, the FASB issued an accounting standards update to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. We are now required to recognize changes in the fair value of our equity investments through net income rather than other comprehensive income. We adopted this guidance in the first quarter of fiscal year 2019 and applied it prospectively. The adoption of this guidance did not have a significant impact on our consolidated financial statements.
Recent Accounting Pronouncement Not Yet Adopted
In February 2016, the FASB issued an accounting standards update regarding the accounting for leases by which we will begin recognizing lease assets and liabilities on the balance sheet for lease terms of more than 12 months. The update will be effective for us beginning in the first quarter of fiscal year 2020. We expect the adoption of this accounting guidance to result in an increase in lease assets and a corresponding increase in lease liabilities on our Consolidated Balance Sheets.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2 - New Revenue Accounting Standard
Method and Impact of Adoption
On January 29, 2018, we adopted the new revenue accounting standard using the modified retrospective method and applied it to contracts that were not completed as of that date. Upon adoption, we recognized the cumulative effect of the new standard as an increase to opening retained earnings of $7 million, net of tax. Comparative information for prior periods has not been adjusted. The impact of applying the new standard on our consolidated financial statements for the quarter ended April 29, 2018 was not significant.
Deferred Revenue and Performance Obligations
Deferred revenue is comprised mainly of customer advances and deferrals related to license and development arrangements and PCS related to software licenses. The following table shows the changes in deferred revenue during the first quarter of fiscal year 2019:

April 29,
2018
(In millions)
Balance as of January 28, 2018	$68
Adjustment to retained earnings upon adoption of new revenue standard	(5)
Balance as of January 29, 2018	63
Deferred revenue added during the period	86
Revenue recognized during the period	(75)
Balance as of April 29, 2018	$74

Revenue related to remaining performance obligations represents the amount of contracted license and development arrangements and PCS that has not been recognized. As of April 29, 2018, the amount of our remaining performance obligations that have not been recognized as revenue was $243 million, of which we expect to recognize approximately 50% as revenue over the next twelve months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less.

Refer to Note 15 of these Notes to Condensed Consolidated Financial Statements for additional information, including disaggregated revenue disclosures.
Note 3 - Stock-Based Compensation
Our stock-based compensation expense is associated with stock options, restricted stock units, or RSUs, performance stock units that are based on our corporate financial performance targets, or PSUs, performance stock units that are based on market conditions, or market-based PSUs, and our employee stock purchase plan, or ESPP.
Our Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended
	April 29, 2018	April 30, 2017
	(In millions)
Cost of revenue	$8	$4
Research and development	74	41
Sales, general and administrative	47	31
Total	$129	$76

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Equity Award Activity
The following is a summary of equity award transactions under our equity incentive plans:

	RSUs, PSUs, and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
	(In millions, except per share data)
Balances, January 28, 2018	22	$66.72
Granted (1) (2)	1	$235.59
Vested restricted stock	(5)	$33.98
Canceled and forfeited	—
Balances, April 29, 2018	18	$81.82

(1)
Includes PSUs that will be issued and eligible to vest if the maximum corporate financial performance goal for fiscal year 2019 is achieved. Depending on the actual level of the corporate performance achievement at the end of fiscal year 2019, the PSUs issued could be up to 0.3 million shares.

(2)
Includes market-based PSUs that will be issued and eligible to vest if the maximum goal for total shareholder return, or TSR, over the 3-year measurement period is achieved. Depending on the ranking of our TSR compared to those of the companies comprising the Standard & Poor’s 500 Index during that period, the market-based PSUs issued could be up to 45 thousand shares.

Of the total fair value of equity awards granted during the first quarters of fiscal years 2019 and 2018, we estimated that the stock-based compensation expense related to equity awards that are not expected to vest was $18 million and $27 million, respectively.
The following summarizes the aggregate unearned stock-based compensation expense and estimated weighted average amortization period as of April 29, 2018 and January 28, 2018:

	April 29,	January 28,
	2018	2018
	(In millions)
Aggregate unearned stock-based compensation expense	$1,103	$1,091

Estimated weighted average remaining amortization period	(In years)
RSUs, PSUs, and market-based PSUs	2.3	2.3
ESPP	1.0	0.7

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4 – Net Income Per Share
The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended
	April 29,	April 30,
	2018	2017
	(In millions, except per share data)
Numerator:
Net income	$1,244	$507
Denominator:
Basic weighted average shares	606	592
Dilutive impact of outstanding securities:
Equity awards	20	26
1.00% Convertible Senior Notes	1	14
Warrants issued with the 1.00% Convertible Senior Notes	—	9
Diluted weighted average shares	627	641
Net income per share:
Basic (1)	$2.05	$0.86
Diluted (2)	$1.98	$0.79
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	1	2

(1)	Calculated as net income divided by basic weighted average shares.

(2)	Calculated as net income divided by diluted weighted average shares.
The 1.00% Convertible Senior Notes Due 2018, or the Convertible Notes, are included in the calculation of diluted net income per share. The Convertible Notes have a dilutive impact on net income per share if our average stock price for the reporting period exceeds the adjusted conversion price of $20.0296 per share. The warrants associated with our Convertible Notes, or the Warrants, outstanding are also included in the calculation of diluted net income per share. As of April 29, 2018, there were no warrants outstanding.
For the first quarter of fiscal year 2019, our average stock price was $235.10, which exceeded the adjusted conversion price, causing the Convertible Notes to have a dilutive impact.
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
Refer to Note 12 of these Notes to Condensed Consolidated Financial Statements for additional discussion regarding the Convertible Notes and Note Hedges.
Note 5 – Income Taxes
We recognized income tax expense of $67 million and $29 million for the first quarter of fiscal years 2019 and 2018, respectively. Income tax expense as a percentage of income before income tax was 5.1% and 5.5% for the first quarter of fiscal years 2019 and 2018, respectively.
The decrease in our effective tax rate in the first quarter of fiscal year 2019 as compared to the same period in the prior fiscal year is primarily due to a decrease in the U.S. statutory tax rate from 35% to 21%, partially offset by a decrease in the impact of tax benefits from stock-based compensation.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Our effective tax rates for the first quarter of fiscal years 2019 and 2018 of 5.1% and 5.5%, respectively, were lower than the U.S. federal statutory rates of 21% and 33.9%, for fiscal years 2019 and 2018, respectively, due primarily to income earned in jurisdictions where the tax rate is lower than the U.S. federal statutory tax rate, tax benefits related to stock-based compensation, and the benefit of the U.S. federal research tax credit.
In December 2017, the SEC issued guidance that allows companies to record provisional amounts for the tax effects of the Tax Cuts and Job Acts, or TCJA, during a measurement period not to exceed one year. The TCJA was effective in the fourth quarter of fiscal year 2018 and we have recorded provisional amounts based on reasonable estimates for those tax effects. For the first quarter of fiscal year 2019, we have not recorded any adjustments to our provisional amounts. We will continue our analysis of these provisional amounts, which are still subject to change during the measurement period, and we anticipate further guidance on accounting interpretations from the FASB and application of the law from the U.S. Department of Treasury.
The TCJA subjects a U.S. corporation to tax on its global intangible low-taxed income, or GILTI. Under U.S. GAAP, we can make an accounting policy election to either treat taxes due on the GILTI as a current period expense or factor such amounts into our measurement of deferred taxes. Given the complexity of the GILTI provisions, we are still evaluating its effects and have not yet determined our accounting policy. We expect to complete our analysis within the measurement period. For the first quarter of fiscal year 2019, because we are still evaluating the effects of the GILTI provisions, we have included tax expense related to GILTI for current-year operations in our estimated annual effective tax rate and have not provided for GILTI on deferred items.
For the first quarter of fiscal year 2019, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions. Additionally, there have been no material changes to our unrecognized tax benefits and any related interest or penalties since the fiscal year ended January 28, 2018.
While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon review, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of April 29, 2018, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.
Note 6 - Marketable Securities
All of our cash equivalents and marketable securities are classified as “available-for-sale” debt securities.
The following is a summary of cash equivalents and marketable securities as of April 29, 2018 and January 28, 2018:

	April 29, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities
	(In millions)
Debt securities issued by the United States Treasury	$2,741	$—	$(4)	$2,737	$100	$2,637
Corporate debt securities	1,803	—	(11)	1,792	—	1,792
Debt securities of United States government agencies	1,734	—	(7)	1,727	—	1,727
Money market funds	460	—	—	460	460	—
Asset-backed securities	230	—	(3)	227	—	227
Mortgage-backed securities issued by United States government-sponsored enterprises	119	2	—	121	—	121
Foreign government bonds	31	—	—	31	—	31
Total	$7,118	$2	$(25)	$7,095	$560	$6,535

	January 28, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities
	(In millions)
Money market funds	$3,789	$—	$—	$3,789	$3,789	$—
Corporate debt securities	1,304	—	(9)	1,295	—	1,295
Debt securities of United States government agencies	822	—	(7)	815	—	815
Debt securities issued by the United States Treasury	577	—	(4)	573	—	573
Asset-backed securities	254	—	(2)	252	—	252
Mortgage-backed securities issued by United States government-sponsored enterprises	128	2	—	130	—	130
Foreign government bonds	42	—	(1)	41	—	41
Total	$6,916	$2	$(23)	$6,895	$3,789	$3,106
The following table provides the breakdown of unrealized losses as of April 29, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities issued by the United States Treasury	$1,539	$—	$502	$(4)	$2,041	$(4)
Debt securities issued by United States government agencies	1,039	(1)	687	(6)	1,726	(7)
Corporate debt securities	253	(2)	835	(9)	1,088	(11)
Asset-backed securities	56	(1)	172	(2)	228	(3)
	$2,887	$(4)	$2,196	$(21)	$5,083	$(25)
The gross unrealized losses related to fixed income securities were primarily due to changes in interest rates, which we believe are temporary in nature. Currently, we have the intent and ability to hold our investments until maturity. For the first quarter of fiscal years 2019 and 2018, there were no other-than-temporary impairment losses and net realized gains were not significant.
The amortized cost and estimated fair value of cash equivalents and marketable securities as of April 29, 2018 and January 28, 2018 are shown below by contractual maturity.

	April 29, 2018		January 28, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Less than 1 year	$5,490	$5,481	$5,381	$5,375
Due in 1 - 5 years	1,593	1,578	1,500	1,485
Mortgage-backed securities issued by United States government-sponsored enterprises not due at a single maturity date	35	36	35	35
Total	$7,118	$7,095	$6,916	$6,895
Note 7 – Fair Value of Financial Assets and Liabilities
The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. We review fair value hierarchy classification on a quarterly basis. There were no significant transfers between Levels 1 and 2 financial assets and liabilities for the first quarter of fiscal year 2019. Level 3 financial assets and liabilities are based on unobservable inputs to the valuation methodology and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances.

		Fair Value at
	Pricing Category	April 29, 2018	January 28, 2018
		(In millions)
Assets
Cash equivalents and marketable securities:
Debt securities issued by the United States Treasury	Level 2	$2,737	$573
Corporate debt securities	Level 2	$1,792	$1,295
Debt securities of United States government agencies	Level 2	$1,727	$815
Money market funds	Level 1	$460	$3,789
Asset-backed securities	Level 2	$227	$252
Mortgage-backed securities issued by United States government-sponsored enterprises	Level 2	$121	$130
Foreign government bonds	Level 2	$31	$41

Liabilities
Current liability:
1.00% Convertible Senior Notes (1)	Level 2	$159	$189
Other noncurrent liabilities:
2.20% Notes Due 2021 (1)	Level 2	$972	$982
3.20% Notes Due 2026 (1)	Level 2	$954	$986

(1)
These liabilities are carried on our Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount and issuance costs, and are not marked to fair value each period. Refer to Note 12 of these Notes to Condensed Consolidated Financial Statements for additional information.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8 - Amortizable Intangible Assets
The components of our amortizable intangible assets are as follows:

	April 29, 2018			January 28, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)			(In millions)
Acquisition-related intangible assets	$195	$(183)	$12	$195	$(180)	$15
Patents and licensed technology	483	(440)	43	469	(432)	37
Total intangible assets	$678	$(623)	$55	$664	$(612)	$52
The increase in gross carrying amount of intangible assets is primarily due to purchases of licensed technology during the first quarter of fiscal year 2019. Amortization expense associated with intangible assets was $11 million and $15 million for the first quarter of fiscal years 2019 and 2018, respectively. Future amortization expense related to the net carrying amount of intangible assets as of April 29, 2018 is estimated to be $18 million for the remainder of fiscal year 2019, $20 million in fiscal year 2020, $11 million in fiscal year 2021, $3 million in fiscal year 2022, and $3 million in fiscal year 2023 and beyond.
Note 9 - Balance Sheet Components
Certain balance sheet components are as follows:

	April 29,	January 28,
	2018	2018
Inventories:	(In millions)
Raw materials	$214	$227
Work in-process	254	192
Finished goods	329	377
Total inventories	$797	$796
As of April 29, 2018, we had outstanding inventory purchase obligations totaling $1.69 billion.

	April 29,	January 28,
	2018	2018
Accrued and Other Current Liabilities:	(In millions)
Customer program accruals	$182	$181
Accrued payroll and related expenses	94	172
Deferred revenue (1)	56	53
Taxes payable	38	33
Accrued royalties	17	17
Professional service fees	16	15
Warranty accrual (2)	15	15
Coupon interest on debt obligations	7	20
Other	44	36
Total accrued and other current liabilities	$469	$542

(1)	Deferred revenue primarily includes customer advances and deferrals related to license and development arrangements and PCS.

(2)	Refer to Note 11 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding warranties.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	April 29,	January 28,
	2018	2018
Other Long-Term Liabilities:	(In millions)
Income tax payable (1)	$569	$559
Deferred income tax liability	19	18
Employee benefits liability	18	12
Deferred revenue (2)	18	15
Deferred rent	12	9
Other	15	19
Total other long-term liabilities	$651	$632

(1)
As of April 29, 2018, represents the long-term portion of the one-time transition tax payable of $369 million, as well as unrecognized tax benefits of $184 million and related interest and penalties of $16 million.

(2)	Deferred revenue primarily includes deferrals related to license and development arrangements and PCS.
Note 10 - Derivative Financial Instruments
We enter into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. We designate these contracts as cash flow hedges and assess the effectiveness of the hedge relationships on a spot to spot basis. Gains or losses on the contracts are recorded in accumulated other comprehensive income or loss and reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur. The fair value of the contracts was not significant as of April 29, 2018 and January 28, 2018.
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
The table below presents the notional value of our foreign currency forward contracts outstanding as of April 29, 2018 and January 28, 2018:

	April 29, 2018	January 28, 2018
	(In millions)
Designated as cash flow hedges	$216	$104
Not designated for hedge accounting	$76	$94
As of April 29, 2018, all designated foreign currency forward contracts mature within twelve months. We expect to realize all gains and losses deferred into accumulated other comprehensive income (loss) related to foreign currency forward contracts within the next twelve months.
During the first quarter of fiscal years 2019 and 2018, the impact of derivative financial instruments designated for hedge accounting treatment on other comprehensive income or loss was not significant and all such instruments were determined to be highly effective. Therefore, there were no gains or losses associated with ineffectiveness.

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
Accrual for Product Warranty Liabilities
We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. Cost of revenue includes the estimated cost of product warranties. Under limited circumstances, we may offer an extended limited warranty to customers for certain products. Additionally, we accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. The estimated product returns and estimated product warranty liabilities was $15 million as of April 29, 2018 and January 28, 2018.

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
Note 12 - Debt
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
The carrying value of the Notes and the associated interest rates were as follows:

	Expected Remaining Term (years)	Effective Interest Rate	April 29, 2018	January 28, 2018
			(In millions)
2.20% Notes Due 2021	3.4	2.38%	$1,000	$1,000
3.20% Notes Due 2026	8.4	3.31%	1,000	1,000
Unamortized debt discount and issuance costs			(14)	(15)
Net carrying amount			$1,986	$1,985
Convertible Debt
1.00% Convertible Senior Notes Due 2018
In fiscal year 2014, we issued $1.50 billion of 1.00% Convertible Senior Notes due 2018. Through the first quarter of fiscal year 2019, we had settled an aggregate of $1.49 billion of the Convertible Notes. The Convertible Notes are unsecured, unsubordinated obligations of the Company paying interest in cash semi-annually at a rate of 1.00% per annum and will mature on December 1, 2018 unless previously repurchased or converted. Upon conversion, we pay cash up to the aggregate principal amount and pay or deliver cash, shares of our common stock or a combination thereof, at our election, of our conversion obligation in excess of the aggregate principal amount being converted.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Holders may convert all or any portion of their Convertible Notes at any time prior to August 1, 2018 under certain circumstances. For example, during any fiscal quarter, if the last reported sale price of the common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day, the Convertible Notes become convertible at the holders' option. As this condition has been met, all outstanding Convertible Notes are convertible at the holders’ option through July 29, 2018.
During the first quarter of fiscal year 2019, we paid cash to settle an aggregate of $2 million in principal amount of the Convertible Notes and had $14 million in principal amount outstanding as of April 29, 2018. We also issued 74 thousand shares of our common stock for the excess conversion value and the related loss on early conversions was not significant. Based on the closing price of our common stock of $226.33 on the last trading day of the first quarter of fiscal year 2019, the if-converted value of the remaining outstanding Convertible Notes exceeded their principal amount by approximately $144 million. As of April 29, 2018, the conversion rate was 49.9261 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to an adjusted conversion price of $20.0296 per share of common stock).
Note Hedges
Concurrently with the issuance of the Convertible Notes, we entered into the Note Hedges. The Note Hedges have an adjusted strike price of $20.0296 per share and allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would deliver and/or pay, respectively, to the holders of the Convertible Notes upon conversion. Through April 29, 2018, we had received 56 million shares of our common stock from the exercise of a portion of the Note Hedges related to the settlement of $1.49 billion in principal amount of the Convertible Notes.
Revolving Credit Facility
In fiscal year 2017, we entered into a credit agreement, or the Credit Agreement, under which we may borrow, repay and re-borrow amounts from time to time, up to $575 million, for working capital and other general corporate purposes. The commitments under the Credit Agreement are available for a 5-year period ending on October 7, 2021. The Credit Agreement also permits us to obtain additional revolving loan commitments up to $425 million, subject to certain conditions. As of April 29, 2018, we had not borrowed any amounts and were in compliance with all related covenants under the Credit Agreement.
Commercial Paper
In fiscal year 2018, we established a commercial paper program to support general corporate purposes. Under the program, we can issue up to $575 million in commercial paper. As of April 29, 2018, we had not issued any commercial paper and there was no commercial paper outstanding.
Note 13 - Commitments and Contingencies
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
On February 22, 2018, the Delaware Court stayed the ZiiLabs 1 case pending the resolution of the ITC investigation over the ZiiLabs 2 patents.
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
On February 22, 2018, the Delaware Court stayed the district court action on the ZiiLabs 2 patents pending the resolution of the ITC Investigation over the ZiiLabs 2 patents.
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
On February 28, 2018, NVIDIA and the other respondents answered the ITC complaint and asserted various defenses including non-infringement and invalidity of the four asserted ZiiLabs 2 patents.
Accounting for Loss Contingencies
While there can be no assurance of favorable outcomes, we believe the claims made by the other parties in the above ongoing matters are without merit and we intend to vigorously defend the actions. As of April 29, 2018, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, any possible loss or range of loss in these matters cannot be reasonably estimated at this time. We are engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 14 - Shareholders’ Equity
Capital Return Program
Beginning August 2004, our Board of Directors authorized us to repurchase our stock.
During the first quarter of fiscal year 2019, we repurchased a total of 3 million shares for $655 million and paid $91 million in cash dividends to our shareholders.
Through April 29, 2018, we have repurchased an aggregate of 254 million shares under our share repurchase program for a total cost of $6.16 billion. All shares delivered from these repurchases have been placed into treasury stock. As of April 29, 2018, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $1.16 billion through December 2020.
Preferred Stock
As of April 29, 2018 and January 28, 2018, there were no shares of preferred stock outstanding.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	GPU	Tegra Processor	All Other	Consolidated
	(In millions)
Three Months Ended April 29, 2018
Revenue	$2,765	$442	$—	$3,207
Depreciation and amortization expense	$40	$10	$7	$57
Operating income (loss)	$1,394	$97	$(196)	$1,295

Three Months Ended April 30, 2017
Revenue	$1,562	$332	$43	$1,937
Depreciation and amortization expense	$28	$9	$10	$47
Operating income (loss)	$602	$47	$(95)	$554

	Three Months Ended
	April 29, 2018	April 30, 2017
	(In millions)
Reconciling items included in "All Other" category:
Unallocated revenue	$—	$43
Stock-based compensation expense	(129)	(76)
Unallocated cost of revenue and operating expenses	(63)	(56)
Acquisition-related costs	(2)	(4)
Legal settlement costs	(2)	—
Contributions	—	(2)
Total	$(196)	$(95)
Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on the invoicing address by geographic regions:

	Three Months Ended
	April 29,	April 30,
	2018	2017
	(In millions)
Revenue:
Taiwan	$967	$602
China	754	330
Other Asia Pacific	583	377
United States	434	353
Europe	235	182
Other Americas	234	93
Total revenue	$3,207	$1,937

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Three Months Ended
	April 29,	April 30,
	2018	2017
	(In millions)
Revenue:
Gaming	$1,723	$1,027
Professional Visualization	251	205
Datacenter	701	409
Automotive	145	140
OEM & IP	387	156
Total revenue	$3,207	$1,937
Revenue from significant customers, those representing 10% or more of total revenue, aggregated approximately 20% of our total revenue from two customers for the first quarter of fiscal year 2019, and was attributable primarily to the GPU business. No single customer represented 10% or more of total revenue for the first quarter of fiscal year 2018.
Accounts receivable from significant customers, those representing more than 10% of total accounts receivable, aggregated approximately 18% of our accounts receivable balance from one customer as of April 29, 2018, and approximately 28% of our accounts receivable balance from two customers as of January 28, 2018.
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
NVIDIA, the NVIDIA logo, GeForce, Quadro, Tegra, Tesla, Jetson, NVIDIA DGX, NVIDIA DRIVE, NVIDIA DRIVE Sim, NVIDIA GRID, NVIDIA Holodeck, NVIDIA NVSwitch, NVIDIA RTX, NVIDIA Volta and TensorRT are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and other countries. Other company and product names may be trademarks of the respective companies with which they are associated.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2018 and “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and our Condensed Consolidated Financial Statements and

related Notes thereto, as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q, before deciding to purchase or sell shares of our common stock.
Overview
Our Company and Our Businesses
Starting with a focus on PC graphics, NVIDIA invented the GPU to solve some of the most complex problems in computer science. We have extended our focus in recent years to the revolutionary field of AI. Fueled by the sustained demand for better 3D graphics and the scale of the gaming market, NVIDIA has evolved the GPU into a computer brain at the intersection of virtual reality, high performance computing, or HPC, and artificial intelligence, or AI.
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
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Recent Developments, Future Objectives and Challenges
First Quarter of Fiscal Year 2019 Summary

	Three Months Ended
	April 29, 2018	January 28, 2018	April 30, 2017	Q/Q	Y/Y
	($ in millions, except per share data)
Revenue	$3,207	$2,911	$1,937	10%	66%
Gross margin	64.5%	61.9%	59.4%	260 bps	510 bps
Operating expenses	$773	$728	$596	6%	30%
Income from operations	$1,295	$1,073	$554	21%	134%
Net income	$1,244	$1,118	$507	11%	145%
Net income per diluted share	$1.98	$1.78	$0.79	11%	151%
Revenue for the first quarter of fiscal year 2019 increased 66% year over year and 10% sequentially. All of our market platforms - gaming, professional visualization, datacenter, and automotive - produced year-over-year growth.
GPU business revenue was $2.77 billion, up 77% from a year earlier and up 12% sequentially, led by gaming and datacenter. Gaming revenue was up 68% from a year ago and down 1% sequentially. Gaming GPU growth was fueled by demand from gamers playing eSports, momentum of the Battle Royale genre, and AAA cinematic games. Datacenter revenue was $701 million, up 71% from a year ago and up 16% sequentially, led by strong sales of our Volta architecture, including NVIDIA Tesla V100, new DGX systems, and HPC design wins. Professional visualization revenue was $251 million, up 22% from a year earlier and down 1% sequentially. OEM sales included $289 million related to GPUs for cryptocurrency mining.
Tegra processor business revenue, which includes SOC modules for the Nintendo Switch gaming console, was $442 million, up 33% from a year ago and down 2% sequentially. Also included was Automotive revenue of $145 million, which was up 4% from a year earlier and up 10% sequentially, incorporating infotainment modules, production DRIVE PX platforms, and development agreements with automotive companies.
Revenue from our patent license agreement with Intel concluded in the first quarter of fiscal year 2018.
We adopted the new accounting standard for revenue recognition in the first quarter of fiscal year 2019 using the modified retrospective approach. The impact of adopting the new revenue standard was not significant to our consolidated financial statements in the first quarter.

Gross margin for the first quarter of fiscal year 2019 was 64.5%, increasing from the prior year and the previous quarter due to strong growth in datacenter revenue and the mix within our GeForce gaming GPUs.
Operating expenses for the first quarter of fiscal year 2019 were $773 million, up 30% from a year earlier and up 6% sequentially, reflecting increased headcount and related costs for our growth initiatives - gaming, AI, and autonomous driving.
Income from operations for the first quarter of fiscal year 2019 was $1.29 billion, up 134% from a year earlier and up 21% sequentially. Net income and net income per diluted share for the first quarter of fiscal year 2019 were $1.24 billion and $1.98, respectively, up 145% and 151%, respectively, from a year earlier, fueled by strong revenue growth and improved gross and operating margins.
During the first quarter of fiscal year 2019, we returned to shareholders $655 million in share repurchases and $91 million in cash dividends. For fiscal year 2019, we intend to return $1.25 billion to shareholders through ongoing quarterly cash dividends and share repurchases.
Cash, cash equivalents and marketable securities were $7.30 billion as of April 29, 2018, compared with $7.11 billion at the end of the prior quarter. The sequential increase was primarily related to the increase in operating income, as well as strong collections of outstanding accounts receivable, and partially offset by an increase in share repurchases.
GPU Business
During the first quarter of fiscal year 2019, we announced NVIDIA RTX, a computer graphics technology that produces movie-quality images in real time. We also unveiled advances to our deep learning computing platform - including NVIDIA Tesla V100 GPUs with 32GB memory, NVIDIA NVSwitch GPU interconnect fabric, NVIDIA DGX-2, and TensorRT 4, the latest version of the TensorRT AI inference accelerator software. In addition, we announced GPU acceleration for Kubernetes to facilitate enterprise inference deployment on multi-cloud GPU clusters and the Quadro GV100 GPU with RTX technology, making real-time ray tracing possible on professional design and content creation applications.
Tegra Processor Business
During the first quarter of fiscal year 2019, we introduced the NVIDIA DRIVE Constellation server with DRIVE Sim software, a complete system to safely test drive autonomous vehicles over billions of miles in virtual reality by leveraging NVIDIA GPUs and NVIDIA DRIVE Pegasus.
Financial Information by Business Segment and Geographic Data
Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for disclosure regarding segment information.

Results of Operations
The following table sets forth, for the periods indicated, certain items in our Condensed Consolidated Statements of Income expressed as a percentage of revenue.

	Three Months Ended
	April 29, 2018	April 30, 2017
Revenue	100.0%	100.0%
Cost of revenue	35.5	40.6
Gross profit	64.5	59.4
Operating expenses
Research and development	16.9	21.2
Sales, general and administrative	7.2	9.6
Total operating expenses	24.1	30.8
Income from operations	40.4	28.6
Interest income	0.8	0.8
Interest expense	(0.5)	(0.8)
Other, net	0.2	(0.9)
Total other income (expense)	0.5	(0.9)
Income before income tax	40.9	27.7
Income tax expense	2.1	1.5
Net income	38.8%	26.2%
Revenue
Revenue by Reportable Segments

	Three Months Ended
	April 29, 2018	April 30, 2017	$ Change	% Change
	($ in millions)
GPU	$2,765	$1,562	$1,203	77%
Tegra Processor	442	332	110	33%
All Other	—	43	(43)	(100)%
Total	$3,207	$1,937	$1,270	66%
GPU Business. GPU business revenue increased by 77% for the first quarter of fiscal year 2019 compared to the first quarter of fiscal year 2018. This increase was due primarily to increased revenue from sales of GeForce GPU products for gaming, which increased 70%, reflecting continued strong demand from gamers playing eSports, momentum of the Battle Royale genre, and AAA cinematic games. Datacenter revenue, including Tesla, GRID and DGX, increased 71%, reflecting strong sales of our Volta architecture, including NVIDIA Tesla V100, new DGX systems, and strong demand for HPC. Revenue from Quadro GPUs for professional visualization increased 22% due primarily to higher sales in overall desktop workstation products and mid-range mobile workstation products. Our PC OEM revenue increased by over 320% due primarily to strong demand for GPU products targeted for use in cryptocurrency mining.
Tegra Processor Business. Tegra Processor business revenue increased by 33% for the first quarter of fiscal year 2019 compared to the first quarter of fiscal year 2018. This was driven by an increase of over 85% in revenue from SOC modules for gaming platforms and development services, and an increase of 4% in automotive revenue, primarily from infotainment modules, DRIVE PX platforms and development agreements for self-driving cars.
All Other. Our patent license agreement with Intel concluded in the first quarter of fiscal year 2018.

Concentration of Revenue
Revenue from sales to customers outside of the United States and Other Americas accounted for 79% and 77% of total revenue for the first quarter of fiscal years 2019 and 2018, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.
Revenue from significant customers, those representing 10% or more of total revenue, aggregated approximately 20% of our total revenue from two customers for the first quarter of fiscal year 2019. No single customer represented 10% or more of total revenue for the first quarter of fiscal year 2018.
Gross Margin
Our overall gross margin increased to 64.5% for the first quarter of fiscal year 2019 from 59.4% for the first quarter of fiscal year 2018, primarily due to a favorable mix shift within our GPU segment.
Inventory provision costs totaled $33 million and $3 million for the first quarter of fiscal years 2019 and 2018, respectively. Sales of inventory that was previously written-off or written-down totaled $4 million and $13 million for the first quarter of fiscal years 2019 and 2018, respectively. As a result, the overall net effect on our gross margin from charges for inventory provision costs and sales of items previously written-off or written-down was a 0.9% unfavorable impact for the first quarter of fiscal year 2019 and a 0.6% favorable impact for the first quarter of fiscal year 2018.
A discussion of our gross margin results for each of our reportable segments is as follows:
GPU Business. The gross margin of our GPU business increased during the first quarter of fiscal year 2019 compared to the first quarter of fiscal year 2018, primarily due to strong sales of high-end GeForce gaming GPU products.
Tegra Processor Business. The gross margin of our Tegra Processor business increased during the first quarter of fiscal year 2019 compared to the first quarter of fiscal year 2018. The increase in Tegra margins was primarily due to a favorable mix shift and revenue growth in gaming development platforms.
Operating Expenses

	Three Months Ended
	April 29, 2018	April 30, 2017	$ Change	% Change
	($ in millions)
Research and development expenses	$542	$411	$131	32%
% of net revenue	17%	21%
Sales, general and administrative expenses	231	185	46	25%
% of net revenue	7%	10%
Total operating expenses	$773	$596	$177	30%
Research and Development
Research and development expenses increased by 32% during the first quarter of fiscal year 2019, compared to the first quarter of fiscal year 2018, driven primarily by employee additions and increases in employee compensation and other related costs, including stock-based compensation expense.
Sales, General and Administrative
Sales, general and administrative expenses increased by 25% during the first quarter of fiscal year 2019, compared to the first quarter of fiscal year 2018, driven primarily by employee additions and increases in employee compensation and other related costs, including stock-based compensation expense.
Total Other Income (Expense)
Interest Income and Interest Expense
Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $25 million and $16 million during the first quarter of fiscal years 2019 and 2018, respectively. The increase in interest income was primarily due to higher average cash balances invested in interest bearing securities, as well as higher purchased yields.
Interest expense is primarily comprised of coupon interest and debt discount amortization related to the 2.20% Notes Due 2021 and 3.20% Notes Due 2026 issued in September 2016, and the 1.00% Convertible Notes Due 2018, or the Convertible Notes, issued in December 2013. Interest expense was $15 million and $16 million during the first quarter of fiscal years 2019 and 2018, respectively.
Other, Net
Other, net, consists primarily of realized gains and losses from the sale of marketable securities, sales or impairments of investments in non-affiliated companies, realized and unrealized gains and losses from non-affiliated investments, losses on early debt conversions of the Convertible Notes, and the impact of changes in foreign currency rates. Other, net, was not significant during the first quarter of fiscal year 2019. Other, net, was an expense of $18 million during the first quarter of fiscal year 2018, consisting primarily of $14 million of losses recognized from early conversions of the Convertible Notes.
Income Taxes
We recognized income tax expense of $67 million and $29 million for the first quarter of fiscal years 2019 and 2018, respectively. Income tax expense as a percentage of income before income tax was 5.1% and 5.5% for the first quarter of fiscal years 2019 and 2018, respectively.
The decrease in our effective tax rate in the first quarter of fiscal year 2019 as compared to the same period in the prior fiscal year is primarily due to a decrease in the U.S. statutory tax rate from 35% to 21%, partially offset by a decrease in the impact of tax benefits from stock-based compensation.
Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for further information.
Liquidity and Capital Resources

	April 29, 2018	January 28, 2018
	(In millions)
Cash and cash equivalents	$765	$4,002
Marketable securities	6,535	3,106
Cash, cash equivalents and marketable securities	$7,300	$7,108

	Three Months Ended
	April 29, 2018	April 30, 2017
	(In millions)
Net cash provided by operating activities	$1,445	$282
Net cash provided by (used in) investing activities	$(3,551)	$754
Net cash used in financing activities	$(1,131)	$(813)
As of April 29, 2018, we had $7.30 billion in cash, cash equivalents and marketable securities, an increase of $192 million from the end of fiscal year 2018. Our portfolio of cash equivalents and marketable securities is managed both internally as well as on our behalf by several financial institutions. Our portfolio managers are required to follow our investment policy, which requires the purchase of high grade investment securities, the diversification of asset types, and certain limits on our portfolio duration.
Cash provided by operating activities increased in the first quarter of fiscal year 2019 compared to the first quarter of fiscal year 2018, primarily due to higher net income and changes in working capital.
Cash used in investing activities increased in the first quarter of fiscal year 2019 compared to the first quarter of fiscal year 2018, primarily due to higher purchases of marketable securities and lower sales of marketable securities.
Cash used in financing activities increased in the first quarter of fiscal year 2019 compared to the first quarter of fiscal year 2018, primarily due to share repurchases and higher tax payments related to employee stock plans, partially offset by lower repayments of Convertible Notes.

Liquidity
Our primary sources of liquidity are our cash and cash equivalents, our marketable securities, and the cash generated by our operations. As of April 29, 2018 and January 28, 2018, we had $7.30 billion and $7.11 billion, respectively, in cash, cash equivalents and marketable securities. Our marketable securities consist of debt securities issued by the United States government and its agencies, highly rated corporations and financial institutions, asset-backed issuers, mortgage-backed securities by government-sponsored enterprises, and foreign government entities. These marketable securities are denominated in United States dollars. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information.
As a result of the Tax Cuts and Job Acts that was signed into law in December 2017, substantially all of our cash, cash equivalents and marketable securities held outside of the United States as of April 29, 2018 are available for use in the U.S. without incurring additional U.S. federal income taxes. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information.
Capital Return to Shareholders
During the first quarter of fiscal year 2019, we repurchased a total of 3 million shares for $655 million and paid $91 million in cash dividends to our shareholders.
For fiscal year 2019, we intend to return $1.25 billion to shareholders through ongoing quarterly cash dividends and share repurchases.
Our cash dividend program and the payment of future cash dividends under that program are subject to our Board's continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders. Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for additional information.
Notes Due 2021 and Notes Due 2026
In fiscal year 2017, we issued $1.00 billion of the 2.20% Notes Due 2021 and $1.00 billion of the 3.20% Notes Due 2026, collectively, the Notes. The net proceeds from the Notes were $1.98 billion, after deducting debt discounts and issuance costs.
Convertible Notes
As of April 29, 2018, we had $14 million of Convertible Notes outstanding. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for further discussion.
Revolving Credit Facility
In fiscal year 2017, we entered into a credit agreement, or the Credit Agreement, under which we may borrow, repay and re-borrow amounts from time to time, up to $575 million. The commitments under the Credit Agreement are available for a 5-year period ending on October 7, 2021. The Credit Agreement also permits us to obtain additional revolving loan commitments and/or commitments to issue letters of credit of up to $425 million, subject to certain conditions. As of April 29, 2018, there were no amounts outstanding.
Commercial Paper
In fiscal year 2018, we established a commercial paper program to support general corporate purposes. Under the program, we can issue up to $575 million in commercial paper. As of April 29, 2018, there was no commercial paper outstanding.
Operating Capital and Capital Expenditure Requirements
In the second quarter of fiscal 2019, we intend to begin construction on a 750,000 square foot building on our Santa Clara campus. We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating requirements for at least the next twelve months.
Off-Balance Sheet Arrangements
As of April 29, 2018, we had no material off-balance sheet arrangements as defined by applicable SEC regulations.
Contractual Obligations
There were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2018.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2018 for a description of our contractual obligations.
Adoption of New and Recently Issued Accounting Pronouncements
Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of adoption of new and recently issued accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment and Interest Rate Risk
Financial market risks related to investment and interest rate risk are described in our Annual Report on Form 10-K for the fiscal year ended January 28, 2018. As of April 29, 2018, there have been no material changes to the financial market risks described as of January 28, 2018.
Foreign Exchange Rate Risk
The impact of foreign currency transactions related to foreign exchange rate risk is described in our Annual Report on Form 10-K for the fiscal year ended January 28, 2018. As of April 29, 2018, there have been no material changes to the foreign exchange rate risks described as of January 28, 2018.
Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information.
ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of April 29, 2018, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Part I, Item 1, Note 13 of the Notes to Condensed Consolidated Financial Statements for a discussion of significant developments in our legal proceedings since January 28, 2018. Also refer to Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2018 for a prior discussion of our legal proceedings.
ITEM 1A. RISK FACTORS
Refer to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2018. There have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2018.
Before you buy our common stock, you should know that making such an investment involves some risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2018. Additionally, any one of those risks could harm our business, financial condition and results of operations, which could cause our stock price to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Beginning August 2004, our Board of Directors authorized us to repurchase our stock. In November 2016, the Board authorized an additional $2.00 billion under our repurchase program and extended it through December 2020.
Since the inception of our share repurchase program, we have repurchased an aggregate of 254 million shares under our share repurchase program for a total cost of $6.16 billion through April 29, 2018. All shares delivered from these repurchases have been placed into treasury stock. As of April 29, 2018, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $1.16 billion through December 2020. For fiscal year 2019, we intend to return $1.25 billion to our shareholders through ongoing quarterly cash dividends and share repurchases.
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
The following table presents details of our share repurchase transactions during the first quarter of fiscal year 2019:

Period	Total Number of Shares Purchased (In millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (In millions)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In billions)
January 29, 2018 - February 25, 2018	2	$238.63	2	$1.45
February 26, 2018 - March 25, 2018	1	$236.25	1	$1.16
March 26, 2018 - April 29, 2018	—	$—	—	$1.16
Total	3		3

Transactions Related to our Convertible Notes and Note Hedges
During the first quarter of fiscal year 2019, we issued 74 thousand shares of our common stock upon settlement of $2 million in principal amount of Convertible Notes submitted for conversion. In connection with these conversions, we exercised a portion of our Note Hedges to acquire an equal number of shares of our common stock. The counterparty to the Note Hedges may be deemed an “affiliated purchaser” and may have purchased the shares of our common stock deliverable to us upon this exercise of our option. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the Convertible Notes and the Note Hedges.
Restricted Stock Unit Share Withholding
We also withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our employee equity incentive program. During the first quarter of fiscal year 2019, we withheld approximately 2 million shares at a total cost of $449 million through net share settlements. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plans.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1+	Variable Compensation Plan - Fiscal Year 2019	8-K	000-23985	10.1	3/13/2018
10.2*+
Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement & Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement (2018)

10.3+	Amended and Restated 2007 Equity Incentive Plan	8-K	000-23985	10.1	5/21/2018
10.4+	Amended and Restated 2012 Employee Stock Purchase Plan	8-K	000-23985	10.2	5/21/2018
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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
Date: May 22, 2018

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)