Form 10-Q
period 2018-07-29
NVIDIA CORP
filed 2018-08-16
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.001 par value, outstanding as of August 10, 2018, was 608 million.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED July 29, 2018
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
NVIDIA Twitter Account (https://twitter.com/NVIDIA)
NVIDIA Company Blog (http://blogs.nvidia.com)
NVIDIA Facebook Page (https://www.facebook.com/NVIDIA)
NVIDIA LinkedIn Page (http://www.linkedin.com/company/nvidia)
NVIDIA Instagram Page (https://www.instagram.com/nvidia/)
In addition, investors and others can view NVIDIA videos on YouTube.
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

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2018	2017	2018	2017

Revenue	$3,123	$2,230	$6,330	$4,167
Cost of revenue	1,148	928	2,287	1,715
Gross profit	1,975	1,302	4,043	2,452
Operating expenses
Research and development	581	416	1,124	827
Sales, general and administrative	237	198	467	383
Total operating expenses	818	614	1,591	1,210
Income from operations	1,157	688	2,452	1,242
Interest income	32	15	57	31
Interest expense	(14)	(15)	(29)	(31)
Other, net	5	(4)	11	(21)
Total other income (expense)	23	(4)	39	(21)
Income before income tax	1,180	684	2,491	1,221
Income tax expense	79	101	146	130
Net income	$1,101	$583	$2,345	$1,091

Net income per share:
Basic	$1.81	$0.98	$3.86	$1.83
Diluted	$1.76	$0.92	$3.74	$1.71

Weighted average shares used in per share computation:
Basic	607	597	607	595
Diluted	626	633	627	637

Cash dividends declared and paid per common share	$0.150	$0.140	$0.300	$0.280
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2018	2017	2018	2017

Net income	$1,101	$583	$2,345	$1,091
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Net unrealized gain	6	3	3	5
Reclassification adjustments for net realized gain included in net income	—	—	1	—
Net change in unrealized gain	6	3	4	5
Cash flow hedges:
Net unrealized loss	(4)	(1)	(8)	(2)
Reclassification adjustments for net realized gain (loss) included in net income	(2)	1	(1)	1
Net change in unrealized loss	(6)	—	(9)	(1)
Other comprehensive income (loss), net of tax	—	3	(5)	4
Total comprehensive income	$1,101	$586	$2,340	$1,095
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	July 29,	January 28,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$718	$4,002
Marketable securities	7,225	3,106
Accounts receivable, net	1,662	1,265
Inventories	1,090	796
Prepaid expenses and other current assets	136	86
Total current assets	10,831	9,255
Property and equipment, net	1,162	997
Goodwill	618	618
Intangible assets, net	51	52
Other assets	220	319
Total assets	$12,882	$11,241

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$800	$596
Accrued and other current liabilities	648	542
Convertible short-term debt	14	15
Total current liabilities	1,462	1,153
Long-term debt	1,987	1,985
Other long-term liabilities	638	632
Total liabilities	4,087	3,770
Commitments and contingencies - see Note 13
Shareholders’ equity:
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	5,681	5,351
Treasury stock, at cost	(7,821)	(6,650)
Accumulated other comprehensive loss	(23)	(18)
Retained earnings	10,957	8,787
Total shareholders' equity	8,795	7,471
Total liabilities and shareholders' equity	$12,882	$11,241
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	July 29,	July 30,
	2018	2017
Cash flows from operating activities:
Net income	$2,345	$1,091
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	262	158
Depreciation and amortization	116	96
Deferred income taxes	113	115
Loss on early debt conversions	—	17
Other	(22)	11
Changes in operating assets and liabilities:
Accounts receivable	(386)	(387)
Inventories	(295)	(61)
Prepaid expenses and other assets	(44)	(15)
Accounts payable	172	(63)
Accrued and other current liabilities	96	9
Other long-term liabilities	1	16
Net cash provided by operating activities	2,358	987
Cash flows from investing activities:
Proceeds from maturities of marketable securities	2,957	450
Proceeds from sales of marketable securities	77	726
Purchases of marketable securities	(7,136)	(36)
Purchases of property and equipment and intangible assets	(247)	(108)
Investment in non-affiliates	(7)	(16)
Net cash provided by (used in) investing activities	(4,356)	1,016
Cash flows from financing activities:
Payments related to repurchases of common stock	(655)	(758)
Repayment of Convertible Notes	(2)	(741)
Dividends paid	(182)	(166)
Proceeds related to employee stock plans	69	76
Payments related to tax on restricted stock units	(515)	(190)
Other	(1)	(2)
Net cash used in financing activities	(1,286)	(1,781)
Change in cash and cash equivalents	(3,284)	222
Cash and cash equivalents at beginning of period	4,002	1,766
Cash and cash equivalents at end of period	$718	$1,988

Other non-cash investing activity:
Assets acquired by assuming related liabilities	$52	$32
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
Revenue Recognition
We derive our revenue from product sales, including hardware and systems, license and development arrangements, and software licensing. We determine revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, we satisfy a performance obligation.
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

Our customer programs involve rebates, which are designed to serve as sales incentives to resellers of our products in various target markets, and marketing development funds, or MDFs, which represent monies paid to our partners that are earmarked for market segment development and are designed to support our partners’ activities while also promoting NVIDIA products. We account for customer programs as a reduction to revenue and accrue for potential rebates and MDFs based on the amount we expect to be claimed by customers.
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
Fiscal Year
We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2019 and 2018 are both 52-week years. The second quarters of fiscal years 2019 and 2018 were both 13-week quarters.
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
Recent Accounting Pronouncement Not Yet Adopted
In February 2016 and July 2018, the FASB issued accounting standards updates regarding the accounting for leases by which we will begin recognizing lease assets and liabilities on the balance sheet for lease terms of more than 12 months. The FASB also recently provided a practical expedient transition method to adopt the new lease accounting requirements. We are evaluating the impact of adopting the new lease accounting standards on our consolidated financial statements, systems and processes in conjunction with our review of lease agreements. The updates will be effective for us beginning in the first quarter of fiscal year 2020. We expect the adoption of this accounting guidance to result in an increase in lease assets and a corresponding increase in lease liabilities on our Consolidated Balance Sheets.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2 - New Revenue Accounting Standard
Method and Impact of Adoption
On January 29, 2018, we adopted the new revenue accounting standard using the modified retrospective method and applied it to contracts that were not completed as of that date. Upon adoption, we recognized the cumulative effect of the new standard as a $7 million increase to opening retained earnings, net of tax. Comparative information for prior periods has not been adjusted. The impact of the new standard on our consolidated financial statements for the second quarter and first half of fiscal year 2019 was not significant.
Deferred Revenue and Performance Obligations
Deferred revenue is comprised mainly of customer advances and deferrals related to license and development arrangements and PCS related to software licensing. The following table shows the changes in deferred revenue during the first half of fiscal year 2019:

July 29,
2018
(In millions)
Balance as of January 28, 2018	$68
Adjustment to retained earnings upon adoption of new revenue standard	(5)
Balance as of January 29, 2018	63
Deferred revenue added during the period	194
Revenue recognized during the period	(153)
Balance as of July 29, 2018	$104

Revenue related to remaining performance obligations represents the amount of contracted license and development arrangements and PCS that has not been recognized. As of July 29, 2018, the amount of our remaining performance obligations that have not been recognized as revenue was $235 million, of which we expect to recognize approximately 50% as revenue over the next twelve months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less.

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
Our Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts allocated to inventory, as follows:

	Three Months Ended		Six Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
	(In millions)
Cost of revenue	$8	$4	$16	$8
Research and development	76	44	150	85
Sales, general and administrative	48	33	96	65
Total	$132	$81	$262	$158

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Equity Award Activity
The following is a summary of equity award transactions under our equity incentive plans:

	RSUs, PSUs, and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
	(In millions, except per share data)
Balances, January 28, 2018	22	$66.72
Granted (1) (2)	1	$240.22
Vested restricted stock	(5)	$39.64
Canceled and forfeited	—	$—
Balances, July 29, 2018	18	$84.56

(1)
Includes the number of PSUs granted that will be issued and eligible to vest if the maximum corporate financial performance goal for fiscal year 2019 is achieved. Depending on the actual level of the corporate performance achievement at the end of fiscal year 2019, the PSUs issued could be up to 0.3 million shares.

(2)
Includes the number of market-based PSUs granted that will be issued and eligible to vest if the maximum goal for total shareholder return, or TSR, over the 3-year measurement period is achieved. Depending on the ranking of our TSR compared to those of the companies comprising the Standard & Poor’s 500 Index during that period, the market-based PSUs issued could be up to 45 thousand shares.

Of the total fair value of equity awards granted during the second quarter and first half of fiscal year 2019, we estimated that the stock-based compensation expense related to equity awards that are not expected to vest was $12 million and $31 million, respectively. Of the total fair value of equity awards granted during the second quarter and first half of fiscal year 2018, we estimated that the stock-based compensation expense related to equity awards that are not expected to vest was $10 million and $39 million, respectively.
The following summarizes the aggregate unearned stock-based compensation expense and estimated weighted average amortization period as of July 29, 2018 and January 28, 2018:

	July 29,	January 28,
	2018	2018
	(In millions)
Aggregate unearned stock-based compensation expense	$1,048	$1,091

Estimated weighted average remaining amortization period	(In years)
RSUs, PSUs, and market-based PSUs	2.1	2.3
ESPP	0.9	0.7

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4 – Net Income Per Share
The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2018	2017	2018	2017
	(In millions, except per share data)
Numerator:
Net income	$1,101	$583	$2,345	$1,091
Denominator:
Basic weighted average shares	607	597	607	595
Dilutive impact of outstanding securities:
Equity awards	18	26	19	26
1.00% Convertible Senior Notes	1	4	1	9
Warrants issued with the 1.00% Convertible Senior Notes	—	6	—	7
Diluted weighted average shares	626	633	627	637
Net income per share:
Basic (1)	$1.81	$0.98	$3.86	$1.83
Diluted (2)	$1.76	$0.92	$3.74	$1.71
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	—	—	1	1

(1)	Calculated as net income divided by basic weighted average shares.

(2)	Calculated as net income divided by diluted weighted average shares.
The 1.00% Convertible Senior Notes Due 2018, or the Convertible Notes, are included in the calculation of diluted net income per share. The Convertible Notes have a dilutive impact on net income per share if our average stock price for the reporting period exceeds the adjusted conversion price of $20.02 per share. The warrants associated with our Convertible Notes, or the Warrants, outstanding are also included in the calculation of diluted net income per share. As of July 29, 2018, there were no warrants outstanding.
Refer to Note 12 of these Notes to Condensed Consolidated Financial Statements for additional discussion regarding the Convertible Notes and Note Hedges.
Note 5 – Income Taxes
We recognized income tax expense of $79 million and $146 million for the second quarter and first half of fiscal year 2019, respectively, and $101 million and $130 million for the second quarter and first half of fiscal year 2018, respectively. Income tax expense as a percentage of income before income tax for the second quarter and first half of fiscal year 2019 was 6.7% and 5.9%, respectively, and 14.8% and 10.7% for the second quarter and first half of fiscal year 2018, respectively.
The decrease in our effective tax rate for the second quarter and first half of fiscal year 2019 as compared to the same periods in the prior fiscal year was primarily due to a decrease in the U.S. statutory tax rate from 35% to 21% as a result of U.S. tax reform, partially offset by a decrease in the impact of tax benefits from stock-based compensation.
Our effective tax rates for the first half of fiscal years 2019 and 2018 of 5.9% and 10.7%, respectively, were lower than the U.S. federal statutory rates of 21% and 33.9%, for fiscal years 2019 and 2018, respectively, due to higher income earned in jurisdictions that are subject to taxes lower than the U.S. federal statutory tax rate, tax benefits related to stock-based compensation, and the benefit of the U.S. federal research tax credit.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In December 2017, the SEC issued guidance that allows companies to record provisional amounts for the tax effects of the Tax Cuts and Job Acts, or TCJA, during a measurement period not to exceed one year. The TCJA was effective in the fourth quarter of fiscal year 2018 and we have recorded provisional amounts based on reasonable estimates for those tax effects. For the second quarter of fiscal year 2019, we have not recorded any adjustments to our provisional amounts. We will continue our analysis of these provisional amounts, which are still subject to change during the measurement period based on further guidance on accounting interpretations from the FASB and application of the law from the U.S. Department of Treasury, including proposed regulations relating to the one-time transition tax issued on August 1, 2018.
The TCJA subjects a U.S. corporation to tax on its global intangible low-taxed income, or GILTI. Under U.S. GAAP, we can make an accounting policy election to either treat taxes due on the GILTI as a current period expense or factor such amounts into our measurement of deferred taxes. Given the complexity of the GILTI provisions, we are still evaluating its effects and have not yet determined our accounting policy. We expect to complete our analysis within the measurement period. For the second quarter of fiscal year 2019, because we are still evaluating the effects of the GILTI provisions, we have included tax expense related to GILTI for current-year operations in our estimated annual effective tax rate and have not provided for GILTI on deferred items.
For the first half of fiscal year 2019, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions. Additionally, there have been no material changes to our unrecognized tax benefits and any related interest or penalties since the fiscal year ended January 28, 2018.
While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon review, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of July 29, 2018, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.
On August 1, 2018, the Internal Revenue Service and the Department of the Treasury issued proposed regulations relating to the one-time transition tax provision of the TCJA. Any required adjustment must be recorded during the measurement period as determined in accordance with the SEC guidance. While we are currently evaluating the potential impact of the regulations, we expect to record a discrete tax benefit in the third quarter of fiscal year 2019 related to our provisional U.S. tax reform transition tax amount.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6 - Marketable Securities
Our cash equivalents and marketable securities are classified as “available-for-sale” debt securities.
The following is a summary of cash equivalents and marketable securities as of July 29, 2018 and January 28, 2018:

	July 29, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities
	(In millions)
Corporate debt securities	$2,491	$1	$(8)	$2,484	$—	$2,484
Debt securities issued by the United States Treasury	2,412	—	(2)	2,410	—	2,410
Debt securities of United States government agencies	1,993	—	(6)	1,987	—	1,987
Money market funds	483	—	—	483	483	—
Asset-backed securities	206	—	(2)	204	—	204
Mortgage-backed securities issued by United States government-sponsored enterprises	107	2	(1)	108	—	108
Foreign government bonds	32	—	—	32	—	32
Total	$7,724	$3	$(19)	$7,708	$483	$7,225

	January 28, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities
	(In millions)
Money market funds	$3,789	$—	$—	$3,789	$3,789	$—
Corporate debt securities	1,304	—	(9)	1,295	—	1,295
Debt securities of United States government agencies	822	—	(7)	815	—	815
Debt securities issued by the United States Treasury	577	—	(4)	573	—	573
Asset-backed securities	254	—	(2)	252	—	252
Mortgage-backed securities issued by United States government-sponsored enterprises	128	2	—	130	—	130
Foreign government bonds	42	—	(1)	41	—	41
Total	$6,916	$2	$(23)	$6,895	$3,789	$3,106
The following table provides the breakdown of unrealized losses as of July 29, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities issued by United States government agencies	$925	$(1)	$559	$(5)	$1,484	$(6)
Debt securities issued by the United States Treasury	754	—	410	(2)	1,164	(2)
Corporate debt securities	310	(1)	742	(7)	1,052	(8)
Asset-backed securities	49	(1)	155	(1)	204	(2)
Mortgage-backed securities issued by United States government-sponsored enterprises	15	—	31	(1)	46	(1)
Foreign government bonds	—	—	31	—	31	—
	$2,053	$(3)	$1,928	$(16)	$3,981	$(19)
The gross unrealized losses related to fixed income securities were primarily due to changes in interest rates, which we believe are temporary in nature. We have the intent and ability to hold our investments until maturity. For the second quarter and first half of fiscal years 2019 and 2018, there were no other-than-temporary impairment losses and net realized gains were not significant.
The amortized cost and estimated fair value of cash equivalents and marketable securities as of July 29, 2018 and January 28, 2018 are shown below by contractual maturity.

	July 29, 2018		January 28, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Less than 1 year	$5,991	$5,981	$5,381	$5,375
Due in 1 - 5 years	1,705	1,699	1,500	1,485
Mortgage-backed securities issued by United States government-sponsored enterprises not due at a single maturity date	28	28	35	35
Total	$7,724	$7,708	$6,916	$6,895
Note 7 – Fair Value of Financial Assets and Liabilities
The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. We review fair value hierarchy classification on a quarterly basis. There were no significant transfers between Levels 1 and 2 financial assets and liabilities for the second quarter of fiscal year 2019. Level 3 financial assets and liabilities are based on unobservable inputs to the valuation methodology and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

		Fair Value at
	Pricing Category	July 29, 2018	January 28, 2018
		(In millions)
Assets
Cash equivalents and marketable securities:
Corporate debt securities	Level 2	$2,484	$1,295
Debt securities issued by the United States Treasury	Level 2	$2,410	$573
Debt securities of United States government agencies	Level 2	$1,987	$815
Money market funds	Level 1	$483	$3,789
Asset-backed securities	Level 2	$204	$252
Mortgage-backed securities issued by United States government-sponsored enterprises	Level 2	$108	$130
Foreign government bonds	Level 2	$32	$41

Liabilities
Current liability:
1.00% Convertible Senior Notes (1)	Level 2	$175	$189
Other noncurrent liabilities:
2.20% Notes Due 2021 (1)	Level 2	$970	$982
3.20% Notes Due 2026 (1)	Level 2	$970	$986

(1)
These liabilities are carried on our Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount and issuance costs, and are not marked to fair value each period. Refer to Note 12 of these Notes to Condensed Consolidated Financial Statements for additional information.

Note 8 - Amortizable Intangible Assets
The components of our amortizable intangible assets are as follows:

	July 29, 2018			January 28, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)			(In millions)
Acquisition-related intangible assets	$195	$(184)	$11	$195	$(180)	$15
Patents and licensed technology	485	(445)	40	469	(432)	37
Total intangible assets	$680	$(629)	$51	$664	$(612)	$52
The increase in gross carrying amount of intangible assets is due to purchases of licensed technology during the first half of fiscal year 2019. Amortization expense associated with intangible assets was $6 million and $17 million for the second quarter and first half of fiscal year 2019, respectively, and $14 million and $29 million for the second quarter and first half of fiscal year 2018, respectively. Future amortization expense related to the net carrying amount of intangible assets as of July 29, 2018 is estimated to be $12 million for the remainder of fiscal year 2019, $20 million in fiscal year 2020, $11 million in fiscal year 2021, $4 million in fiscal year 2022, $3 million in fiscal year 2023, and $1 million in fiscal 2024.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - Balance Sheet Components
Certain balance sheet components are as follows:

	July 29,	January 28,
	2018	2018
Inventories:	(In millions)
Raw materials	$421	$227
Work in-process	266	192
Finished goods	403	377
Total inventories	$1,090	$796
As of July 29, 2018, we had outstanding inventory purchase obligations totaling $1.91 billion.

	July 29,	January 28,
	2018	2018
Accrued and Other Current Liabilities:	(In millions)
Customer program accruals	$248	$181
Accrued payroll and related expenses	170	172
Deferred revenue (1)	77	53
Taxes payable	39	33
Coupon interest on debt obligations	20	20
Accrued royalties	19	17
Warranty accrual (2)	16	15
Professional service fees	15	15
Other	44	36
Total accrued and other current liabilities	$648	$542

(1)	Deferred revenue primarily includes customer advances and deferrals related to license and development arrangements and PCS.

(2)	Refer to Note 11 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding warranties.

	July 29,	January 28,
	2018	2018
Other Long-Term Liabilities:	(In millions)
Income tax payable (1)	$544	$559
Deferred revenue (2)	27	15
Deferred income tax liability	21	18
Employee benefits liability	18	12
Deferred rent	14	9
Other	14	19
Total other long-term liabilities	$638	$632

(1)
As of July 29, 2018, represents the long-term portion of the one-time transition tax payable of $337 million, as well as unrecognized tax benefits of $191 million and related interest and penalties of $16 million.

(2)	Deferred revenue primarily includes deferrals related to license and development arrangements and PCS.
Note 10 - Derivative Financial Instruments
We enter into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. We designate these contracts as cash flow hedges and assess the effectiveness of the hedge relationships on a spot to spot basis. Gains or losses on the contracts are recorded in accumulated other comprehensive

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

income or loss and reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur. The fair value of the contracts was not significant as of July 29, 2018 and January 28, 2018.
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
The table below presents the notional value of our foreign currency forward contracts outstanding as of July 29, 2018 and January 28, 2018:

	July 29, 2018	January 28, 2018
	(In millions)
Designated as cash flow hedges	$396	$104
Not designated for hedge accounting	$92	$94
As of July 29, 2018, all designated foreign currency forward contracts mature within eighteen months. The expected realized gains and losses deferred into accumulated other comprehensive income (loss) related to foreign currency forward contracts within the next twelve months was not significant.
During the second quarter and first half of fiscal years 2019 and 2018, the impact of derivative financial instruments designated for hedge accounting treatment on other comprehensive income or loss was not significant and all such instruments were determined to be highly effective. Therefore, there were no gains or losses associated with ineffectiveness.
Note 11 - Guarantees
U.S. GAAP requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee.
Accrual for Product Warranty Liabilities
We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. Cost of revenue includes the estimated cost of product warranties. Under limited circumstances, we may offer an extended limited warranty to customers for certain products. Additionally, we accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. The estimated product returns and estimated product warranty liabilities was $16 million and $15 million as of July 29, 2018 and January 28, 2018, respectively.

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
The carrying value of the Notes and the associated interest rates were as follows:

	Expected Remaining Term (years)	Effective Interest Rate	July 29, 2018	January 28, 2018
			(In millions)
2.20% Notes Due 2021	3.1	2.38%	$1,000	$1,000
3.20% Notes Due 2026	8.1	3.31%	1,000	1,000
Unamortized debt discount and issuance costs			(13)	(15)
Net carrying amount			$1,987	$1,985
Convertible Debt
1.00% Convertible Senior Notes Due 2018
In fiscal year 2014, we issued $1.50 billion of 1.00% Convertible Senior Notes due 2018. Through the second quarter of fiscal year 2019, we had settled an aggregate of $1.49 billion of the Convertible Notes. The Convertible Notes will mature on December 1, 2018 and we had $14 million in principal amount outstanding as of July 29, 2018. Effective August 1, 2018, holders may convert all or any portion of their Convertible Notes before the close of business on the second scheduled trading day immediately preceding the maturity date of December 1, 2018 regardless of conversion conditions.
During the second quarter of fiscal year 2019, we paid cash to settle an insignificant amount of the Convertible Notes. Subsequently, we received additional conversion notices for an aggregate of $11 million in principal amount of the Convertible Notes which are expected to be settled in the third quarter of fiscal year 2019. During the second quarter of fiscal year 2019, we also issued one thousand shares of our common stock for the excess conversion value and the related loss on early conversions was not significant. Based on the closing price of our common stock of $252.02 on the last trading day of the second quarter of fiscal year 2019, the if-converted value of the remaining outstanding Convertible Notes exceeded their principal amount by approximately $162 million. As of July 29, 2018, the conversion rate was 49.94 shares of common stock per $1,000 principal amount of the Convertible Notes.
Note Hedges
Concurrently with the issuance of the Convertible Notes, we entered into the Note Hedges. The Note Hedges have an adjusted strike price of $20.02 per share and allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would deliver and/or pay, respectively, to the holders of the Convertible Notes upon conversion. Through July 29, 2018, we had received 56 million shares of our common stock from the exercise of a portion of the Note Hedges related to the settlement of $1.49 billion in principal amount of the Convertible Notes.
Revolving Credit Facility
We have a Credit Agreement under which we may borrow up to $575 million for general corporate purposes and can obtain revolving loan commitments up to $425 million. As of July 29, 2018, we had not borrowed any amounts under this agreement.
Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of July 29, 2018, we had not issued any commercial paper.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 13 - Commitments and Contingencies
Litigation
Polaris Innovations Limited
On May 16, 2016, Polaris Innovations Limited, or Polaris, a non-practicing entity and wholly-owned subsidiary of Quarterhill Inc. (formerly WiLAN Inc.), filed a complaint against NVIDIA for patent infringement in the United States District Court for the Western District of Texas. Polaris alleges that NVIDIA has infringed and is continuing to infringe six U.S. patents relating to the control of dynamic random-access memory, or DRAM. The complaint seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, and costs against NVIDIA. On September 14, 2016, NVIDIA answered the Polaris Complaint and asserted various defenses including non-infringement and invalidity of the six Polaris patents.
On December 5, 2016, the Texas Court granted NVIDIA’s motion to transfer and ordered the case transferred to the Northern District of California.
Between December 7, 2016 and July 25, 2017, NVIDIA filed multiple petitions for inter partes review, or IPR, at the United States Patent and Trademark Office, or USPTO, challenging the validity of each of the patents asserted by Polaris in the U.S. litigation. The USPTO instituted IPRs for four U.S. patents and declined to institute IPRs on two U.S. patents. The USPTO issued a Final Written Decision on the IPR relating to one of the patents on June 19, 2018, finding claims 1-23 and 28 unpatentable but that claims 24-27 were not proved unpatentable.
On June 15, 2017, the California Court granted NVIDIA’s motion to stay the district court litigation pending resolution of the petitions for IPR. The California Court has not set a trial date.
On December 30, 2016, Polaris filed a complaint against NVIDIA for patent infringement in the Regional Court of Düsseldorf, Germany. Polaris alleges that NVIDIA has infringed and is continuing to infringe three patents relating to control of DRAM. On July 14, 2017, NVIDIA filed defenses to the infringement allegations including non-infringement with respect to each of the three asserted patents.
An oral hearing is scheduled for February 21, 2019.
Between March 31, 2017 and June 12, 2017, NVIDIA filed nullity actions with the German Patent Court challenging the validity of each of the patents asserted by Polaris in the German litigation.
ZiiLabs 1 Patents Lawsuit
On October 2, 2017, ZiiLabs Inc., Ltd., or ZiiLabs, a non-practicing entity, filed a complaint in the United States District Court for the District of Delaware alleging that NVIDIA has infringed and is continuing to infringe four U.S. patents relating to GPUs, or the ZiiLabs 1 Patents. ZiiLabs is a Bermuda corporation and a wholly-owned subsidiary of Creative Technology Asia Limited, a Hong Kong company which is itself is a wholly-owned subsidiary of Creative Technology Ltd., a publicly traded Singapore company. The complaint seeks unspecified monetary damages, enhanced damages, interest, costs, and fees against NVIDIA and an injunction against further direct or direct infringement of the ZiiLabs 1 Patents. On November 27, 2017, NVIDIA answered the ZiiLabs complaint and asserted various defenses including non-infringement and invalidity of the ZiiLabs 1 Patents.
On January 10, 2018, ZiiLabs filed a first amended complaint asserting infringement of a fifth U.S. patent.
On February 22, 2018, the Delaware Court stayed the ZiiLabs 1 case pending the resolution of the ITC investigation over the ZiiLabs 2 patents.
ZiiLabs 2 Patents Lawsuits
On December 27, 2017, ZiiLabs filed a second complaint in the United States District Court for the District of Delaware alleging that NVIDIA has infringed four additional U.S. patents, or the ZiiLabs 2 Patents. The second complaint also seeks unspecified monetary damages, enhanced damages, interest, costs, and fees against NVIDIA and an injunction against further direct or direct infringement of the ZiiLabs 2 Patents.
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
On May 10, 2018, the Administrative Law Judge presiding over the investigation issued an Initial Determination terminating the investigation with respect to one of the patents. On July 17, 2018, the USITC affirmed this decision on modified grounds.
Accounting for Loss Contingencies
While there can be no assurance of favorable outcomes, we believe the claims made by the other parties in the above ongoing matters are without merit and we intend to vigorously defend the actions. As of July 29, 2018, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, any possible loss or range of loss in these matters cannot be reasonably estimated at this time. We are engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.
Note 14 - Shareholders’ Equity
Capital Return Program
Beginning August 2004, our Board of Directors authorized us to repurchase our stock.
During the first half of fiscal year 2019, we repurchased a total of 3 million shares for $655 million. During the second quarter and first half of fiscal year 2019, we also paid $91 million and $182 million, respectively, in cash dividends to our shareholders.
Through July 29, 2018, we have repurchased an aggregate of 254 million shares under our share repurchase program for a total cost of $6.16 billion. All shares delivered from these repurchases have been placed into treasury stock. As of July 29, 2018, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $1.16 billion through December 2020.
Preferred Stock
As of July 29, 2018 and January 28, 2018, there were no shares of preferred stock outstanding.
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
We report our business in two primary reportable segments - the GPU business and the Tegra Processor business - based on a single underlying architecture.
While our GPU and CUDA architecture is unified, our GPU product brands are aimed at specialized markets including GeForce for gamers; Quadro for designers; Tesla and DGX for artificial intelligence, or AI, data scientists and big data researchers; and GRID for cloud-based visual computing users. Our Tegra brand integrates an entire computer onto a single chip, and incorporates GPUs and multi-core CPUs to drive supercomputing for autonomous robots, drones, and cars, as well as for consoles and mobile gaming and entertainment devices.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Under the single unifying architecture for our GPU and Tegra Processors, we leverage our visual computing expertise by charging the operating expenses of certain core engineering functions to the GPU business, while charging the Tegra Processor business for the incremental cost of the teams working directly for that business. In instances where the operating expenses of certain functions benefit both reportable segments, our CODM assigns 100% of those expenses to the reportable segment that benefits the most.
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

	GPU	Tegra Processor	All Other	Consolidated
	(In millions)
Three Months Ended July 29, 2018
Revenue	$2,656	$467	$—	$3,123
Depreciation and amortization expense	$43	$12	$3	$58
Operating income (loss)	$1,259	$97	$(199)	$1,157

Three Months Ended July 30, 2017
Revenue	$1,897	$333	$—	$2,230
Depreciation and amortization expense	$29	$9	$11	$49
Operating income (loss)	$761	$71	$(144)	$688

Six Months Ended July 29, 2018
Revenue	$5,421	$909	$—	$6,330
Depreciation and amortization expense	$83	$22	$11	$116
Operating income (loss)	$2,653	$194	$(395)	$2,452

Six Months Ended July 30, 2017
Revenue	$3,459	$665	$43	$4,167
Depreciation and amortization expense	$57	$18	$21	$96
Operating income (loss)	$1,363	$118	$(239)	$1,242

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
	(In millions)
Reconciling items included in "All Other" category:
Unallocated revenue	$—	$—	$—	$43
Stock-based compensation expense	(132)	(81)	(262)	(158)
Unallocated cost of revenue and operating expenses	(65)	(59)	(129)	(114)
Acquisition-related costs	(2)	(4)	(4)	(8)
Contributions	—	—	—	(2)
Total	$(199)	$(144)	$(395)	$(239)
Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on the invoicing address by geographic regions:

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2018	2017	2018	2017
	(In millions)
Revenue:
Taiwan	$843	$674	$1,810	$1,277
China	760	481	1,514	810
Other Asia Pacific	676	420	1,259	797
United States	413	278	847	631
Europe	234	178	469	360
Other Americas	197	199	431	292
Total revenue	$3,123	$2,230	$6,330	$4,167
The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2018	2017	2018	2017
	(In millions)
Revenue:
Gaming	$1,805	$1,186	$3,528	$2,213
Professional Visualization	281	235	532	440
Datacenter	760	416	1,461	825
Automotive	161	142	306	282
OEM & IP	116	251	503	407
Total revenue	$3,123	$2,230	$6,330	$4,167
No customer represented 10% or more of total revenue for the second quarter and first half of fiscal years 2019 and 2018.
Accounts receivable from significant customers, those representing more than 10% of total accounts receivable, aggregated approximately 26% of our accounts receivable balance from two customers as of July 29, 2018, and approximately 28% of our accounts receivable balance from two customers as of January 28, 2018.

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
NVIDIA, the NVIDIA logo, GeForce, Quadro, Tegra, Tesla, Turing, Jetson, G-SYNC, Jetson, NVIDIA DGX, NVIDIA DRIVE, NVIDIA DRIVE Constellation, NVIDIA DRIVE Sim, NVIDIA GRID, NVIDIA HGX, NVIDIA Holodeck, NVIDIA Isaac NVIDIA NVSwitch, NVIDIA RTX, NVSwitch, Pascal, TensorRT and Xavier are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and other countries. Other company and product names may be trademarks of the respective companies with which they are associated.
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
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

Recent Developments, Future Objectives and Challenges
Second Quarter of Fiscal Year 2019 Summary

	Three Months Ended
	July 29, 2018	April 29, 2018	July 30, 2017	Quarter-over-Quarter Change	Year-over-Year Change
	($ in millions, except per share data)
Revenue	$3,123	$3,207	$2,230	(3)%	40%
Gross margin	63.3%	64.5%	58.4%	(120) bps	490 bps
Operating expenses	$818	$773	$614	6%	33%
Income from operations	$1,157	$1,295	$688	(11)%	68%
Net income	$1,101	$1,244	$583	(11)%	89%
Net income per diluted share	$1.76	$1.98	$0.92	(11)%	91%
Revenue for the second quarter of fiscal year 2019 increased 40% year over year and decreased 3% sequentially. Each of our market platforms - gaming, professional visualization, datacenter, and automotive - produced sequential and year-over-year growth.
GPU business revenue was $2.66 billion, up 40% from a year earlier and down 4% sequentially, led by gaming, professional visualization, and datacenter, offsetting a substantial decline in cryptocurrency GPUs. Gaming revenue was $1.80 billion, up 52% from a year ago and up 5% sequentially. Gaming GPU growth was fueled by Pascal-based GPUs for desktops and by high-performance notebooks based on our Max-Q technology. Professional visualization revenue was $281 million, up 20% from a year earlier and up 12% sequentially. Datacenter revenue was $760 million, up 83% from a year ago and up 8% sequentially, led by strong sales of our Volta architecture products, including NVIDIA Tesla V100 and DGX systems. OEM and IP revenue was $116 million, down 54% from a year ago and down 70% sequentially, driven by lower demand for GPUs for cryptocurrency mining. Cryptocurrency-related revenue included in OEM was $18 million, and we expect it to be negligible going forward.
Tegra Processor business revenue - which includes Automotive, SOC modules for the Nintendo Switch gaming console, and other embedded Tegra platforms - was $467 million, up 40% from a year ago and up 6% sequentially. Automotive revenue of $161 million was up 13% from a year earlier and up 11% sequentially, incorporating infotainment modules, production DRIVE PX platforms, and development agreements with automotive companies.
Gross margin for the second quarter of fiscal year 2019 was 63.3%. Gross margin is normalizing to our core business and includes only minor benefits from cryptocurrency mining demand.
Operating expenses for the second quarter of fiscal year 2019 were $818 million, up 33% from a year earlier and up 6% sequentially, reflecting increased headcount and related costs for our growth initiatives - gaming, AI, and autonomous driving.
Income from operations for the second quarter of fiscal year 2019 was $1.16 billion, up 68% from a year earlier and down 11% sequentially. Net income and net income per diluted share for the second quarter of fiscal year 2019 were $1.10 billion and $1.76, respectively, up 89% and 91%, respectively, from a year earlier, fueled by strong revenue growth and improved gross and operating margins.
During the first half of fiscal year 2019, we returned $837 million to shareholders through a combination of $655 million in share repurchases and $182 million in cash dividends. For fiscal year 2019, we intend to return $1.25 billion to shareholders through ongoing quarterly cash dividends and share repurchases.
Cash, cash equivalents and marketable securities were $7.94 billion as of July 29, 2018, compared with $7.30 billion at the end of the prior quarter. The sequential increase was primarily related to second quarter operating income, partially offset by changes in working capital.
GPU Business
During the second quarter of fiscal year 2019, we marked the launch of the Summit supercomputer at Oak Ridge National Laboratory, powered by NVIDIA Volta Tensor Core GPUs; introduced NVIDIA HGX-2, a unified computing platform for both AI and high performance computing; announced that five of the world’s seven fastest supercomputers are powered by

NVIDIA GPUs; introduced the NVIDIA HGX-2 platform for both AI and HPC; and launched AIRI Mini with Pure Storage and ONTAP AI with NetApp for implementing and scaling deep learning. We also announced a number of Max-Q GeForce gaming notebook designs offered by major OEMs, enabling high-end performance for thin and light notebooks; disclosed that next-generation NVIDIA G-SYNC HDR displays are being shipped, enabling stutter-free gaming; and announced NVIDIA’s role in VirtualLink, a consortium establishing an industry standard to enable next-gen VR headsets to connect with PCs using a single, high-bandwidth USB Type-C connector. In August 2018, we unveiled our first Turing-based GPUs -- NVIDIA Quadro RTX 8000, RTX 6000 and RTX 5000 -- which we believe will revolutionize the work of millions of designers and artists; and introduced the NVIDIA RTX Server, a ray-tracing global illumination rendering server for render farms.
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
Tegra Processor Business
During the second quarter of fiscal year 2019, we announced that Daimler and Bosch have selected NVIDIA’s DRIVE platform to bring automated and driverless vehicles to city streets, with pilot testing set to begin next year in Silicon Valley.
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

	Three Months Ended		Six Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	36.7	41.6	36.1	41.2
Gross profit	63.3	58.4	63.9	58.8
Operating expenses
Research and development	18.6	18.7	17.8	19.8
Sales, general and administrative	7.7	8.9	7.4	9.2
Total operating expenses	26.3	27.6	25.2	29.0
Income from operations	37.0	30.9	38.7	29.8
Interest income	1.0	0.7	0.9	0.7
Interest expense	(0.4)	(0.7)	(0.5)	(0.7)
Other, net	0.2	(0.2)	0.2	(0.5)
Total other income (expense)	0.8	(0.2)	0.6	(0.5)
Income before income tax	37.8	30.7	39.3	29.3
Income tax expense	2.5	4.5	2.3	3.1
Net income	35.3%	26.2%	37.0%	26.2%

Revenue
Revenue by Reportable Segments

	Three Months Ended				Six Months Ended
	July 29, 2018	July 30, 2017	$ Change	% Change	July 29, 2018	July 30, 2017	$ Change	% Change
	($ in millions)
GPU	$2,656	$1,897	$759	40%	$5,421	$3,459	$1,962	57%
Tegra Processor	467	333	134	40%	909	665	244	37%
All Other	—	—	—	—%	—	43	(43)	(100)%
Total	$3,123	$2,230	$893	40%	$6,330	$4,167	$2,163	52%
GPU Business. GPU business revenue increased by 40% for the second quarter of fiscal year 2019 compared to the second quarter of fiscal year 2018. This increase was due primarily to 50% growth in sales of GeForce GPU products for gaming, driven by Pascal-based GPUs for desktops and by high-performance notebooks based on our Max-Q technology. Datacenter revenue, including Tesla, GRID and DGX, increased 83%, reflecting strong sales of our Volta architecture products, including NVIDIA Tesla V100 and DGX systems. Revenue from Quadro GPUs for professional visualization increased 20% due primarily to higher sales across desktop and mobile workstation products. Our PC OEM revenue decreased by almost 60% driven by lower demand for GPU products targeted for use in cryptocurrency mining.
GPU business revenue increased by 57% for the first half of fiscal year 2019 compared to the first half of fiscal year 2018. This increase was due primarily to almost 60% growth in sales of GeForce GPU products for gaming, driven by Pascal-based GPUs for desktops and by high-performance notebooks based on our Max-Q technology. Datacenter revenue, including Tesla, GRID and DGX, increased 77%, reflecting strong sales of our Volta architecture, including NVIDIA Tesla V100 and DGX systems. Revenue from Quadro GPUs for professional visualization increased 21% due primarily to higher sales across desktop and mobile workstation products. Our PC OEM revenue increased by almost 50% due primarily to sales of GPU products targeted for use in cryptocurrency mining in the first quarter of fiscal year 2019.
Tegra Processor Business. Tegra Processor business revenue increased by 40% for the second quarter of fiscal year 2019 compared to the second quarter of fiscal year 2018. This was driven by an increase of over 75% in revenue from SOC modules for gaming platforms and development services, and an increase of 13% in automotive revenue, primarily from DRIVE PX platforms and development agreements with automotive companies, as well as from infotainment modules.
Tegra Processor business revenue increased by 37% for the first half of fiscal year 2019 compared to the first half of fiscal year 2018. This was driven by an increase of over 80% in revenue from SOC modules for gaming platforms and development services, and an increase of 9% in automotive revenue, primarily from DRIVE PX platforms and development agreements with automotive companies, as well as from infotainment modules.
All Other. Our patent license agreement with Intel concluded in the first quarter of fiscal year 2018.
Concentration of Revenue
Revenue from sales to customers outside of the United States and Other Americas accounted for 80% of total revenue for both the second quarter and first half of fiscal year 2019. Revenue from sales to customers outside of the United States and Other Americas accounted for 79% and 78% of total revenue for the second quarter and first half of fiscal year 2018, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.
No customer represented 10% or more of total revenue for the second quarter and first half of fiscal years 2019 and 2018.
Gross Margin
Our overall gross margin increased to 63.3% and 63.9% for the second quarter and first half of fiscal year 2019, respectively, primarily due to a favorable mix shift within our GPU segment.
Inventory provisions totaled $21 million and $13 million for the second quarter of fiscal years 2019 and 2018, respectively. Sales of inventory that was previously written-off or written-down totaled $12 million and $9 million for the second quarter of fiscal years 2019 and 2018, respectively. As a result, the overall net effect on our gross margin was an unfavorable impact of 0.3% and 0.2% for the second quarter of fiscal years 2019 and 2018, respectively.

Inventory provisions totaled $54 million and $16 million for the first half of fiscal years 2019 and 2018, respectively. Sales of inventory that was previously written-off or written-down totaled $16 million and $22 million for the first half of fiscal years 2019 and 2018, respectively. As a result, the overall net effect on our gross margin was an unfavorable impact of 0.6% for the first half of fiscal year 2019 and a favorable impact of 0.2% for the first half of fiscal year 2018.
A discussion of our gross margin results for each of our reportable segments is as follows:
GPU Business. The gross margin of our GPU business increased during the second quarter and first half of fiscal year 2019 compared to the second quarter and first half of fiscal year 2018, primarily due to strong sales of high-end GeForce gaming GPUs and revenue growth in Datacenter.
Tegra Processor Business. The gross margin of our Tegra Processor business was flat during the second quarter of fiscal year 2019 compared to the second quarter of fiscal year 2018. Gross margin of our Tegra Processor business increased during the first half of fiscal year 2019 compared to the first half of fiscal year 2018, primarily due to a favorable mix shift.
Operating Expenses

	Three Months Ended				Six Months Ended
	July 29, 2018	July 30, 2017	$ Change	% Change	July 29, 2018	July 30, 2017	$ Change	% Change
	($ in millions)				($ in millions)
Research and development expenses	$581	$416	$165	40%	$1,124	$827	$297	36%
% of net revenue	19%	19%			18%	20%
Sales, general and administrative expenses	237	198	39	20%	467	383	84	22%
% of net revenue	8%	9%			7%	9%
Total operating expenses	$818	$614	$204	33%	$1,591	$1,210	$381	31%
Research and Development
Research and development expenses increased by 40% and 36% during the second quarter and first half of fiscal year 2019, compared to the second quarter and first half of fiscal year 2018, driven primarily by employee additions and increases in employee compensation and other related costs, including stock-based compensation expense.
Sales, General and Administrative
Sales, general and administrative expenses increased by 20% and 22% during the second quarter and first half of fiscal year 2019, compared to the second quarter and first half of fiscal year 2018, driven primarily by employee additions and increases in employee compensation and other related costs, including stock-based compensation expense.
Total Other Income (Expense)
Interest Income and Interest Expense
Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $32 million and $15 million during the second quarter of fiscal years 2019 and 2018, respectively, and $57 million and $31 million during the first half of fiscal years 2019 and 2018, respectively. The increase in interest income was primarily due to higher average cash balances invested in interest bearing securities, as well as higher purchased yields.
Interest expense is primarily comprised of coupon interest and debt discount amortization related to the 2.20% Notes Due 2021 and 3.20% Notes Due 2026 issued in September 2016, and the 1.00% Convertible Notes Due 2018, or the Convertible Notes, issued in December 2013. Interest expense was $14 million and $15 million during the second quarter of fiscal years 2019 and 2018, respectively, and $29 million and $31 million during the first half of fiscal years 2019 and 2018, respectively.
Other, Net
Other, net, consists primarily of realized or unrealized gains and losses from non-affiliated investments, losses on early debt conversions of the Convertible Notes, and the impact of changes in foreign currency rates. Other, net, was not significant during the second quarter or the first half of fiscal year 2019. Other, net, was not significant during the second quarter of fiscal year 2018 and $21 million of expense during the first half of fiscal year 2018, consisting primarily of $17 million of losses recognized from early conversions of the Convertible Notes during the first half of fiscal year 2018.
Income Taxes
We recognized income tax expense of $79 million and $146 million for the second quarter and first half of fiscal year 2019, respectively, and $101 million and $130 million for the second quarter and first half of fiscal year 2018, respectively. Income tax expense as a percentage of income before income tax for the second quarter and first half of fiscal year 2019 was 6.7% and 5.9%, respectively, and 14.8% and 10.7% for the second quarter and first half of fiscal year 2018, respectively.
The decrease in our effective tax rate for the second quarter and first half of fiscal year 2019 as compared to the same periods in the prior fiscal year was primarily due to a decrease in the U.S. statutory tax rate from 35% to 21% as a result of U.S. tax reform, partially offset by a decrease in the impact of tax benefits from stock-based compensation.
Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for further information.
Liquidity and Capital Resources

	July 29, 2018	January 28, 2018
	(In millions)
Cash and cash equivalents	$718	$4,002
Marketable securities	7,225	3,106
Cash, cash equivalents and marketable securities	$7,943	$7,108

	Six Months Ended
	July 29, 2018	July 30, 2017
	(In millions)
Net cash provided by operating activities	$2,358	$987
Net cash provided by (used in) investing activities	$(4,356)	$1,016
Net cash used in financing activities	$(1,286)	$(1,781)
As of July 29, 2018, we had $7.94 billion in cash, cash equivalents and marketable securities, an increase of $835 million from the end of fiscal year 2018. Our portfolio of cash equivalents and marketable securities is managed internally. Our investment policy requires the purchase of high grade investment securities, the diversification of asset types, and certain limits on our portfolio duration.
Cash provided by operating activities increased in the first half of fiscal year 2019 compared to the first half of fiscal year 2018, due to higher net income and changes in working capital.
Cash used in investing activities increased in the first half of fiscal year 2019 compared to the first half of fiscal year 2018, due to higher purchases of marketable securities, partially offset by higher maturities of marketable securities.
Cash used in financing activities decreased in the first half of fiscal year 2019 compared to the first half of fiscal year 2018, due to lower repayments of Convertible Notes, partially offset by higher tax payments related to employee stock plans.
Liquidity
Our primary sources of liquidity are our cash and cash equivalents, our marketable securities, and the cash generated by our operations. Our marketable securities consist of debt securities issued by the U.S. government and its agencies, highly rated corporations and financial institutions, asset-backed issuers, mortgage-backed securities by government-sponsored enterprises, and foreign government entities. These marketable securities are denominated in United States dollars. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information.
As a result of the Tax Cuts and Job Acts that was signed into law in December 2017, substantially all of our cash, cash equivalents and marketable securities held outside of the United States as of July 29, 2018 are available for use in the United States without incurring additional U.S. federal income taxes. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information.

Capital Return to Shareholders
During the first half of fiscal year 2019, we repurchased a total of 3 million shares for $655 million. During the second quarter and first half of fiscal year 2019, we also paid $91 million and $182 million, respectively, in cash dividends to our shareholders.
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
Convertible Notes
As of July 29, 2018, we had $14 million of Convertible Notes outstanding. Subsequently, we received additional conversion notices for an aggregate of $11 million in principal amount of the Convertible Notes, which are expected to be settled in the third quarter of fiscal year 2019. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for further discussion.
Revolving Credit Facility
We have a Credit Agreement under which we may borrow up to $575 million for general corporate purposes and can obtain revolving loan commitments up to $425 million. As of July 29, 2018, we had not borrowed any amounts under this agreement.
Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of July 29, 2018, we had not issued any commercial paper.
Operating Capital and Capital Expenditure Requirements
In the second quarter of fiscal year 2019, we began construction on a 750,000 square foot building on our Santa Clara campus, which is currently targeted for completion in fiscal year 2022. We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating requirements for at least the next twelve months.
Off-Balance Sheet Arrangements
As of July 29, 2018, we had no material off-balance sheet arrangements as defined by applicable SEC regulations.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment and Interest Rate Risk
Financial market risks related to investment and interest rate risk are described in our Annual Report on Form 10-K for the fiscal year ended January 28, 2018. As of July 29, 2018, there have been no material changes to the financial market risks described as of January 28, 2018.
Foreign Exchange Rate Risk
The impact of foreign currency transactions related to foreign exchange rate risk is described in our Annual Report on Form 10-K for the fiscal year ended January 28, 2018. As of July 29, 2018, there have been no material changes to the foreign exchange rate risks described as of January 28, 2018.
Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information.
ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of July 29, 2018, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Since the inception of our share repurchase program, we have repurchased an aggregate of 254 million shares under our share repurchase program for a total cost of $6.16 billion through July 29, 2018. All shares delivered from these repurchases have been placed into treasury stock. As of July 29, 2018, we were authorized to repurchase additional shares of our common stock up to $1.16 billion through December 2020.
The repurchases can be made in the open market, in privately negotiated transactions, or in structured share repurchase programs, and can be made in one or more larger repurchases. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.
We had no share repurchase transactions during the second quarter of fiscal year 2019.
Transactions Related to our Convertible Notes and Note Hedges
During the second quarter of fiscal year 2019, we issued one thousand shares of our common stock upon settlement of Convertible Notes submitted for conversion. In connection with these conversions, we exercised a portion of our Note Hedges to acquire an equal number of shares of our common stock. The counterparty to the Note Hedges may be deemed an “affiliated purchaser” and may have purchased the shares of our common stock deliverable to us upon this exercise of our option. Subsequently, we received additional conversion notices for an aggregate of $11 million in principal amount of the Convertible Notes, which are expected to be settled in the third quarter of fiscal year 2019. The actual number of shares issuable upon conversion will be determined based upon the terms of the Convertible Notes. We expect to receive an equal number of shares of our common stock under the terms of the Note Hedges. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the Convertible Notes and the Note Hedges.
Restricted Stock Unit Share Withholding
We also withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our employee equity incentive program. During the second quarter of fiscal year 2019, we withheld approximately 0.3 million shares at a total cost of $66 million through net share settlements. During the first half of fiscal year 2019, we withheld approximately 2.1 million shares at a total cost of $515 million through net share settlements. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plans.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1+	Amended and Restated 2007 Equity Incentive Plan	8-K	000-23985	10.1	5/21/2018
10.2+	Amended and Restated 2012 Employee Stock Purchase Plan	8-K	000-23985	10.2	5/21/2018
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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
Date: August 16, 2018

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)