Form 10-Q
period 2018-10-28
NVIDIA CORP
filed 2018-11-15
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.001 par value, outstanding as of November 9, 2018, was 610 million.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED October 28, 2018
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
NVIDIA Twitter Account (https://twitter.com/nvidia)
NVIDIA Company Blog (http://blogs.nvidia.com)
NVIDIA Facebook Page (https://www.facebook.com/nvidia)
NVIDIA LinkedIn Page (http://www.linkedin.com/company/nvidia)
NVIDIA Instagram Page (https://www.instagram.com/nvidia)
In addition, investors and others can view NVIDIA videos on YouTube.
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

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2018	2017	2018	2017

Revenue	$3,181	$2,636	$9,511	$6,803
Cost of revenue	1,260	1,067	3,547	2,782
Gross profit	1,921	1,569	5,964	4,021
Operating expenses
Research and development	605	462	1,729	1,290
Sales, general and administrative	258	212	725	594
Total operating expenses	863	674	2,454	1,884
Income from operations	1,058	895	3,510	2,137
Interest income	37	17	94	48
Interest expense	(15)	(15)	(44)	(46)
Other, net	1	(1)	12	(22)
Total other income (expense)	23	1	62	(20)
Income before income tax	1,081	896	3,572	2,117
Income tax expense (benefit)	(149)	58	(3)	189
Net income	$1,230	$838	$3,575	$1,928

Net income per share:
Basic	$2.02	$1.39	$5.88	$3.23
Diluted	$1.97	$1.33	$5.71	$3.05

Weighted average shares used in per share computation:
Basic	609	603	608	597
Diluted	625	628	626	633

Cash dividends declared and paid per common share	$0.15	$0.14	$0.45	$0.42
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2018	2017	2018	2017

Net income	$1,230	$838	$3,575	$1,928
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Net unrealized gain (loss)	3	(3)	6	2
Reclassification adjustments for net realized gain included in net income	—	1	1	1
Net change in unrealized gain (loss)	3	(2)	7	3
Cash flow hedges:
Net unrealized gain (loss)	1	(1)	(7)	(3)
Reclassification adjustments for net realized gain (loss) included in net income	(5)	1	(6)	3
Net change in unrealized loss	(4)	—	(13)	—
Other comprehensive income (loss), net of tax	(1)	(2)	(6)	3
Total comprehensive income	$1,229	$836	$3,569	$1,931
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	October 28,	January 28,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$721	$4,002
Marketable securities	6,870	3,106
Accounts receivable, net	2,219	1,265
Inventories	1,417	796
Prepaid expenses and other current assets	159	86
Total current assets	11,386	9,255
Property and equipment, net	1,292	997
Goodwill	618	618
Intangible assets, net	49	52
Other assets	312	319
Total assets	$13,657	$11,241

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$902	$596
Accrued and other current liabilities	703	542
Convertible short-term debt	3	15
Total current liabilities	1,608	1,153
Long-term debt	1,987	1,985
Other long-term liabilities	587	632
Total liabilities	4,182	3,770
Commitments and contingencies - see Note 13
Shareholders’ equity:
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	5,891	5,351
Treasury stock, at cost	(8,489)	(6,650)
Accumulated other comprehensive loss	(24)	(18)
Retained earnings	12,096	8,787
Total shareholders' equity	9,475	7,471
Total liabilities and shareholders' equity	$13,657	$11,241
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	October 28,	October 29,
	2018	2017
Cash flows from operating activities:
Net income	$3,575	$1,928
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	400	265
Depreciation and amortization	184	145
Deferred income taxes	30	158
Loss on early debt conversions	—	19
Other	(35)	15
Changes in operating assets and liabilities:
Accounts receivable	(943)	(342)
Inventories	(620)	(61)
Prepaid expenses and other assets	(68)	(26)
Accounts payable	224	27
Accrued and other current liabilities	147	(15)
Other long-term liabilities	(49)	31
Net cash provided by operating activities	2,845	2,144
Cash flows from investing activities:
Proceeds from maturities of marketable securities	6,267	739
Proceeds from sales of marketable securities	114	802
Purchases of marketable securities	(10,112)	(36)
Purchases of property and equipment and intangible assets	(397)	(177)
Investment in non-affiliates	(9)	(26)
Net cash provided by (used in) investing activities	(4,137)	1,302
Cash flows from financing activities:
Payments related to repurchases of common stock	(855)	(909)
Repayment of Convertible Notes	(12)	(803)
Dividends paid	(273)	(250)
Proceeds related to employee stock plans	135	132
Payments related to tax on restricted stock units	(982)	(577)
Other	(2)	(3)
Net cash used in financing activities	(1,989)	(2,410)
Change in cash and cash equivalents	(3,281)	1,036
Cash and cash equivalents at beginning of period	4,002	1,766
Cash and cash equivalents at end of period	$721	$2,802

Other non-cash investing activity:
Assets acquired by assuming related liabilities	$98	$20
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Software Licensing
Our software licenses provide our customers with a right to use the software when it is made available to the customer. Customers may purchase either perpetual licenses or subscriptions to licenses, which differ mainly in the duration over which the customer benefits from the software. Software licenses are frequently sold along with post-contract customer support, or PCS. For such arrangements, we allocate revenue to the software license and PCS on a relative standalone selling price basis by maximizing the use of observable inputs to determine the standalone selling price for each performance obligation. Revenue from software licenses is recognized up front when the software is made available to the customer. PCS revenue is recognized ratably over the service period, or as services are performed.
Fiscal Year
We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2019 and 2018 are both 52-week years. The third quarters of fiscal years 2019 and 2018 were both 13-week quarters.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2 - New Revenue Accounting Standard
Method and Impact of Adoption
On January 29, 2018, we adopted the new revenue accounting standard using the modified retrospective method and applied it to contracts that were not completed as of that date. Upon adoption, we recognized the cumulative effect of the new standard as a $7 million increase to opening retained earnings, net of tax. Comparative information for prior periods has not been adjusted. The impact of the new standard on our consolidated financial statements for the third quarter and first nine months of fiscal year 2019 was not significant.
Deferred Revenue and Performance Obligations
Deferred revenue is comprised mainly of customer advances and deferrals related to license and development arrangements and PCS related to software licensing. The following table shows the changes in deferred revenue during the first nine months of fiscal year 2019:

October 28,
2018
(In millions)
Balance as of January 28, 2018	$68
Adjustment to retained earnings upon adoption of new revenue standard	(5)
Balance as of January 29, 2018	63
Deferred revenue added during the period	271
Revenue recognized during the period	(214)
Balance as of October 28, 2018	$120

Revenue related to remaining performance obligations represents the amount of contracted license and development arrangements and PCS that has not been recognized. As of October 28, 2018, the amount of our remaining performance obligations that has not been recognized as revenue was $237 million, of which we expect to recognize approximately 50% as revenue over the next twelve months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less.

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
Our Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts allocated to inventory, as follows:

	Three Months Ended		Nine Months Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
	(In millions)
Cost of revenue	$5	$6	$21	$14
Research and development	88	61	237	146
Sales, general and administrative	47	40	142	105
Total	$140	$107	$400	$265
Equity Award Activity
The following is a summary of equity award transactions under our equity incentive plans:

	RSUs, PSUs, and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
	(In millions, except per share data)
Balances, January 28, 2018	22	$66.72
Granted (1) (2)	4	$262.44
Vested restricted stock	(10)	$47.61
Canceled and forfeited	—	$—
Balances, October 28, 2018	16	$127.89

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

Of the total fair value of equity awards granted during the third quarter and first nine months of fiscal year 2019, we estimated that the stock-based compensation expense related to equity awards that are not expected to vest was $73 million and $89 million, respectively. Of the total fair value of equity awards granted during the third quarter and first nine months of fiscal year 2018, we estimated that the stock-based compensation expense related to equity awards that are not expected to vest was $105 million and $144 million, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following summarizes the aggregate unearned stock-based compensation expense and estimated weighted average amortization period as of October 28, 2018 and January 28, 2018:

	October 28,	January 28,
	2018	2018
	(In millions)
Aggregate unearned stock-based compensation expense	$1,608	$1,091

Estimated weighted average remaining amortization period	(In years)
RSUs, PSUs, and market-based PSUs	2.4	2.3
ESPP	0.9	0.7
Note 4 – Net Income Per Share
The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2018	2017	2018	2017
	(In millions, except per share data)
Numerator:
Net income	$1,230	$838	$3,575	$1,928
Denominator:
Basic weighted average shares	609	603	608	597
Dilutive impact of outstanding securities:
Equity awards	16	23	18	24
1.00% Convertible Senior Notes	—	2	—	7
Warrants issued with the 1.00% Convertible Senior Notes	—	—	—	5
Diluted weighted average shares	625	628	626	633
Net income per share:
Basic (1)	$2.02	$1.39	$5.88	$3.23
Diluted (2)	$1.97	$1.33	$5.71	$3.05
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	3	3	4	4

(1)	Calculated as net income divided by basic weighted average shares.

(2)	Calculated as net income divided by diluted weighted average shares.
The 1.00% Convertible Senior Notes Due 2018, or the Convertible Notes, were included in the calculation of diluted net income per share. The Convertible Notes had a dilutive impact on net income per share as our average stock price for the reporting period exceeded the adjusted conversion price of $20.02 per share. The warrants associated with our Convertible Notes, or the Warrants, outstanding were also included in the calculation of diluted net income per share. As of October 28, 2018, there were no warrants outstanding.
Refer to Note 12 of these Notes to Condensed Consolidated Financial Statements for additional discussion regarding the Convertible Notes.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 – Income Taxes
We recognized an income tax benefit of $149 million and $3 million for the third quarter and first nine months of fiscal year 2019, respectively, and income tax expense of $58 million and $189 million for the third quarter and first nine months of fiscal year 2018, respectively. Income tax benefit as a percentage of income before income tax was 13.8% and nominal for the third quarter and first nine months of fiscal year 2019, respectively, and income tax expense as a percentage of income before tax was 6.5% and 8.9% for the third quarter and first nine months of fiscal year 2018, respectively.
The decrease in our effective tax rate for the third quarter and first nine months of fiscal year 2019 as compared to the same periods in the prior fiscal year was primarily due to a decrease in the U.S. statutory tax rate from 35% to 21% as a result of U.S. tax reform, and a $138 million reduction in our provisional U.S. tax reform transition tax amount in the third quarter of fiscal year 2019, partially offset by a decrease in the impact of tax benefits from stock-based compensation.
Our effective tax rates for the first nine months of fiscal years 2019 and 2018 were nominal and 8.9%, respectively, and were lower than the U.S. federal statutory rates of 21% and 33.9%, for fiscal years 2019 and 2018, respectively, due to income earned in jurisdictions that are subject to taxes lower than the U.S. federal statutory tax rate, tax benefits related to stock-based compensation, the benefit of the U.S. federal research tax credit, and for fiscal year 2019, the reduction in our provisional U.S. tax reform transition tax amount.
In December 2017, the SEC issued guidance that allows companies to record provisional amounts for the tax effects of the Tax Cuts and Job Acts, or TCJA, during a measurement period not to exceed one year. The TCJA was effective in the fourth quarter of fiscal year 2018 and we have recorded provisional amounts based on reasonable estimates for those tax effects. For the third quarter of fiscal year 2019, we reduced our provisional transition tax amount based on proposed regulations issued on August 1, 2018. We expect to complete our analysis of these provisional amounts in our fourth quarter of fiscal year 2019 based on further guidance on accounting interpretations from the FASB and application of the law from the U.S. Department of Treasury, which may further impact our provisional estimates.
The TCJA subjects a U.S. corporation to tax on its global intangible low-taxed income, or GILTI. Under U.S. GAAP, we can make an accounting policy election to either treat taxes due on the GILTI as a current period expense or factor such amounts into our measurement of deferred taxes. Given the complexity of the GILTI provisions, we are still evaluating its effects and have not yet determined our accounting policy. We expect to complete our analysis in the fourth quarter of fiscal year 2019. For the third quarter of fiscal year 2019, as we are still evaluating the effects of the GILTI provisions, we have included tax expense related to GILTI for current-year operations in our estimated annual effective tax rate and have not provided for GILTI on deferred items.
For the first nine months of fiscal year 2019, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions. Additionally, there have been no material changes to our unrecognized tax benefits and any related interest or penalties since the fiscal year ended January 28, 2018, other than the aforementioned reduction in our provisional U.S. tax reform transition tax amount.
While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon review, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of October 28, 2018, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6 - Marketable Securities
Our cash equivalents and marketable securities are classified as “available-for-sale” debt securities.
The following is a summary of cash equivalents and marketable securities as of October 28, 2018 and January 28, 2018:

	October 28, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities
	(In millions)
Corporate debt securities	$2,732	$1	$(6)	$2,727	$—	$2,727
Debt securities of United States government agencies	2,140	—	(5)	$2,135	—	2,135
Debt securities issued by the United States Treasury	1,544	—	(2)	1,542	—	1,542
Money market funds	602	—	—	602	602	—
Foreign government bonds	191	—	—	191	—	191
Asset-backed securities	178	—	(2)	176	—	176
Mortgage-backed securities issued by United States government-sponsored enterprises	98	1	—	99	—	99
Total	$7,485	$2	$(15)	$7,472	$602	$6,870

	January 28, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities
	(In millions)
Money market funds	$3,789	$—	$—	$3,789	$3,789	$—
Corporate debt securities	1,304	—	(9)	1,295	—	1,295
Debt securities of United States government agencies	822	—	(7)	815	—	815
Debt securities issued by the United States Treasury	577	—	(4)	573	—	573
Asset-backed securities	254	—	(2)	252	—	252
Mortgage-backed securities issued by United States government-sponsored enterprises	128	2	—	130	—	130
Foreign government bonds	42	—	(1)	41	—	41
Total	$6,916	$2	$(23)	$6,895	$3,789	$3,106
The following table provides the breakdown of unrealized losses as of October 28, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities issued by United States government agencies	$1,584	$(1)	$507	$(4)	$2,091	$(5)
Debt securities issued by the United States Treasury	1,253	—	289	(2)	1,542	(2)
Corporate debt securities	167	—	794	(6)	961	(6)
Asset-backed securities	—	—	176	(2)	176	(2)
Total	$3,004	$(1)	$1,766	$(14)	$4,770	$(15)
The gross unrealized losses are related to fixed income securities, temporary in nature, and driven primarily by changes in interest rates. We have the intent and ability to hold our investments until maturity. For the third quarter and first nine months of fiscal years 2019 and 2018, there were no other-than-temporary impairment losses and net realized gains were not significant.
The amortized cost and estimated fair value of cash equivalents and marketable securities as of October 28, 2018 and January 28, 2018 are shown below by contractual maturity.

	October 28, 2018		January 28, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Less than 1 year	$5,537	$5,524	$5,381	$5,375
Due in 1 - 5 years	1,923	1,923	1,500	1,485
Mortgage-backed securities issued by United States government-sponsored enterprises not due at a single maturity date	25	25	35	35
Total	$7,485	$7,472	$6,916	$6,895
Note 7 – Fair Value of Financial Assets and Liabilities
The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. We review fair value hierarchy classification on a quarterly basis. There were no significant transfers between Levels 1 and 2 financial assets and liabilities for the third quarter of fiscal year 2019. Level 3 financial assets and liabilities are based on unobservable inputs to the valuation methodology and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

		Fair Value at
	Pricing Category	October 28, 2018	January 28, 2018
		(In millions)
Assets
Cash equivalents and marketable securities:
Corporate debt securities	Level 2	$2,727	$1,295
Debt securities of United States government agencies	Level 2	$2,135	$815
Debt securities issued by the United States Treasury	Level 2	$1,542	$573
Money market funds	Level 1	$602	$3,789
Foreign government bonds	Level 2	$191	$41
Asset-backed securities	Level 2	$176	$252
Mortgage-backed securities issued by United States government-sponsored enterprises	Level 2	$99	$130

Liabilities
Current liability:
1.00% Convertible Senior Notes (1)	Level 2	$43	$189
Other noncurrent liabilities:
2.20% Notes Due 2021 (1)	Level 2	$971	$982
3.20% Notes Due 2026 (1)	Level 2	$943	$986

(1)
These liabilities are carried on our Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount and issuance costs, and are not marked to fair value each period. Refer to Note 12 of these Notes to Condensed Consolidated Financial Statements for additional information.

Note 8 - Amortizable Intangible Assets
The components of our amortizable intangible assets are as follows:

	October 28, 2018			January 28, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)			(In millions)
Acquisition-related intangible assets	$195	$(186)	$9	$195	$(180)	$15
Patents and licensed technology	490	(450)	40	469	(432)	37
Total intangible assets	$685	$(636)	$49	$664	$(612)	$52
The increase in gross carrying amount of intangible assets is due to purchases of licensed technology during the first nine months of fiscal year 2019. Amortization expense associated with intangible assets was $7 million and $24 million for the third quarter and first nine months of fiscal year 2019, respectively, and $13 million and $42 million for the third quarter and first nine months of fiscal year 2018, respectively. Future amortization expense related to the net carrying amount of intangible assets as of October 28, 2018 is estimated to be $6 million for the remainder of fiscal year 2019, $21 million in fiscal year 2020, $12 million in fiscal year 2021, $5 million in fiscal year 2022, $4 million in fiscal year 2023, and $1 million in fiscal year 2024.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - Balance Sheet Components
Certain balance sheet components are as follows:

	October 28,	January 28,
	2018	2018
Inventories:	(In millions)
Raw materials	$634	$227
Work in-process	259	192
Finished goods	524	377
Total inventories	$1,417	$796
As of October 28, 2018, we had outstanding inventory purchase obligations totaling $1.56 billion.

	October 28,	January 28,
	2018	2018
Accrued and Other Current Liabilities:	(In millions)
Customer program accruals	$319	$181
Accrued payroll and related expenses	151	172
Deferred revenue (1)	80	53
Taxes payable	40	33
Accrued royalties	19	17
Warranty accrual (2)	18	15
Professional service fees	15	15
Coupon interest on debt obligations	7	20
Other	54	36
Total accrued and other current liabilities	$703	$542

(1)	Deferred revenue primarily includes customer advances and deferrals related to license and development arrangements and PCS.

(2)	Refer to Note 11 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding warranties.

	October 28,	January 28,
	2018	2018
Other Long-Term Liabilities:	(In millions)
Income tax payable (1)	$469	$559
Deferred revenue (2)	40	15
Deferred income tax liability	23	18
Employee benefits liability	19	12
Deferred rent	17	9
Other	19	19
Total other long-term liabilities	$587	$632

(1)
As of October 28, 2018, represents the long-term portion of the one-time transition tax payable of $337 million, as well as unrecognized tax benefits of $116 million and related interest and penalties of $16 million.

(2)	Deferred revenue primarily includes deferrals related to license and development arrangements and PCS.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10 - Derivative Financial Instruments
We enter into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. We designate these contracts as cash flow hedges and assess the effectiveness of the hedge relationships on a spot to spot basis. Gains or losses on the contracts are recorded in accumulated other comprehensive income or loss and reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur. The fair value of the contracts was not significant as of October 28, 2018 and January 28, 2018.
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
The table below presents the notional value of our foreign currency forward contracts outstanding as of October 28, 2018 and January 28, 2018:

	October 28, 2018	January 28, 2018
	(In millions)
Designated as cash flow hedges	$403	$104
Not designated for hedge accounting	$93	$94
As of October 28, 2018, all designated foreign currency forward contracts mature within eighteen months. The expected realized gains and losses deferred into accumulated other comprehensive income (loss) related to foreign currency forward contracts within the next twelve months was not significant.
During the third quarter and first nine months of fiscal years 2019 and 2018, the impact of derivative financial instruments designated for hedge accounting treatment on other comprehensive income or loss was not significant and all such instruments were determined to be highly effective. Therefore, there were no gains or losses associated with ineffectiveness.
Note 11 - Guarantees
U.S. GAAP requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee.
Accrual for Product Warranty Liabilities
We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. Cost of revenue includes the estimated cost of product warranties. Under limited circumstances, we may offer an extended limited warranty to customers for certain products. Additionally, we accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. The estimated product returns and estimated product warranty liabilities was $18 million and $15 million as of October 28, 2018 and January 28, 2018, respectively.

In connection with certain agreements that we have entered in the past, we have provided indemnities to cover the indemnified party for matters such as tax, product, and employee liabilities. We have included intellectual property indemnification provisions in our technology related agreements with third parties. Maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. We have not recorded any liability in our Condensed Consolidated Financial Statements for such indemnifications.

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
The Notes are our unsecured senior obligations and rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness. The Notes are structurally subordinated to the liabilities of our subsidiaries and are effectively subordinated to any secured indebtedness to the extent of the value of the assets securing such indebtedness. All existing and future liabilities of our subsidiaries will be effectively senior to the Notes.
The carrying value of the Notes and the associated interest rates were as follows:

	Expected Remaining Term (years)	Effective Interest Rate	October 28, 2018	January 28, 2018
			(In millions)
2.20% Notes Due 2021	2.9	2.38%	$1,000	$1,000
3.20% Notes Due 2026	7.9	3.31%	1,000	1,000
Unamortized debt discount and issuance costs			(13)	(15)
Net carrying amount			$1,987	$1,985
Convertible Debt
1.00% Convertible Senior Notes Due 2018
In fiscal year 2014, we issued $1.50 billion of 1.00% Convertible Senior Notes due 2018. The Convertible Notes will mature on December 1, 2018 and we had $3 million in principal amount outstanding as of October 28, 2018. Effective August 1, 2018, holders may convert all or any portion of their Convertible Notes before the close of business on the second scheduled trading day immediately preceding the maturity date of December 1, 2018 regardless of conversion conditions.
During the third quarter of fiscal year 2019, we paid cash to settle an aggregate of $11 million in principal amount of the Convertible Notes and issued 485 thousand shares of our common stock for the excess conversion value. The related loss on early conversions was not significant. Based on the closing price of our common stock of $198.29 on the last trading day of the third quarter of fiscal year 2019, the if-converted value of the remaining outstanding Convertible Notes exceeded their principal amount by approximately $31 million. As of October 28, 2018, the conversion rate was 49.95 shares of common stock per $1,000 principal amount of the Convertible Notes.
Note Hedges
Concurrently with the issuance of the Convertible Notes, we entered into the Note Hedges. The Note Hedges have an adjusted strike price of $20.02 per share and allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would deliver and/or pay, respectively, to the holders of the Convertible Notes upon conversion. Through October 28, 2018, we had received 56 million shares of our common stock from the exercise of a portion of the Note Hedges related to the settlement of $1.50 billion in principal amount of the Convertible Notes.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revolving Credit Facility
We have a Credit Agreement under which we may borrow up to $575 million for general corporate purposes and can obtain revolving loan commitments up to $425 million. As of October 28, 2018, we had not borrowed any amounts under this agreement.
Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of October 28, 2018, we had not issued any commercial paper.
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
On December 30, 2016, Polaris filed a complaint against NVIDIA for patent infringement in the Regional Court of Düsseldorf, Germany. Polaris alleges that NVIDIA has infringed and is continuing to infringe three patents relating to control of DRAM. On July 14, 2017, NVIDIA filed defenses to the infringement allegations including non-infringement with respect to each of the three asserted patents. On September 3, 2018, NVIDIA filed a rejoinder with additional noninfringement arguments.
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
On October 18, 2018, the Administrative Law Judge currently presiding over the investigation issued an order construing certain claims of the three remaining patents in the investigation.
The hearing in the investigation is currently scheduled to begin January 25, 2019. The target date for completion of the investigation is September 9, 2019.
Accounting for Loss Contingencies
While there can be no assurance of favorable outcomes, we believe the claims made by the other parties in the above ongoing matters are without merit and we intend to vigorously defend the actions. As of October 28, 2018, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, any possible loss or range of loss in these matters cannot be reasonably estimated at this time. We are engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.
Note 14 - Shareholders’ Equity
Capital Return Program
Beginning August 2004, our Board of Directors authorized us to repurchase our stock.
During the third quarter and first nine months of fiscal year 2019, we repurchased a total of 1 million shares and 4 million shares, respectively, for $200 million and $855 million, respectively. During the third quarter and first nine months of fiscal year 2019, we also paid $91 million and $273 million, respectively, in cash dividends to our shareholders.
In November 2018, we declared an increase in our quarterly cash dividend to $0.16 per share from $0.15 per share, to be paid with our next quarterly cash dividend on December 21, 2018, to all shareholders of record on November 30, 2018.
Through October 28, 2018, we have repurchased an aggregate of 255 million shares under our share repurchase program for a total cost of $6.36 billion. All shares delivered from these repurchases have been placed into treasury stock. In November 2018, our board of directors authorized an additional $7.00 billion under our share repurchase program. As of November 5, 2018, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $7.94 billion through December 2022.
Preferred Stock
As of October 28, 2018 and January 28, 2018, there were no shares of preferred stock outstanding.

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
Our CODM does not review any information regarding total assets on a reportable segment basis. Reportable segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for our consolidated financial statements. The table below presents details of our reportable segments and the “All Other” category.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	GPU	Tegra Processor	All Other	Consolidated
	(In millions)
Three Months Ended October 28, 2018
Revenue	$2,774	$407	$—	$3,181
Depreciation and amortization expense	$51	$13	$4	$68
Operating income (loss)	$1,214	$72	$(228)	$1,058

Three Months Ended October 29, 2017
Revenue	$2,217	$419	$—	$2,636
Depreciation and amortization expense	$32	$9	$9	$50
Operating income (loss)	$978	$88	$(171)	$895

Nine Months Ended October 28, 2018
Revenue	$8,195	$1,316	$—	$9,511
Depreciation and amortization expense	$134	$35	$15	$184
Operating income (loss)	$3,867	$266	$(623)	$3,510

Nine Months Ended October 29, 2017
Revenue	$5,676	$1,084	$43	$6,803
Depreciation and amortization expense	$88	$27	$30	$145
Operating income (loss)	$2,342	$206	$(411)	$2,137

	Three Months Ended		Nine Months Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
	(In millions)
Reconciling items included in "All Other" category:
Unallocated revenue	$—	$—	$—	$43
Stock-based compensation expense	(140)	(107)	(400)	(265)
Unallocated cost of revenue and operating expenses	(76)	(61)	(205)	(176)
Legal settlement costs	(15)	—	(17)	—
Acquisition-related costs	(1)	(3)	(5)	(11)
Restructuring and other	4	—	4	—
Contributions	—	—	—	(2)
Total	$(228)	$(171)	$(623)	$(411)

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on the invoicing address by geographic regions:

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2018	2017	2018	2017
	(In millions)
Revenue:
Taiwan	$929	$864	$2,739	$2,140
Other Asia Pacific	742	612	2,001	1,409
China (including Hong Kong)	704	515	2,218	1,325
United States	407	263	1,254	894
Europe	230	195	699	555
Other Americas	169	187	600	480
Total revenue	$3,181	$2,636	$9,511	$6,803
The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2018	2017	2018	2017
	(In millions)
Revenue:
Gaming	$1,764	$1,561	$5,292	$3,774
Professional Visualization	305	239	837	679
Datacenter	792	501	2,253	1,326
Automotive	172	144	478	426
OEM & IP	148	191	651	598
Total revenue	$3,181	$2,636	$9,511	$6,803
No customer represented 10% or more of total revenue for the third quarter and first nine months of fiscal years 2019 and 2018.
Accounts receivable from significant customers, those representing more than 10% of total accounts receivable, aggregated approximately 14% of our accounts receivable balance from one customer as of October 28, 2018, and approximately 28% of our accounts receivable balance from two customers as of January 28, 2018.

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
NVIDIA, the NVIDIA logo, GeForce, Quadro, Tegra, Tesla, G-SYNC, Jetson, NVIDIA DGX, NVIDIA DRIVE, NVIDIA DRIVE AGX Xavier, NVIDIA DRIVE Constellation, NVIDIA DRIVE Pegasus, NVIDIA DRIVE Sim, NVIDIA GRID, NVIDIA Turing, NVSwitch, Pascal, TensorRT and Xavier are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and other countries. Other company and product names may be trademarks of the respective companies with which they are associated.
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
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

Recent Developments, Future Objectives and Challenges
Third Quarter of Fiscal Year 2019 Summary

	Three Months Ended
	October 28, 2018	July 29, 2018	October 29, 2017	Quarter-over-Quarter Change	Year-over-Year Change
	($ in millions, except per share data)
Revenue	$3,181	$3,123	$2,636	2%	21%
Gross margin	60.4%	63.3%	59.5%	(290) bps	90 bps
Operating expenses	$863	$818	$674	6%	28%
Income from operations	$1,058	$1,157	$895	(9)%	18%
Net income	$1,230	$1,101	$838	12%	47%
Net income per diluted share	$1.97	$1.76	$1.33	12%	48%
Revenue for the third quarter of fiscal year 2019 increased 21% year over year and increased 2% sequentially. GPU business revenue was $2.77 billion, up 25% from a year earlier and up 4% sequentially, reflecting growth in professional visualization, datacenter, and gaming GPUs. Tegra Processor business revenue - which includes automotive, SOC modules for the Nintendo Switch gaming console, and other embedded edge AI platforms - was $407 million, down 3% from a year ago and down 13% sequentially.
Gaming revenue was $1.76 billion, up 13% from a year ago driven by growth in gaming GPUs, and down 2% sequentially as gaming GPU growth was more than offset by a seasonal decline in SOC modules for Nintendo Switch. Gaming GPU growth was fueled by Turing-based GPUs for desktops and by gaming notebooks based on our Max-Q technology.
Professional visualization revenue was $305 million, up 28% from a year earlier and up 9% sequentially driven by strength across both desktop and mobile workstation products.
Datacenter revenue was $792 million, up 58% from a year ago and up 4% sequentially, led by strong sales of our Volta architecture-based products, including NVIDIA Tesla V100 and DGX systems, with contribution from the new Turing T4 Cloud GPU.
Automotive revenue of $172 million was up 19% from a year earlier and up 7% sequentially, incorporating infotainment modules, production DRIVE PX platforms, and development agreements with automotive companies.
OEM and IP revenue was $148 million, down 23% from a year ago, due to the absence of cryptocurrency mining.
Gross margin for the third quarter of fiscal year 2019 was 60.4%. Gross margins increased from a year ago - reflecting our continued shift toward higher-value platforms, which more than offset the current quarter impact of $57 million in charges related to prior architecture components and chips following the sharp fall-off in cryptocurrency mining demand.
Operating expenses for the third quarter of fiscal year 2019 were $863 million, up 28% from a year earlier and up 6% sequentially, reflecting increased headcount and related costs for our growth initiatives - including gaming, professional visualization, AI, and autonomous driving.
Income from operations for the third quarter of fiscal year 2019 was $1.06 billion, up 18% from a year earlier and down 9% sequentially. Net income and net income per diluted share for the third quarter of fiscal year 2019 were $1.23 billion and $1.97, respectively, up 47% and 48%, respectively, from a year earlier, fueled by strong revenue growth and improved gross margin.

We previously announced our plan to return $1.25 billion to shareholders in fiscal year 2019. During the first nine months of fiscal year 2019, we returned $1.13 billion to shareholders through a combination of $855 million in share repurchases and $273 million in cash dividends. In November 2018, our board of directors authorized an additional $7.00 billion under our share repurchase program for a total of $7.94 billion available through the end of December 2022. We announced a 7% increase in our quarterly cash dividend to $0.16 per share from $0.15 per share, to be paid with our next quarterly cash dividend on December 21, 2018, to all shareholders of record on November 30, 2018. We intend to return an additional $3.00 billion to shareholders by the end of fiscal year 2020, which may begin in the fourth quarter of fiscal year 2019.
Cash, cash equivalents and marketable securities were $7.59 billion as of October 28, 2018, compared with $7.94 billion at the end of the prior quarter. The decrease was primarily related to third quarter stock repurchases, dividends and taxes paid related to restricted stock units, partially offset by operating income and changes in working capital.
GPU Business
During the third quarter of fiscal year 2019, we introduced RAPIDS, an open-source GPU-acceleration platform for data science and machine learning; launched the NVIDIA T4 cloud GPU and NVIDIA TensorRT Hyperscale Inference Platform to deliver advanced acceleration in hyperscale datacenters; launched the NVIDIA RTX Server; released the GeForce RTX series, the first gaming GPUs based on the Turing architecture; and unveiled the Quadro RTX series, which is designed to revolutionize the workflow of designers and artists on the desktop.
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
Tegra Processor Business
During the third quarter of fiscal year 2019, we announced NVIDIA’s first level-2 autopilot design wins with Toyota, Volvo Cars and Isuzu Motors; announced the start of production of our Xavier single-chip autopilot SOC and started shipping the NVIDIA DRIVE AGX Xavier developer kit; and announced that Yamaha Motor Co. will use NVIDIA to power its upcoming lineup of autonomous machines.
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

	Three Months Ended		Nine Months Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	39.6	40.5	37.3	40.9
Gross profit	60.4	59.5	62.7	59.1
Operating expenses
Research and development	19.0	17.5	18.2	19.0
Sales, general and administrative	8.1	8.0	7.6	8.7
Total operating expenses	27.1	25.5	25.8	27.7
Income from operations	33.3	34.0	36.9	31.4
Interest income	1.2	0.6	1.0	0.7
Interest expense	(0.5)	(0.6)	(0.5)	(0.7)
Other, net	—	—	0.1	(0.3)
Total other income (expense)	0.7	—	0.6	(0.3)
Income before income tax	34.0	34.0	37.5	31.1
Income tax expense (benefit)	(4.7)	2.2	—	2.8
Net income	38.7%	31.8%	37.5%	28.3%
Revenue
Revenue by Reportable Segments

	Three Months Ended				Nine Months Ended
	October 28, 2018	October 29, 2017	$ Change	% Change	October 28, 2018	October 29, 2017	$ Change	% Change
	($ in millions)
GPU	$2,774	$2,217	$557	25%	$8,195	$5,676	$2,519	44%
Tegra Processor	407	419	(12)	(3)%	1,316	1,084	232	21%
All Other	—	—	—	—%	—	43	(43)	(100)%
Total	$3,181	$2,636	$545	21%	$9,511	$6,803	$2,708	40%

GPU Business. GPU business revenue increased by 25% for the third quarter of fiscal year 2019 compared to the third quarter of fiscal year 2018. This increase was due primarily to 20% growth in sales of GeForce GPU products for gaming, driven by initial sales of Turing-based GPUs for desktops and by high-performance notebooks based on our Max-Q technology. Datacenter revenue, including Tesla, GRID and DGX, increased 58%, reflecting strong sales of our Volta architecture products, including NVIDIA Tesla V100 and DGX systems. Revenue from Quadro GPUs for professional visualization increased 28% due primarily to higher sales across desktop and mobile workstation products. Our PC OEM revenue decreased by almost 40% driven by lower demand for GPU products targeted for use in cryptocurrency mining.
GPU business revenue increased by 44% for the first nine months of fiscal year 2019 compared to the first nine months of fiscal year 2018. This increase was due primarily to over 40% growth in sales of GeForce GPU products for gaming, driven by initial sales of Turing-based GPUs for desktops, Pascal-based GPUs for desktops and by high-performance notebooks based on our Max-Q technology. Datacenter revenue, including Tesla, GRID and DGX, increased 70%, reflecting strong sales of our Volta architecture, including NVIDIA Tesla V100 and DGX systems. Revenue from Quadro GPUs for professional visualization increased 23% due primarily to higher sales across desktop and mobile workstation products. Our PC OEM revenue increased by almost 20% due primarily to sales of GPU products targeted for use in cryptocurrency mining in the first quarter of fiscal year 2019.
Tegra Processor Business. Tegra Processor business revenue decreased by 3% for the third quarter of fiscal year 2019 compared to the third quarter of fiscal year 2018. This was driven by a decrease of about 30% in revenue from SOC modules for gaming platforms, which was partially offset by an increase of 19% in automotive revenue, primarily from DRIVE PX platforms and development agreements with automotive companies, as well as from infotainment modules.
Tegra Processor business revenue increased by 21% for the first nine months of fiscal year 2019 compared to the first nine months of fiscal year 2018. This was driven by an increase of 30% in revenue from SOC modules for gaming platforms, and an increase of 12% in automotive revenue, primarily from DRIVE PX platforms and development agreements with automotive companies, as well as from infotainment modules.
All Other. Our patent license agreement with Intel concluded in the first quarter of fiscal year 2018.
Concentration of Revenue
Revenue from sales to customers outside of the United States and Other Americas accounted for 82% and 81% of total revenue for the third quarter and first nine months of fiscal year 2019, respectively. Revenue from sales to customers outside of the United States and Other Americas accounted for 83% and 80% of total revenue for the third quarter and first nine months of fiscal year 2018, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.
No customer represented 10% or more of total revenue for the third quarter and first nine months of fiscal years 2019 and 2018.
Gross Margin
Our overall gross margin increased to 60.4% for the third quarter of fiscal year 2019 from 59.5% for the third quarter of fiscal year 2018. Our overall gross margin increased to 62.7% for the first nine months of fiscal year 2019 from 59.1% for the first nine months of fiscal year 2018. These increases reflect our continued shift toward higher-value platforms, which more than offset a charge of $57 million we recorded during the third quarter of fiscal year 2019 related to prior architecture components and chips following the sharp fall-off in cryptocurrency mining demand.
Inventory provisions totaled $70 million and $14 million for the third quarter of fiscal years 2019 and 2018, respectively. Sales of inventory that was previously written-off or written-down totaled $13 million and $6 million for the third quarter of fiscal years 2019 and 2018, respectively. As a result, the overall net effect on our gross margin was an unfavorable impact of 1.8% for the third quarter of fiscal year 2019, and a nominal impact for the third quarter of fiscal year 2018.
Inventory provisions totaled $124 million and $30 million for the first nine months of fiscal years 2019 and 2018, respectively. Sales of inventory that was previously written-off or written-down totaled $29 million for each of the first nine months of fiscal years 2019 and 2018. As a result, the overall net effect on our gross margin was an unfavorable impact of 1.0% for the first nine months of fiscal year 2019 and a nominal impact for the first nine months of fiscal year 2018.
A discussion of our gross margin results for each of our reportable segments is as follows:
GPU Business. The gross margin of our GPU business was flat during the third quarter of fiscal year 2019 compared to the third quarter of fiscal year 2018. Gross margin of our GPU business increased during the first nine months of fiscal year 2019 compared to the first nine months of fiscal year 2018, primarily due to strong sales of high-end GeForce gaming GPUs and revenue growth in Datacenter.
Tegra Processor Business. The gross margin of our Tegra Processor business increased during the third quarter and first nine months of fiscal year 2019 compared to the third quarter and first nine months of fiscal year 2018, primarily due to a favorable mix shift.
Operating Expenses

	Three Months Ended				Nine Months Ended
	October 28, 2018	October 29, 2017	$ Change	% Change	October 28, 2018	October 29, 2017	$ Change	% Change
	($ in millions)				($ in millions)
Research and development expenses	$605	$462	$143	31%	$1,729	$1,290	$439	34%
% of net revenue	19%	18%			18%	19%
Sales, general and administrative expenses	258	212	46	22%	725	594	131	22%
% of net revenue	8%	8%			8%	9%
Total operating expenses	$863	$674	$189	28%	$2,454	$1,884	$570	30%
Research and Development
Research and development expenses increased by 31% and 34% during the third quarter and first nine months of fiscal year 2019, compared to the third quarter and first nine months of fiscal year 2018, respectively, driven primarily by employee additions and increases in employee compensation and other related costs, including stock-based compensation expense.
Sales, General and Administrative
Sales, general and administrative expenses increased by 22% during both the third quarter and first nine months of fiscal year 2019, compared to the third quarter and first nine months of fiscal year 2018, driven primarily by employee additions and increases in employee compensation and other related costs, including stock-based compensation expense.
Total Other Income (Expense)
Interest Income and Interest Expense
Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $37 million and $17 million during the third quarter of fiscal years 2019 and 2018, respectively, and $94 million and $48 million during the first nine months of fiscal years 2019 and 2018, respectively. The increase in interest income was primarily due to higher rates from our floating rate securities and the purchase of new securities.
Interest expense is primarily comprised of coupon interest and debt discount amortization related to the 2.20% Notes Due 2021 and 3.20% Notes Due 2026 issued in September 2016, and the 1.00% Convertible Notes Due 2018, or the Convertible Notes, issued in December 2013. Interest expense was $15 million during each of the third quarters of fiscal years 2019 and 2018, and $44 million and $46 million during the first nine months of fiscal years 2019 and 2018, respectively.
Other, Net
Other, net, consists primarily of realized or unrealized gains and losses from non-affiliated investments, losses on early debt conversions of the Convertible Notes, and the impact of changes in foreign currency rates. Other, net, was not significant during the third quarter and first nine months of fiscal year 2019. Other, net, was not significant during the third quarter of fiscal year 2018 and $22 million of expense during the first nine months of fiscal year 2018, consisting primarily of $19 million of losses recognized from early conversions of the Convertible Notes during the first nine months of fiscal year 2018.

Income Taxes
We recognized income tax benefit of $149 million and $3 million for the third quarter and first nine months of fiscal year 2019, respectively, and income tax expense of $58 million and $189 million for the third quarter and first nine months of fiscal year 2018, respectively. Income tax benefit as a percentage of income before income tax was 13.8% and nominal for the third quarter and first nine months of fiscal year 2019, respectively, and income tax expense as a percentage of income before tax was 6.5% and 8.9% for the third quarter and first nine months of fiscal year 2018, respectively.
The decrease in our effective tax rate for the third quarter and first nine months of fiscal year 2019 as compared to the same periods in the prior fiscal year was primarily due to a decrease in the U.S. statutory tax rate from 35% to 21% as a result of U.S. tax reform, and a $138 million reduction in our provisional U.S. tax reform transition tax amount in the third quarter of fiscal year 2019, partially offset by a decrease in the impact of tax benefits from stock-based compensation.
Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for further information.
Liquidity and Capital Resources

	October 28, 2018	January 28, 2018
	(In millions)
Cash and cash equivalents	$721	$4,002
Marketable securities	6,870	3,106
Cash, cash equivalents and marketable securities	$7,591	$7,108

	Nine Months Ended
	October 28, 2018	October 29, 2017
	(In millions)
Net cash provided by operating activities	$2,845	$2,144
Net cash provided by (used in) investing activities	$(4,137)	$1,302
Net cash used in financing activities	$(1,989)	$(2,410)
As of October 28, 2018, we had $7.59 billion in cash, cash equivalents and marketable securities, an increase of $483 million from the end of fiscal year 2018. Our portfolio of cash equivalents and marketable securities is managed internally. Our investment policy requires the purchase of high-grade investment securities, the diversification of asset types, and certain limits on our portfolio duration.
Cash provided by operating activities increased in the first nine months of fiscal year 2019 compared to the first nine months of fiscal year 2018, due to higher net income, partially offset by changes in working capital.
Cash used in investing activities increased in the first nine months of fiscal year 2019 compared to the first nine months of fiscal year 2018, due to higher purchases of marketable securities, partially offset by higher maturities of marketable securities.
Cash used in financing activities decreased in the first nine months of fiscal year 2019 compared to the first nine months of fiscal year 2018, due to lower repayments of Convertible Notes, partially offset by higher tax payments related to employee stock plans.
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
As a result of the Tax Cuts and Job Acts that was signed into law in December 2017, substantially all of our cash, cash equivalents and marketable securities held outside of the United States as of October 28, 2018 are available for use in the United States without incurring additional U.S. federal income taxes. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information.

Capital Return to Shareholders
We previously announced our plan to return $1.25 billion to shareholders in fiscal year 2019. During the first nine months of fiscal year 2019, we returned $1.13 billion to shareholders through a combination of $855 million in share repurchases and $273 million in cash dividends. In November 2018, our board of directors authorized an additional $7.00 billion under our share repurchase program for a total of $7.94 billion available through the end of December 2022. We announced a 7% increase in our quarterly cash dividend to $0.16 per share from $0.15 per share, to be paid with our next quarterly cash dividend on December 21, 2018, to all shareholders of record on November 30, 2018. We intend to return an additional $3.00 billion to shareholders by the end of fiscal year 2020, which may begin in the fourth quarter of fiscal year 2019.
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
Convertible Notes
We had $3 million in principal of Convertible Notes outstanding as of October 28, 2018, which will mature on December 1, 2018. Holders may convert all or any portion of their Convertible Notes before the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of conversion conditions. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for further discussion.
Revolving Credit Facility
We have a Credit Agreement under which we may borrow up to $575 million for general corporate purposes and can obtain revolving loan commitments up to $425 million. As of October 28, 2018, we had not borrowed any amounts under this agreement.
Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of October 28, 2018, we had not issued any commercial paper.
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
Off-Balance Sheet Arrangements
As of October 28, 2018, we had no material off-balance sheet arrangements as defined by applicable SEC regulations.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment and Interest Rate Risk
Financial market risks related to investment and interest rate risk are described in our Annual Report on Form 10-K for the fiscal year ended January 28, 2018. As of October 28, 2018, there have been no material changes to the financial market risks described as of January 28, 2018.
Foreign Exchange Rate Risk
The impact of foreign currency transactions related to foreign exchange rate risk is described in our Annual Report on Form 10-K for the fiscal year ended January 28, 2018. As of October 28, 2018, there have been no material changes to the foreign exchange rate risks described as of January 28, 2018.
Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information.
ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of October 28, 2018, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Since the inception of our share repurchase program, we have repurchased an aggregate of 255 million shares under our share repurchase program for a total cost of $6.36 billion through October 28, 2018. All shares delivered from these repurchases have been placed into treasury stock.
In November 2018, the Board authorized an additional $7.00 billion under our share repurchase program and extended it through the end of December 2022. As of November 5, 2018, we were authorized to repurchase additional shares of our common stock up to $7.94 billion through December 2022.
For fiscal year 2019, we previously announced our plan to return $1.25 billion to shareholders. We now intend to return an additional $3.00 billion to shareholders by the end of fiscal year 2020, which may begin in the fourth quarter of fiscal year 2019.
The repurchases can be made in the open market, in privately negotiated transactions, or in structured share repurchase programs, and can be made in one or more larger repurchases. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.
The following table presents details of our share repurchase transactions during the third quarter of fiscal year 2019:

Period	Total Number of Shares Purchased (In thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (In thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In millions)
July 30, 2018 - August 26, 2018	116	$240.87	116	$1,133
August 27, 2018 - September 23, 2018	567	$266.07	567	$983
September 24, 2018 - October 28, 2018	82	$255.41	82	$962
Total	765		765

Transactions Related to our Convertible Notes and Note Hedges
During the third quarter of fiscal year 2019, we issued 485 thousand shares of our common stock upon settlement of $11 million in principal of Convertible Notes submitted for conversion. In connection with these conversions, we exercised a portion of our Note Hedges to acquire an equal number of shares of our common stock. The counterparty to the Note Hedges may be deemed an “affiliated purchaser” and may have purchased the shares of our common stock deliverable to us upon this exercise of our option. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the Convertible Notes and the Note Hedges.
Restricted Stock Unit Share Withholding
We also withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our employee equity incentive program. During the third quarter of fiscal year 2019, we withheld approximately 1.7 million shares at a total cost of $467 million through net share settlements. During the first nine months of fiscal year 2019, we withheld approximately 3.8 million shares at a total cost of $982 million through net share settlements. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plans.

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
Date: November 15, 2018

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)