Form 10-K
period 2019-01-27
NVIDIA CORP
filed 2019-02-21
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 27, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 27, 2018 was approximately $146.66 billion (based on the closing sales price of the registrant's common stock as reported by the Nasdaq Global Select Market on July 27, 2018). This calculation excludes 26 million shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant's outstanding common stock that have represented to the registrant that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.
The number of shares of common stock outstanding as of February 15, 2019 was 606 million.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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
All references to “NVIDIA,” “we,” “us,” “our” or the “Company” mean NVIDIA Corporation and its subsidiaries.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the filing date of this Annual Report on Form 10-K , and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
© 2019 NVIDIA Corporation. All rights reserved. NVIDIA, the NVIDIA logo, GeForce, Quadro, Tegra, Tesla, CUDA, GeForce Experience, GeForce NOW, GeForce RTX, Jetson, NVIDIA Clara, NVIDIA DGX, NVIDIA DRIVE, NVIDIA GameWorks, NVIDIA GRID, NVIDIA HGX, NVIDIA RTX, NVLink and SHIELD are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and/or other countries. Other company and product names may be trademarks of the respective companies with which they are associated. Features, pricing, availability, and specifications are subject to change without notice.

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
The GPU was initially used to simulate human imagination, enabling the virtual worlds of video games and films. Today, it also simulates human intelligence, enabling a deeper understanding of the physical world. Its parallel processing capabilities, supported by up to thousands of computing cores, are essential to running deep learning algorithms. This form of AI, in which software writes itself by learning from data, can serve as the brain of computers, robots and self-driving cars that can perceive and understand the world. GPU-powered deep learning continues to be adopted by thousands of enterprises to deliver services and features that would have been impossible with traditional coding.
NVIDIA has a platform strategy, bringing together hardware, system software, programmable algorithms, libraries, systems, and services to create unique value for the markets we serve. While the requirements of these end markets are diverse, we address them with a unified underlying architecture leveraging our GPUs and Compute Unified Device Architecture, or CUDA, as the fundamental building blocks. The programmable nature of our architecture allows us to support several multi-billion dollar end markets with the same underlying technology by using a variety of software stacks developed either internally or by third party developers and partners. The large and growing number of developers across our platforms strengthens our ecosystem and increases the value of our platform to our customers.
Innovation is at our core. We have invested over $17 billion in research and development since our inception, yielding inventions that are essential to modern computing. Our invention of the GPU in 1999 defined modern computer graphics and established NVIDIA as the leader in visual computing. With our introduction of the CUDA programming model in 2006, we opened the parallel processing capabilities of the GPU for general purpose computing. This approach significantly accelerates the performance of the most demanding applications in HPC in fields such as aerospace, bio-science research, mechanical and fluid simulations, and energy exploration. Today, our GPUs power the fastest supercomputers across the world. In addition, the massively parallel compute architecture of our GPUs and associated software have proven to be well suited for deep learning and are now expanding into machine learning, powering the era of AI. As the laws of physics have begun to slow down Moore’s Law, we continue to deliver GPU performance improvements ahead of Moore’s Law, giving the industry a path forward.
Gamers choose NVIDIA GPUs to enjoy immersive, increasingly cinematic virtual worlds. GPUs also help underpin the world’s fastest growing spectator sport, eSports, which attracts hundreds of millions of viewers to watch top-quality gaming. A rapidly growing new genre of Battle Royale games, such as Fortnite, is also expanding the gaming market.
Researchers use our GPUs to accelerate a wide range of important applications, from simulating viruses to exploring the origins of the universe. With support for more than 550 applications - including the top 15 HPC applications - NVIDIA GPUs enable some of the most promising areas of discovery, from weather prediction to materials science and from wind tunnel simulation to genomics. In 2018, NVIDIA GPUs powered the top two supercomputers in the world, located at Oak Ridge and Lawrence Livermore National Laboratories in the United States, as well as the top supercomputers in Europe and Japan. Five of the six finalists for the Gordon Bell Prize, awarded by the Association for Computing Machinery for outstanding achievement in the field of computing for applications in science, engineering and large-scale data science, did their work on the NVIDIA-powered top-two supercomputers.
The world’s leading cloud service providers use our GPUs to enable, accelerate or enrich the services they deliver to billions of end-users, including search, social networking, online shopping, live video, translation, AI assistants, navigation, and cloud computing.
A rapidly growing number of enterprises and startups use our GPUs to facilitate deep learning that meets, and in several cases surpasses, human perception, in fields ranging from radiology to precision agriculture. For example, the transportation industry is turning to our GPUs and AI to enable autonomous vehicles, or AVs, with several hundred companies and organizations working with NVIDIA’s DRIVE platform.

Professional designers use our GPUs to create visual effects in movies and design products ranging from soft drink bottles to commercial aircraft.
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Our Businesses
Our two reportable segments - GPU and Tegra Processor - are based on a single underlying architecture. Our GPU product brands are aimed at specialized markets including GeForce for gamers; Quadro for designers; Tesla and DGX for AI data scientists and big data researchers; and GRID for cloud-based visual computing users. Our Tegra brand integrates an entire computer onto a single chip, and incorporates GPUs and multi-core CPUs to drive supercomputing for autonomous robots, drones, and cars, as well as for game consoles and mobile gaming and entertainment devices.

GPU	∙	GeForce for PC gaming and mainstream PCs
	∙	GeForce NOW for cloud-based game-streaming service
	∙	Quadro for design professionals working in computer-aided design, video editing, special effects, and other creative applications
	∙	Tesla for AI utilizing deep learning and accelerated computing, leveraging the parallel computing capabilities of GPUs for general purpose computing
	∙	GRID to provide the power of NVIDIA graphics through the cloud and datacenters
	∙	DGX for AI scientists, researchers and developers

Tegra Processor	∙	Tegra processors are primarily designed to enable branded platforms - DRIVE and SHIELD
	∙	DRIVE AGX automotive supercomputers and software stacks that provide self-driving capabilities
	∙	Clara AGX for intelligent medical instruments
	∙	SHIELD devices and services designed to harness the power of mobile-cloud to revolutionize home entertainment, AI and gaming
	∙	Jetson AGX is a power-efficient AI computing platform for robotics and other embedded use
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
Our gaming platforms utilize sophisticated 3D software and algorithms, including our GameWorks libraries that provide special effects for games. We further enhance gaming with GeForce Experience, our gaming application that optimizes the PC user’s settings for each title and enables players to record and share gameplay. It has been downloaded by more than 100 million users.
To enable VR, we provide developers with a suite of software libraries called VRWorks. VRWorks allows developers to create fully immersive experiences by enabling physically realistic visuals, sound, touch interactions, and simulated environments. VR requires advanced high-performance GPUs as the engine to simulate complete immersion.
Our products for the gaming market include GeForce RTX and GeForce GTX GPUs for PC gaming, SHIELD devices for gaming and streaming, GeForce NOW for cloud-based gaming, as well as platforms and development services for specialized console gaming devices.

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
Our brand for this market is Quadro for workstations. Quadro GPUs enhance the productivity of designers by improving performance and adding functionality, such as photorealistic rendering, high color fidelity, and advanced scalable display capabilities. During fiscal year 2019, we introduced the NVIDIA RTX platform, making it possible to render film-quality, photorealistic objects and environments with physically accurate shadows, reflections and refractions using ray tracing in real-time.
Datacenter
The NVIDIA accelerated computing platform addresses AI and HPC applications. The platform consists of our energy efficient GPUs, our CUDA programming language, specific libraries such as cuDNN and TensorRT, and innovations such as NVLink, which enables application scalability across multiple GPUs.
In the field of AI, NVIDIA’s platform accelerates both deep learning and machine learning workloads. Deep learning is a computer science approach where neural networks are trained to recognize patterns from massive amounts of data in the form of images, sounds and text - in some instances better than humans. Machine learning is a related approach that leverages algorithms as well as data to learn how to make determinations or predictions, often used in data science. HPC, also referred to as scientific computing, uses numerical computational approaches to solve large and complex problems. For both AI and HPC applications, the NVIDIA accelerated computing platform greatly increases the performance and power efficiency of high-performance computers and datacenters, as GPUs excel at parallel workloads. For example, an NVIDIA GPU-accelerated machine learning cluster for data science is 1/8 the cost, 1/15 the space, and 1/18 the power of a traditional CPU-based cluster.
We are engaged with thousands of organizations working on AI in a multitude of industries, from automating tasks such as reading medical images, to enabling fraud detection in financial services, to optimizing oil exploration and drilling. These organizations include the world’s leading cloud services companies such as Amazon, Baidu, and Facebook, which are infusing AI in applications that enable highly accurate voice recognition and real-time translation; enterprises that are increasingly turning to AI to improve products and services; and startups seeking to implement AI in transformative ways across multiple industries. We have partnered with industry leaders such as IBM, Microsoft, Oracle, and SAP to bring AI to enterprise users. We also have partnerships in healthcare and manufacturing, among others, to accelerate the adoption of AI.
To enable deep learning and machine learning, we provide a family of GPUs designed to speed up training and inferencing of neural networks. They are available in industry standard servers from every major computer maker worldwide, including Cisco, Dell, HP, Inspur, and Lenovo; from every major cloud service provider such as Alicloud, Amazon Web Services, Baidu Cloud, Google Cloud, IBM Cloud, Microsoft Azure, and Oracle Cloud; as well as in our DGX AI supercomputer, a purpose-built system for deep learning and GPU accelerated applications. DGX delivers performance equal to hundreds of conventional servers, comes fully integrated with hardware, software, development tools, support for AI frameworks, and runs popular accelerated applications. We also offer the NVIDIA GPU Cloud, or NGC, a comprehensive catalog of easy-to-use, optimized software stacks across a range of domains including scientific computing, deep learning, and machine learning. With NGC,

AI developers, researchers and data scientists can get started with the development of AI and HPC applications and deploy them on DGX systems, NGC-ready workstations or servers from our systems partners, or with NVIDIA’s cloud partners such as Amazon, Google Cloud, Microsoft Azure, or Oracle Cloud.
GPUs also increase the speed of applications used in such fields as aerospace, bio-science research, mechanical and fluid simulations, and energy exploration. They have already had a significant impact on scientific discovery, including improving heart surgery, mapping human genome folds, seismic modeling, and weather simulations.
Accelerated computing is recognized as the path forward for computing amid the slowing of Moore’s Law. The proportion of supercomputers utilizing accelerators has grown sharply over the past five years, now accounting for a significant proportion of both the total systems on the TOP500 list, which ranks the 500 most powerful commercially available computer systems, and the list’s total floating-point operations per second. Tesla GPU accelerators power many of the world’s fastest supercomputers, including the U.S. Department of Energy’s new generation of supercomputers, Summit and Sierra, at Oak Ridge and Lawrence Livermore National Laboratories, Europe’s fastest supercomputer - Piz Daint - in Switzerland, and Japan’s fastest supercomputer, ABCI.
We also serve the datacenter market with GRID for virtualized graphics. GRID makes it possible to run graphics-intensive applications remotely on a server in the datacenter. Applications include accelerating virtual desktop infrastructures and delivering graphics-intensive applications from the cloud for industries such as manufacturing, healthcare, and educational institutions, among others.
Automotive
NVIDIA’s Automotive market is comprised of cockpit infotainment solutions, AV platforms, and associated development agreements. Leveraging our technology leadership in AI and building on our long-standing automotive relationships, we are delivering a full solution for the AV market under the DRIVE brand. NVIDIA has demonstrated multiple applications of AI within the car. AI can drive the car itself as a pilot, in either partial or fully autonomous mode. AI can also be a co-pilot, assisting the human driver in creating a safer driving experience.
NVIDIA is working with several hundred partners in the automotive ecosystem including automakers, truck makers, tier-one suppliers, sensor manufacturers, automotive research institutions, HD mapping companies, and startups to develop and deploy AI systems for self-driving vehicles. Our unified AI computing architecture starts with training deep neural networks using our Tesla GPUs, and then running them within the vehicle on the NVIDIA DRIVE computing platform. The platform consists of high-performance, energy efficient hardware - DRIVE AGX, and open, modular software - including DRIVE AV for autonomous driving and DRIVE IX for in-vehicle AI assistance. In addition, we offer a scalable simulation solution, NVIDIA DRIVE Constellation, for testing and validating a self-driving platform before commercial deployment. This end-to-end, software-defined approach allows cars to receive over-the-air updates to add new features and capabilities throughout the life of a vehicle.
NVIDIA DRIVE can perceive and understand in real-time what's happening around the vehicle, precisely locate itself on an HD map, and plan a safe path forward. This advanced self-driving car platform combines deep learning, sensor fusion, and surround vision to change the driving experience. Our DRIVE platform scales from a palm-sized, energy-efficient module for automated highway-driving capabilities to a configuration with multiple systems aimed at enabling driverless cars. Our Xavier SoC, which started shipping in 2018, enables vehicles to use deep neural networks to process data from multiple cameras and sensors. It powers the DRIVE AutoPilot, the first commercially available Level 2+ automated driving system, combining the DRIVE AV self-driving solution with the DRIVE IX cockpit software, including a visualization system for allowing the driver to see what the car sees and plans to do.
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
Extending our technology and platform leadership in AI. We provide a complete, end-to-end GPU computing platform for deep learning and machine learning, addressing both training and inferencing. This includes GPUs, our CUDA programming language, algorithms, libraries, and system software. GPUs are uniquely suited to AI, and we will continue to add AI-specific features to our GPU architecture to further extend our leadership position. Our AI technology leadership is reinforced by our large and expanding ecosystem in a virtuous cycle. Our GPU platforms are available from virtually every major server maker and cloud service provider, as well as on our own AI supercomputer. There are over 1.2 million developers worldwide using CUDA and our other software tools to help deploy our technology in our target markets. We evangelize AI through partnerships with hundreds of universities and more than 3,600 startups through our Inception program. Additionally, our Deep Learning Institute provides instruction on the latest techniques on how to design, train, and deploy neural networks in applications using our accelerated computing platform.
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
To encourage the development of applications optimized for our GPUs, we seek to establish and maintain strong relationships in the software development community. Engineering and marketing personnel engage with key software developers to promote and discuss our platforms, as well as to ascertain individual product requirements and solve technical problems. Our developer program makes our products available to developers prior to launch in order to encourage the development of AI frameworks, Software Development Kits, and Application Programming Interfaces, or APIs, for software applications and game titles that are optimized for our platforms. Our Deep Learning Institute provides in-person and online training for developers in industries and organizations around the world to build AI and accelerated computing applications that leverage our GPU and CUDA platforms. We now have over 700 thousand registered developers across our platforms, including accelerated computing, gaming, deep learning, autonomous machines, and others.
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
Seasonality
Our GPU and Tegra processor platforms serve many markets from consumer PC gaming to enterprise workstations to government and cloud service provider datacenters, although a majority of our revenue stems from the consumer industry. Our consumer products have typically seen stronger revenue in the second half of our fiscal year. However, there can be no assurance that this trend will continue; for example, in fiscal year 2019 second half revenue was weaker than the first half.
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
We utilize industry-leading suppliers, such as Taiwan Semiconductor Manufacturing Company Limited and Samsung Electronics Co. Ltd, to produce our semiconductor wafers. We then utilize independent subcontractors, such as Advanced Semiconductor Engineering, Inc., Amkor Technology, BYD Auto Co. Ltd., Hon Hai Precision Industry Co., Ltd., JSI Logistics Ltd., King Yuan Electronics Co., Ltd., and Siliconware Precision Industries Company Ltd. to perform assembly, testing, and packaging of most of our products and platforms. We purchase substrates from IbidenCo. Ltd., Kinsus Interconnect Technology Corporation, and Unimicron Technology Corporation, and memory from Micron Technology, Samsung Semiconductor, Inc., and SK Hynix.
We typically receive semiconductor products from our subcontractors, perform incoming quality assurance and configuration, and then ship the semiconductors to contract equipment manufacturers, or CEMs, distributors, motherboard and AIB customers from our third-party warehouse in Hong Kong. Generally, these manufacturers assemble and test the boards based on our design kit and test specifications, and then ship our products to retailers, system builders, or OEMs as motherboard and AIB solutions.
We also utilize industry-leading contract manufacturers, or CMs, such as BYD and Hon Hai Precision Industry Co., and ODMs such as Quanta Computer and Wistron Corporation, to manufacture some of our products for sale directly to end customers. In those cases, key elements such as the GPU, SOC and memory are often consigned by us to the CMs, who are responsible for the procurement of other components used in the production process.
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

Our existing cash, cash equivalents and marketable securities balances increased by 4% to $7.42 billion at the end of fiscal year 2019 compared with the end of fiscal year 2018.
Competition
The market for our products is intensely competitive and is characterized by rapid technological change and evolving industry standards. We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and partners and distribution channels, software support, conformity to industry standard APIs, manufacturing capabilities, processor pricing, and total system costs. We believe that our ability to remain competitive will depend on how well we are able to anticipate the features and functions that customers and partners will demand and whether we are able to deliver consistent volumes of our products at acceptable levels of quality and at competitive prices. We expect competition to increase from both existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products. In addition, it is possible that new competitors or alliances among competitors could emerge and acquire significant market share.
A significant source of competition comes from companies that provide or intend to provide GPUs, embedded SOCs, and accelerated and AI computing processor products. Some of our competitors may have greater marketing, financial, distribution and manufacturing resources than we do and may be more able to adapt to customer or technological changes.
Our current competitors include:

•
suppliers or licensors of discrete and integrated GPUs and accelerated computing solutions, including chipsets that incorporate 3D graphics, or HPC or accelerated computing functionality as part of their solutions or platforms, such as Advanced Micro Devices, or AMD, Intel Corporation, or Intel, and Xilinx, Inc.; and

•
suppliers of SOC products that are embedded into automobiles, autonomous machines, and gaming devices, such as Ambarella, Inc., AMD, Broadcom Inc., Intel, Qualcomm Incorporated, Renesas Electronics Corporation, Samsung, Texas Instruments Incorporated, and Xilinx Inc.

Patents and Proprietary Rights
We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements, and licensing arrangements to protect our intellectual property in the United States and internationally. Our currently issued patents have expiration dates from February 2019 to February 2038. We have numerous patents issued, allowed, and pending in the United States and in foreign jurisdictions. Our patents and pending patent applications primarily relate to our products and the technology used in connection with our products. We also rely on international treaties, organizations, and foreign laws to protect our intellectual property. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as the laws of the United States. This decreased protection makes the possibility of piracy of our technology and products more likely. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as:

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
Employees
As of January 27, 2019, we had 13,277 employees, 9,486 of whom were engaged in research and development and 3,791 of whom were engaged in sales, marketing, operations, and administrative positions.
Environmental Regulatory Compliance
To date, we have not incurred significant expenses related to environmental regulatory compliance matters.

Executive Officers of the Registrant
The following sets forth certain information regarding our executive officers, their ages and positions as of February 15, 2019:

Name	Age	Position
Jen-Hsun Huang	55	President and Chief Executive Officer
Colette M. Kress	51	Executive Vice President and Chief Financial Officer
Ajay K. Puri	64	Executive Vice President, Worldwide Field Operations
Debora Shoquist	64	Executive Vice President, Operations
Timothy S. Teter	52	Executive Vice President and General Counsel
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
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through our web site, http://www.nvidia.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The SEC’s website, http://www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our web site and the information on it or connected to it are not a part of this Annual Report on Form 10-K.
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

•
a failure to develop, obtain or successfully implement high quality, leading-edge process technologies, including transitions to smaller geometry process technologies such as advanced process node technologies and memory designs needed to manufacture our products profitably or on a timely basis;

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
Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, outages at cloud service providers, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, cyber-attacks, terrorist attacks, medical epidemics or pandemics and other natural or man-made disasters, catastrophic events or climate change. The occurrence of any of these disruptions could harm our business and result in significant losses, a decline in revenue and an increase in our costs and expenses. Any of these business disruptions could require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations, finished goods inventory, and some of our suppliers are located in Asia, near major earthquake faults known for seismic activity. In addition, a large portion of our current datacenter capacity is located in California, making our operations vulnerable to natural disasters or other business disruptions occurring in these geographical areas. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including Taiwan, China, and Korea. Geopolitical change or changes in government regulations and policies in the United States or abroad also may result in changing regulatory requirements, trade policies, import duties and economic disruptions that could impact our operating strategies, product demand, access to global markets, hiring, and profitability. In particular, revisions to laws or regulations or their interpretation and enforcement could result in increased taxation, trade sanctions, the imposition of import duties or tariffs, restrictions and controls on imports or exports, or other retaliatory actions, which could have an adverse effect on our business plans. For example, regulations to implement the Export Control Reform Act of 2018 could have an adverse effect on our business plans. Catastrophic events can also have an impact on third-party vendors who provide us critical infrastructure services for IT and research and development systems and personnel. Our operations could be harmed if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, high heat events or water shortages, information technology system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our third-party foundries and other suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown. In the event a major earthquake or other disaster or catastrophic event affects us or the third-party systems on which we rely, our business could be harmed as a result of declines in revenue, increases in expenses, substantial expenditures and time spent to fully resume operations.
If we fail to estimate customer demand properly, our financial results could be harmed.
We manufacture our GPUs and Tegra processors based on estimates of customer demand and requirements. We sell many of our products through a channel model, and our channel customers sell to retailers, distributors, and/or end customers. As a result, the decisions made by our channel partners, retailers, and distributors in response to changing market conditions and the changing demand for our products could impact our financial results. In order to have shorter shipment lead times and quicker delivery schedules for our customers, we may build inventories for anticipated periods of growth which do not occur, may build inventory anticipating demand that does not materialize, or may build inventory to serve what we believe is pent-up demand. Such decisions may and have resulted in prolonged channel sell-through, as we experienced with our mid-range gaming GPUs in fiscal year 2019. In estimating demand, we make multiple assumptions, any of which may prove to be incorrect. Situations that may result in excess or obsolete inventory include:

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
We conduct our business worldwide and we have offices in various countries outside of the United States. Our semiconductor wafers are manufactured, assembled, tested and packaged by third parties located outside of the United States. We also generate a significant portion of our revenue from sales outside the United States. We allocate revenue to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. Revenue from sales outside of the United States accounted for 87% of total revenue for each of fiscal years 2019, 2018, and 2017. Revenue from billings to China, including Hong Kong, was 24% of our revenue for fiscal year 2019, even if our customers' revenue is attributable to end customers that are located in a different location. Additionally, as of January 27, 2019, approximately 46% of our employees were located outside of the United States. The global nature of our business subjects us to a number of risks and uncertainties, which could have a material adverse effect on our business, financial condition and results of operations, including:

•
international economic and political conditions, including as a result of the United Kingdom's vote to withdraw from the European Union, and other political tensions between countries in which we do business;

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
If our sales outside of the United States are delayed or cancelled because of any of the above factors, our revenue may be negatively impacted.
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
We currently and may in the future face legal, administrative and regulatory proceedings, claims, demands and/or investigations involving shareholder, consumer, competition and/or other issues relating to our business on a global basis. For example, multiple securities litigation claims have recently been filed against us and certain of our officers based on the dissemination of allegedly false and misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand. In addition, a stockholder, purporting to act on behalf of the Company, filed a derivative lawsuit seeking to assert claims on behalf of the Company against the members of our board of directors and certain officers based on the dissemination of allegedly false and misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand.
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
In addition, the laws and regulations our business is subject to are complex, and change frequently. We may be required to incur significant expense to comply with, or remedy violations of, these regulations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our headquarters complex is located in Santa Clara, California. It includes ten leased commercial buildings totaling 981,389 square feet, and real property that we own totaling 1,257,346 square feet. Our owned property consists of two commercial buildings on 36 acres of land. In addition, we also lease datacenter space in Santa Clara, California.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Select Market under the symbol NVDA. Public trading of our common stock began on January 22, 1999. Prior to that, there was no public market for our common stock. As of February 15, 2019, we had approximately 317 registered shareholders, not including those shares held in street or nominee name.
Issuer Purchases of Equity Securities
Beginning August 2004, our Board of Directors authorized us to repurchase our stock.
Since the inception of our share repurchase program, we have repurchased an aggregate of 260 million shares for a total cost of $7.08 billion through January 27, 2019. All shares delivered from these repurchases have been placed into treasury stock.
In November 2018, the Board authorized an additional $7.00 billion under our share repurchase program and extended it through the end of December 2022. As of January 27, 2019, we were authorized to repurchase additional shares of our common stock up to $7.24 billion.
We intend to return $3.00 billion to shareholders by the end of fiscal year 2020, including $700 million of share repurchases we made in the fourth quarter of fiscal year 2019.
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

The following table presents details of our share repurchase transactions during the fourth quarter of fiscal year 2019:

Period	Total Number of Shares Purchased (In thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (In thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In billions)
October 29, 2018 - November 25, 2018	123	$195.72	123	$7.94
November 26, 2018 - December 23, 2018	3,304	$142.05	3,304	$7.47
December 24, 2018 - January 27, 2019	1,777	$129.87	1,777	$7.24
Total	5,204		5,204
Transactions Related to our 1.00% Convertible Senior Notes Due 2018 and Note Hedges
During fiscal year 2019, we issued an aggregate of 714 thousand shares of our common stock upon settlement of $16 million in principal amount of 1.00% Convertible Senior Notes Due 2018, or the Convertible Notes, submitted for conversion. In connection with these conversions, we exercised a portion of our Note Hedges to acquire an equal number of shares of our common stock. The counterparty to the Note Hedges may be deemed an “affiliated purchaser” and may have purchased the shares of our common stock deliverable to us upon this exercise of our option. Refer to Note 11 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion regarding the Convertible Notes and the Note Hedges.
Restricted Stock Unit Share Withholding
We also withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our employee equity incentive program. During fiscal year 2019, we withheld approximately 4 million shares at a total cost of $1.03 billion through net share settlements. Refer to Note 3 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion regarding our equity incentive plans.

Stock Performance Graphs
The following graph compares the cumulative total shareholder return for our common stock, the S&P 500 Index, and the Nasdaq 100 Index for the five years ended January 27, 2019. The graph assumes that $100 was invested on January 26, 2014 in our common stock and in each of the S&P 500 Index and the Nasdaq 100 Index. Our common stock is a component of each of the presented indices. Total return assumes reinvestment of dividends in each of the indices indicated. Total return is based on historical results and is not intended to indicate future performance.
*$100 invested on 1/26/14 in stock and in indices, including reinvestment of dividends.
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

	1/26/2014	1/25/2015	1/31/2016	1/29/2017	1/28/2018	1/27/2019
NVIDIA Corporation	$100.00	$135.49	$194.78	$750.36	$1,639.87	$1,082.30
S&P 500	$100.00	$111.92	$108.84	$127.84	$158.41	$151.70
Nasdaq 100	$100.00	$119.26	$124.52	$150.83	$207.18	$208.13

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Consolidated Statements of Income data for fiscal years 2019, 2018, and 2017 and the Consolidated Balance Sheets data as of January 27, 2019 and January 28, 2018 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Part IV, Item 15 in this Annual Report on Form 10-K. We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2019, 2018, 2017, and 2015 were 52-week years and fiscal year 2016 was a 53-week year.

	Year Ended
	January 27, 2019	January 28, 2018	January 29, 2017	January 31, 2016 (A)	January 25, 2015
Consolidated Statements of Income Data:	(In millions, except per share data)
Revenue	$11,716	$9,714	$6,910	$5,010	$4,682
Income from operations	$3,804	$3,210	$1,934	$747	$759
Net income	$4,141	$3,047	$1,666	$614	$631
Net income per share:
Basic	$6.81	$5.09	$3.08	$1.13	$1.14
Diluted	$6.63	$4.82	$2.57	$1.08	$1.12
Weighted average shares used in per share computation:
Basic	608	599	541	543	552
Diluted	625	632	649	569	563

	Year Ended
	January 27, 2019 (B,C)	January 28, 2018 (B,C)	January 29, 2017 (B,C)	January 31, 2016 (B)	January 25, 2015
Consolidated Balance Sheets Data:	(In millions, except per share data)
Cash, cash equivalents and marketable securities	$7,422	$7,108	$6,798	$5,037	$4,623
Total assets	$13,292	$11,241	$9,841	$7,370	$7,201
Debt obligations	$1,988	$2,000	$2,779	$1,413	$1,384
Convertible debt conversion obligation	$—	$—	$31	$87	$—
Total shareholders’ equity	$9,342	$7,471	$5,762	$4,469	$4,418
Cash dividends declared and paid per common share (D)	$0.610	$0.570	$0.485	$0.395	$0.340

(A)	In fiscal year 2016, we began the wind down of our Icera modem operations. As a result, our income from operations for fiscal year 2016 included $131 million of restructuring and other charges.

(B)
In fiscal year 2014, we issued Convertible Notes in the aggregate principal amount of $1.50 billion. The Convertible Notes first became convertible as of February 1, 2016 and matured on December 1, 2018. Refer to Note 11 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.

(C)
In fiscal year 2017, we issued $1.00 billion of the Notes Due 2021, and $1.00 billion of the Notes Due 2026. Interest on the Notes is payable on March 16 and September 16 of each year, beginning on March 16, 2017. Refer to Note 11 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.

(D)
In November 2012, we initiated a quarterly dividend payment of $0.075 per share, or $0.30 per share on an annual basis. In May 2015, we increased the quarterly cash dividend to $0.0975 per share, or $0.39 per share on an annual basis. In November 2015, we increased the quarterly cash dividend to $0.115 per share, or $0.46 per share on an annual basis. In November 2016, we increased the quarterly cash dividend to $0.14 per share, or $0.56 per share on an annual basis. In November 2017, we increased the quarterly cash dividend to $0.15 per share, or $0.60 per share on an annual basis. In November 2018, we increased the quarterly cash dividend to $0.16 per share, or $0.64 per share on an annual basis.

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
Our GPU product brands are aimed at specialized markets including GeForce for gamers; Quadro for designers; Tesla and DGX for AI data scientists and big data researchers; and GRID for cloud-based visual computing users. Our Tegra brand integrates an entire computer onto a single chip, and incorporates GPUs and multi-core CPUs to drive supercomputing for autonomous robots, drones, and cars, as well as for game consoles and mobile gaming and entertainment devices.
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Recent Developments, Future Objectives and Challenges
Fiscal Year 2019 Summary

	Year Ended
	January 27, 2019	January 28, 2018	Change
	($ in millions, except per share data)
Revenue	$11,716	$9,714	Up 21%
Gross margin	61.2%	59.9%	Up 130 bps
Operating expenses	$3,367	$2,612	Up 29%
Income from operations	$3,804	$3,210	Up 19%
Net income	$4,141	$3,047	Up 36%
Net income per diluted share	$6.63	$4.82	Up 38%
Revenue for fiscal year 2019 increased 21% year over year, reflecting growth in each of our market platforms - gaming, professional visualization, datacenter, and automotive. GPU business revenue was $10.17 billion, up 25% from a year earlier. Tegra Processor business revenue - which includes automotive, SOC modules for gaming platforms, and embedded edge AI platforms - was $1.54 billion, up slightly from a year ago.
Gaming revenue was $6.25 billion, up 13% from a year ago driven by growth in gaming GPUs. Gaming GPU growth was fueled by Turing-based GPUs for desktops and by gaming notebooks based on our Max-Q technology. We experienced significant volatility in our Gaming revenue during fiscal year 2019. We believe demand for our desktop gaming GPU products used by end users for cryptocurrency mining and its after-effects have distorted trends in Gaming revenue. We also believe that deteriorating macroeconomic conditions, particularly in China have impacted consumer demand for our GeForce gaming GPU products. In addition, sales of certain high-end GeForce gaming GPUs using our new Turing architecture that we released during fiscal year 2019 were lower than we expected for the launch of a new architecture. As a result, during a portion of fiscal year 2019, we shipped a higher amount of desktop gaming GPU products relative to where end user demand turned out to be and subsequently compensated by shipping a lower amount of desktop gaming GPU products relative to end user demand to allow the channel to work down that inventory. For fiscal year 2020, we expect our Gaming revenue to be slightly down compared to fiscal year 2019, with expected growth from sales of Turing-based GPU products and notebook GPU products partially offsetting decreases that we believe were caused by the previously-noted factors.
Professional visualization revenue was $1.13 billion, up 21% from a year earlier driven by strength across both desktop and mobile workstation products.
Datacenter revenue was $2.93 billion, up 52% from a year ago, led by strong sales of our Volta architecture-based products, including NVIDIA Tesla V100 and DGX systems. Toward the end of fiscal year 2019, we believe that customers across broad-based vertical markets and geographies became increasingly cautious due to economic uncertainty, and a number of

Datacenter deals did not close. While we believe the pause is temporary, our visibility remains relatively low and we do not expect a meaningful recovery in the Datacenter market until later in fiscal year 2020.
Automotive revenue of $641 million was up 15% from a year earlier, driven by infotainment modules, production DRIVE platforms, and development agreements with automotive companies.
OEM and IP revenue was $767 million, down 1% from a year ago, driven by the absence of Intel licensing revenue, which concluded in the first quarter of fiscal year 2018. Revenue from cryptocurrency-specific products in fiscal years 2019 and 2018 was $306 million and $273 million, respectively. We expect revenue from cryptocurrency-specific products to be negligible going forward.
Gross margin for fiscal year 2019 was 61.2%, compared with 59.9% a year earlier, which reflects our continued shift toward higher-value platforms, which more than offset the impact of approximately $128 million in charges for excess DRAM and other components we recorded in the fourth quarter of fiscal year 2019 and a charge of $57 million we recorded during the third quarter of fiscal year 2019 related to prior architecture components and chips.
Operating expenses for fiscal year 2019 were $3.37 billion, up 29% from a year earlier, reflecting primarily employee additions and increases in employee compensation and other related costs, including infrastructure costs.
Income from operations for fiscal year 2019 was $3.80 billion, up 19% from a year earlier. Net income and net income per diluted share for fiscal year 2019 were $4.14 billion and $6.63, respectively, up 36% and 38%, respectively, from a year earlier, fueled primarily by revenue growth and improved gross margin, as well as the impact of the U.S. tax reform benefit.
During fiscal year 2019, we returned $1.95 billion to shareholders through a combination of $1.58 billion in share repurchases and $371 million in quarterly cash dividends. We intend to return $3.00 billion to shareholders by the end of fiscal year 2020, including $700 million of share repurchases we made in the fourth quarter of fiscal year 2019.
Cash, cash equivalents and marketable securities were $7.42 billion as of January 27, 2019, compared with $7.11 billion as of January 28, 2018. The increase was primarily related to the increase in net income, partially offset by changes in working capital and the increases in stock repurchases, dividends and taxes paid related to restricted stock units.
GPU Business
During fiscal year 2019, for gaming, we announced NVIDIA RTX - a computer graphics technology using our Turing architecture that produces movie-quality images in real time using ray tracing and AI. During the year, we released many new GeForce RTX desktop gaming GPU products, including RTX 2080Ti, 2080, 2070 and 2060, as well as many new Max-Q GeForce gaming notebook GPU products - the most recent of which are powered by RTX GPUs.
For our professional visualization platform, we announced the Quadro GV100 GPU with RTX technology, making real-time ray tracing possible on professional design and content creation applications. We also unveiled the Quadro RTX series, which is designed to revolutionize the workflow of designers and artists on the desktop, and announced the NVIDIA CUDA-accelerated REDCODE RAW decode SDK, enabling developers and studios to edit 8K video.
For our datacenter platform, we unveiled many advances to our deep learning computing platform - including NVIDIA Tesla V100 GPUs with 32GB memory, NVIDIA NVSwitch GPU interconnect fabric, the NVIDIA DGX-2 and HGX-2 for AI and HPC, the NVIDIA RTX Server, and TensorRT 4 AI inference accelerator software. In addition, we introduced RAPIDS, an open-source GPU-acceleration platform for data science and machine learning, launched the NVIDIA T4 cloud GPU and NVIDIA TensorRT Hyperscale Inference Platform for advanced acceleration in hyperscale datacenters, announced GPU acceleration for Kubernetes to facilitate enterprise inference deployment on multi-cloud GPU clusters, and announced that five of the world’s seven fastest supercomputers are powered by NVIDIA GPUs.
Tegra Processor Business
During fiscal year 2019, for the automotive market, we introduced the NVIDIA DRIVE AutoPilot Level 2+ automated driving system, announced NVIDIA DRIVE AGX design wins with Toyota, Volvo Cars and Isuzu Motors, and announced that Daimler and Bosch have selected NVIDIA’s DRIVE platform to bring automated and driverless vehicles to city streets. We also began production of our Xavier single-chip autopilot SOC, started shipping the NVIDIA DRIVE AGX Xavier developer kit, and introduced the NVIDIA DRIVE Constellation server with DRIVE Sim software to safely test drive autonomous vehicles over billions of miles in virtual reality by leveraging NVIDIA GPUs and NVIDIA DRIVE Pegasus.
In addition, we launched the NVIDIA Jetson AGX Xavier module to help build the next-generation of autonomous machines and announced that Yamaha Motor Co. will use NVIDIA to power its upcoming lineup of autonomous machines.

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
The overall net effect on our gross margin from inventory provisions and sales of items previously written down was an unfavorable impact of 2.0% in fiscal year 2019 and insignificant in fiscal years 2018 and 2017. The higher amount of charges we took to cost of sales for inventory provisions during fiscal year 2019 were primarily related to excess DRAM, other components, and prior architecture components and chips, whereas the charges we took during fiscal years 2018 and 2017 were primarily related to the write-off of excess quantities of GPU and Tegra products whose inventory levels were higher than our updated forecasts of future demand for those products. As a fabless semiconductor company, we must make commitments to purchase inventory based on forecasts of future customer demand. In doing so, we must account for our third-party manufacturers' lead times and constraints. We also adjust to other market factors, such as product offerings and pricing actions by our competitors, new product transitions, and macroeconomic conditions - all of which may impact demand for our products.
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
As of January 27, 2019, we had a valuation allowance of $562 million related to state and certain foreign deferred tax assets that management determined are not likely to be realized due to projections of future taxable income and potential utilization limitations of tax attributes acquired as a result of stock ownership changes. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period.
We recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense.
The TCJA, which was enacted in December 2017, significantly changed U.S. tax law, including a reduction of the U.S. federal corporate income tax rate from 35% to 21%, a requirement for companies to pay a one-time transition tax on the earnings of certain foreign subsidiaries that were previously tax deferred, and the creation of new taxes (global intangible low-taxed income, or GILTI) on certain foreign-source earnings. As a fiscal year-end taxpayer, certain provisions of the TCJA began to impact us in the fourth quarter of fiscal year 2018, while other provisions impacted us beginning in fiscal year 2019. The SEC had provided guidance in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed companies to record provisional amounts during a measurement period up to one year from the enactment date. As of January 27, 2019, we completed our accounting for all of the enactment-date income tax effects of the TCJA and elected to account for GILTI in deferred taxes. Refer to Note 13 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information specific to accounting for income taxes and the impacts from the enactment of the TCJA.
Goodwill
Goodwill is subject to our annual impairment test during the fourth quarter of our fiscal year, or earlier, if indicators of potential impairment exist, using either a qualitative or a quantitative assessment. Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value. We have identified two reporting units, GPU and Tegra Processor, for the purposes of completing our goodwill analysis. Goodwill assigned to the GPU and Tegra Processor reporting units as of January 27, 2019 was $210 million and $408 million, respectively. Determining the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. We also make judgments and assumptions in allocating assets and liabilities to each of our reporting units. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.
During the fourth quarter of fiscal year 2019, we used the qualitative assessment to test goodwill for impairment for each reporting unit and concluded there was no impairment.
Refer to Note 5 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
Cash Equivalents and Marketable Securities
Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist of highly liquid debt investments with maturities greater than three months when purchased. We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. All of our available-for-sale debt investments are subject to a periodic impairment review. We record a charge to earnings when a decline in fair value is significantly below cost basis and judged to be other-than-temporary, or have other indicators of impairments.
We performed an impairment review of our debt investment portfolio as of January 27, 2019. We concluded that our debt investments were appropriately valued and that no other-than-temporary impairment charges were necessary on our portfolio of available-for-sale debt investments as of January 27, 2019.
Refer to Notes 7 and 8 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
Stock-based Compensation
Our stock-based compensation expense is associated with restricted stock units, or RSUs, performance stock units that are based on our corporate financial performance targets, or PSUs, performance stock units that are based on market conditions, or market-based PSUs, and our employee stock purchase plan. The number of PSUs and market-based PSUs that will ultimately be awarded is contingent on the Company’s level of achievement compared with the corporate financial performance target established by our Compensation Committee in the beginning of each fiscal year.
Refer to Notes 1 and 3 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
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

	Year Ended
	January 27, 2019	January 28, 2018	January 29, 2017
Revenue	100.0%	100.0%	100.0%
Cost of revenue	38.8	40.1	41.2
Gross profit	61.2	59.9	58.8
Operating expenses:
Research and development	20.3	18.5	21.2
Sales, general and administrative	8.5	8.4	9.6
Total operating expenses	28.7	26.9	30.8
Income from operations	32.5	33.0	28.0
Interest income	1.2	0.7	0.8
Interest expense	(0.5)	(0.6)	(0.8)
Other, net	0.1	(0.2)	(0.4)
Total other income (expense)	0.8	(0.1)	(0.4)
Income before income tax expense	33.3	32.9	27.6
Income tax expense (benefit)	(2.1)	1.5	3.5
Net income	35.3%	31.4%	24.1%
Revenue
Revenue by Reportable Segments

	Year Ended				Year Ended
	January 27, 2019	January 28, 2018	$ Change	% Change	January 28, 2018	January 29, 2017	$ Change	% Change
	($ in millions)				($ in millions)
GPU	$10,175	$8,137	$2,038	25%	$8,137	$5,822	$2,315	40%
Tegra Processor	1,541	1,534	7	—%	1,534	824	710	86%
All Other	—	43	(43)	(100)%	43	264	(221)	(84)%
Total	$11,716	$9,714	$2,002	21%	$9,714	$6,910	$2,804	41%
GPU Business. GPU business revenue increased by 25% in fiscal year 2019 compared to fiscal year 2018. This increase was due primarily to 18% growth in sales of GeForce GPU products for gaming, driven by initial sales of Turing-based GPUs for desktops and by high-performance notebooks based on our Max-Q technology. Datacenter revenue, including Tesla, GRID and DGX, increased 52%, reflecting strong sales of our Volta architecture products, including NVIDIA Tesla V100 and DGX systems. Revenue from Quadro GPUs for professional visualization increased 21% due primarily to higher sales across desktop and mobile workstation products. Our PC OEM revenue decreased by 1% driven by the absence of Intel licensing revenue in fiscal year 2019. Revenue from cryptocurrency-specific products in fiscal years 2019 and 2018 was $306 million and $273 million, respectively. We expect cryptocurrency-related revenue to be negligible going forward.
GPU business revenue increased by 40% in fiscal year 2018 compared to fiscal year 2017 led by growth in gaming, datacenter and professional visualization. Revenue from sales of GeForce GPU products for gaming increased over 20%, reflecting continued strong demand for our Pascal-based GPU products. Datacenter revenue, including Tesla, GRID and DGX, increased 133%, reflecting strong demand from hyperscale and cloud customers for deep learning training and accelerated GPU computing as well as demand for HPC, DGX AI supercomputing and GRID virtualization platforms. Revenue from Quadro GPUs for professional visualization increased by 12% due primarily to higher sales in both high-end desktop and mobile workstation products. Revenue from GeForce GPU products for mainstream PC OEMs increased by over 90% due primarily to strong demand for GPU products targeted for cryptocurrency mining.
Tegra Processor Business.  Tegra Processor business revenue was up slightly in fiscal year 2019 compared to fiscal year 2018. This was driven by an increase of over 15% in automotive revenue, primarily from infotainment modules, production DRIVE PX platforms, and development agreements with automotive companies, offset by a decline of approximately 15% in SOC modules for gaming platforms and related development services.
Tegra Processor business revenue increased by 86% in fiscal year 2018 compared to fiscal year 2017. This was driven by an increase of over 300% in revenue from SOC modules for gaming platforms and development services, and an increase of 15% in automotive revenue, primarily from infotainment modules, DRIVE PX platforms and development agreements for self-driving cars.
All Other. Our patent license agreement with Intel concluded in the first quarter of fiscal year 2018. For fiscal year 2018, we recognized related revenue of $43 million, down from $264 million for fiscal year 2017.
Concentration of Revenue
Revenue from sales to customers outside of the United States accounted for 87% of total revenue for each of fiscal years 2019, 2018, and 2017. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.
No single customer represented more than 10% of total revenue for fiscal years 2019 and 2018. In fiscal year 2017, we had one customer that represented 12% of our total revenue.
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
Our overall gross margin was 61.2%, 59.9%, and 58.8% for fiscal years 2019, 2018, and 2017, respectively. The increase in fiscal year 2019 reflects our continued shift toward higher-value platforms, which more than offset the impact of approximately $128 million in charges for excess DRAM and other components we recorded in the fourth quarter of fiscal year 2019 and a charge of $57 million we recorded during the third quarter of fiscal year 2019 related to prior architecture components and chips. The increase in fiscal year 2018 was driven primarily by a favorable shift in mix, the growth of our GeForce gaming GPU revenue, and the growth of our datacenter revenue for cloud, deep learning, AI, and graphics virtualization. The increase in fiscal year 2018 was partially offset by the conclusion of our patent license agreement with Intel in the first quarter of fiscal year 2018.
Inventory provisions totaled $270 million, $48 million, and $62 million for fiscal years 2019, 2018, and 2017, respectively. Sales of inventory that was previously written-off or written-down totaled $41 million, $35 million, and $51 million for fiscal years 2019, 2018, and 2017, respectively. As a result, the overall net effect on our gross margin was an unfavorable impact of 2.0% in fiscal year 2019 and insignificant in fiscal years 2018 and 2017.
A discussion of our gross margin results for each of our reportable segments is as follows:
GPU Business. The gross margin of our GPU business increased during fiscal year 2019 when compared to fiscal year 2018, primarily due to strong sales of high-end GeForce gaming GPUs and revenue growth in Datacenter, including Tesla, GRID and DGX, for cloud, deep learning, AI, and graphics virtualization. The gross margin of our GPU business increased during fiscal year 2018 when compared to fiscal year 2017 primarily due to strong sales of our GeForce gaming GPU products and revenue growth in datacenter, including Tesla, GRID and DGX, for cloud, deep learning, AI, and graphics virtualization.
Tegra Processor Business. The gross margin of our Tegra Processor business increased during fiscal year 2019 when compared to fiscal year 2018, primarily due to a favorable mix shift. The gross margin of our Tegra Processor business increased during fiscal year 2018 when compared to fiscal year 2017, primarily due to revenue growth in gaming development platforms and automotive.

Operating Expenses

	Year Ended				Year Ended
	January 27, 2019	January 28, 2018	$ Change	% Change	January 28, 2018	January 29, 2017	$ Change	% Change
	($ in millions)				($ in millions)
Research and development expenses	$2,376	$1,797	$579	32%	$1,797	$1,463	$334	23%
% of net revenue	20.3%	18.5%			18.5%	21.2%
Sales, general and administrative expenses	991	815	176	22%	815	663	152	23%
% of net revenue	8.5%	8.4%			8.4%	9.6%
Restructuring and other charges	—	—	—	—%	—	3	(3)	(100)%
% of net revenue	—%	—%			—%	—%
Total operating expenses	$3,367	$2,612	$755	29%	$2,612	$2,129	$483	23%
Research and Development
Research and development expenses increased by 32% in fiscal year 2019 compared to fiscal year 2018 and increased by 23% in fiscal year 2018 compared to fiscal year 2017, driven primarily by employee additions and increases in employee compensation and other related costs, including infrastructure costs and stock-based compensation expense.
Sales, General and Administrative
Sales, general and administrative expenses increased by 22% in fiscal year 2019 compared to fiscal year 2018 and increased by 23% in fiscal year 2018 compared to fiscal year 2017, driven primarily by employee additions and increases in employee compensation and other related costs, including infrastructure costs and stock-based compensation expense.
Total Other Income (Expense)
Interest Income and Interest Expense
Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $136 million, $69 million, and $54 million in fiscal years 2019, 2018, and 2017, respectively. The increase in interest income was primarily due to higher average invested balances and higher rates from our floating rate securities and the purchase of new securities.
Interest expense is primarily comprised of coupon interest and debt discount amortization related to the 2.20% Notes Due 2021 and 3.20% Notes Due 2026 issued in September 2016, and the Convertible Notes issued in December 2013. Interest expense was $58 million, $61 million, and $58 million in fiscal years 2019, 2018, and 2017, respectively.
Other, Net
Other, net, consists primarily of realized or unrealized gains and losses from non-affiliated investments, losses on early debt conversions of the Convertible Notes, and the impact of changes in foreign currency rates. Other, net, was $14 million of income during fiscal year 2019, consisting primarily of $12 million unrealized gains from non-affiliated investments. Other, net, was $22 million and $25 million of expense in fiscal years 2018 and 2017, respectively, consisting primarily of $19 million and $21 million of losses recognized from early conversions of the Convertible Notes during fiscal years 2018 and 2017, respectively.
Income Taxes
The TCJA, which was enacted in December 2017, significantly changed U.S. tax law, including a reduction of the U.S. federal corporate income tax rate from 35% to 21%, a requirement for companies to pay a one-time transition tax on the earnings of certain foreign subsidiaries that were previously tax deferred and the creation of new taxes (GILTI) on certain foreign-source earnings. As a fiscal year-end taxpayer, certain provisions of the TCJA began to impact us in the fourth quarter of fiscal year 2018, while other provisions impacted us beginning in fiscal year 2019.

We recognized income tax benefit of $245 million for fiscal year 2019, and income tax expense of $149 million and $239 million for fiscal years 2018, and 2017, respectively. Our annual effective tax rate was (6.3)%, 4.7%, and 12.5% for fiscal years 2019, 2018, and 2017, respectively. The decrease in our effective tax rate in fiscal year 2019 as compared to fiscal years 2018 and 2017 was primarily due to a decrease in the U.S. statutory tax rate from 33.9% to 21%, the finalization of the enactment-date income tax effects of the TCJA, higher U.S federal research tax credits and excess tax benefits related to stock-based compensation in fiscal year 2019.
The decrease in our effective tax rate in fiscal year 2018 as compared to fiscal year 2017 was primarily due to the provisional impact of the tax law changes and recognition of excess tax benefits related to stock-based compensation.
Our effective tax rate for fiscal year 2019 was lower than the U.S. federal statutory rate of 21% due primarily to income earned in jurisdictions, including British Virgin Islands, Hong Kong, China, Taiwan and United Kingdom, where the tax rate was lower than the U.S. federal statutory tax rates, the finalization of the enactment-date income tax effects of the TCJA, favorable recognition of U.S. federal research tax credits, and excess tax benefits related to stock-based compensation.
Our effective tax rate for fiscal years 2018 and 2017 was lower than the blended U.S. federal statutory rate of 33.9% for fiscal year 2018 and 35% for fiscal year 2017 due primarily to income earned in jurisdictions, including British Virgin Islands, Hong Kong, China, Taiwan and United Kingdom, where the tax rate was lower than the U.S. federal statutory tax rates, favorable recognition of U.S. federal research tax credits, the provisional impact of the tax law changes in 2018, and excess tax benefits related to stock-based compensation.
In fiscal year 2018 and the first nine months of fiscal year 2019, we recorded provisional amounts for certain enactment-date effects of the TCJA by applying the SEC guidance in SAB 118 because we had not yet completed our accounting for these effects. Furthermore, under U.S. GAAP, we can make an accounting policy election to either treat taxes due on the GILTI as a current period expense or factor such amounts into our measurement of deferred taxes. Because we were still evaluating the GILTI provisions as of January 28, 2018, we recorded no GILTI-related deferred balances. After further evaluation, we elected to account for GILTI deferred taxes. As of January 27, 2019, we completed our accounting for all of the enactment-date income tax effects of the TCJA and recognized a reduction of $368 million to the provisional amount recorded at January 28, 2018, primarily relating to the effects of electing to account for GILTI in deferred taxes.
Refer to Note 13 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
Liquidity and Capital Resources

	January 27, 2019	January 28, 2018
	(In millions)
Cash and cash equivalents	$782	$4,002
Marketable securities	6,640	3,106
Cash, cash equivalents, and marketable securities	$7,422	$7,108

	Year Ended
	January 27, 2019	January 28, 2018	January 29, 2017
	(In millions)
Net cash provided by operating activities	$3,743	$3,502	$1,672
Net cash provided by (used in) investing activities	$(4,097)	$1,278	$(793)
Net cash provided by (used in) financing activities	$(2,866)	$(2,544)	$291
As of January 27, 2019, we had $7.42 billion in cash, cash equivalents and marketable securities, an increase of $314 million from the end of fiscal year 2018. Our investment policy requires the purchase of highly rated fixed income securities, the diversification of investment types and credit exposures, and certain limits on our portfolio duration.
Cash provided by operating activities increased in fiscal year 2019 compared to fiscal year 2018, primarily due to higher net income, partially offset by changes in working capital. Cash provided by operating activities increased in fiscal year 2018 compared to fiscal year 2017, primarily due to higher net income and changes in working capital.

Cash used in investing activities increased in fiscal year 2019 compared to fiscal year 2018, due to higher purchases and lower sales of marketable securities, partially offset by higher maturities of marketable securities. Cash provided by investing activities for fiscal year 2018 increased from fiscal year 2017, primarily due to a reduction in purchases of marketable securities, partially offset by the purchase of our previously-financed Santa Clara campus building.
Cash used in financing activities increased in fiscal year 2019 compared to fiscal year 2018, due to higher share repurchases and higher tax payments related to employee stock plans, partially offset by lower repayments of Convertible Notes. Cash used in financing activities in fiscal year 2018 increased from fiscal year 2017, primarily due to cash provided from the issuance of $2.00 billion of Notes in fiscal year 2017 as well as higher repayments of Convertible Notes, tax payments related to employee stock plans, share repurchases and dividend payments in fiscal year 2018.
Liquidity
Our primary sources of liquidity are our cash and cash equivalents, our marketable securities, and the cash generated by our operations. As of January 27, 2019 and January 28, 2018, we had $7.42 billion and $7.11 billion, respectively, in cash, cash equivalents and marketable securities. Our marketable securities consist of debt securities issued by the U.S. government and its agencies, highly rated corporations and financial institutions, asset-backed issuers, mortgage-backed securities by government-sponsored enterprises, and foreign government entities. These marketable securities are denominated in United States dollars. Refer to Critical Accounting Policies and Estimates in Part II, Item 7, Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A and Note 7 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
As a result of the TCJA, substantially all of our cash, cash equivalents and marketable securities held outside of the United States as of January 27, 2019 are available for use in the United States without incurring additional U.S. federal income taxes. Refer to Note 13 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
Capital Return to Shareholders
We previously announced our plan to return $1.25 billion to shareholders in fiscal year 2019 and an additional $3.00 billion by the end of fiscal year 2020 - some of which would begin in the fourth quarter of fiscal year 2019. During fiscal year 2019, we repurchased a total of 9 million shares for $1.58 billion, including $700 million of the $3.00 billion, and paid $371 million in cash dividends.
We intend to return the remaining $2.30 billion of the $3.00 billion to shareholders by the end of fiscal year 2020 through a combination of share repurchases and cash dividends.
In November 2018, the Board authorized an additional $7.00 billion under our share repurchase program and extended it through the end of December 2022. As of January 27, 2019, we were authorized to repurchase additional shares of our common stock up to $7.24 billion.
In November 2018, we also announced a 7% increase in our quarterly cash dividend to $0.16 per share from $0.15 per share.
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
Notes Due 2021 and Notes Due 2026
In fiscal year 2017, we issued $1.00 billion of the Notes Due 2021 and $1.00 billion of the Notes Due 2026, collectively, the Notes. The net proceeds from the Notes were $1.98 billion, after deducting debt discounts and issuance costs.
Revolving Credit Facility
We have a Credit Agreement under which we may borrow up to $575 million for general corporate purposes and can obtain revolving loan commitments up to $425 million. As of January 27, 2019, we had not borrowed any amounts under this agreement.
Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of January 27, 2019, we had not issued any commercial paper.

Refer to Note 11 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.
Operating Capital and Capital Expenditure Requirements
In fiscal year 2019, we began construction on a 750 thousand square foot building on our Santa Clara campus, which is currently targeted for completion in fiscal year 2022. We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating requirements for at least the next twelve months.
Off-Balance Sheet Arrangements
As of January 27, 2019, we had no material off-balance sheet arrangements as defined by applicable SEC regulations.
Contractual Obligations
The following table summarizes our contractual obligations as of January 27, 2019:

	Payment Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	All Other
	(In millions)
Long-term debt (1)	$2,302	$54	$1,100	$64	$1,084	$—
Inventory purchase obligations	912	912	—	—	—	—
Transition tax payable (2)	384	33	67	96	188	—
Uncertain tax positions, interest and penalties (3)	163	—	—	—	—	163
Operating leases	683	100	187	131	265	—
Capital purchase obligations	258	192	66	—	—	—
Total contractual obligations	$4,702	$1,291	$1,420	$291	$1,537	$163

(1)
Represents the aggregate principal amount of $2.00 billion and anticipated interest payments of $302 million for the Notes. Refer to Note 11 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

(2)
Represents our remaining tax payable of the one-time transition tax that resulted from enactment of the TCJA in fiscal year 2018. As of January 27, 2019, we have paid the first installment of $33 million. The remaining will be payable in seven annual installments. The next installment of $33 million is classified as a current income tax payable. The installment amounts are equal to 8% of the total liability, payable in fiscal years 2019 through 2023, 15% in fiscal year 2024, 20% in fiscal year 2025 and 25% in fiscal year 2026. Refer to Note 13 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, for additional information about the one-time transition tax.

(3)
Represents unrecognized tax benefits of $163 million which consists of $142 million and the related interest and penalties of $21 million recorded in non-current income tax payable as of January 27, 2019. We are unable to reasonably estimate the timing of any potential tax liability or interest/penalty payments in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions.

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
As of January 27, 2019, we performed a sensitivity analysis on our floating and fixed rate financial investments. According to our analysis, parallel shifts in the yield curve of plus or minus 0.5% would result in a decrease in fair value for these investments of $8 million, or an increase in fair value for these investments of $7 million, respectively.
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

Foreign Exchange Rate Risk
We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Gains or losses from foreign currency remeasurement are included in other income or expense and to date have not been significant. The impact of foreign currency transaction gain or loss included in determining net income was not significant for fiscal years 2019, 2018, and 2017.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of January 27, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective to provide reasonable assurance.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 27, 2019 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 27, 2019.
The effectiveness of our internal control over financial reporting as of January 27, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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
ITEM 9B.  OTHER INFORMATION
None.
PART III
Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2019 Proxy Statement, no later than 120 days after the end of fiscal year 2019, and certain information included therein is incorporated herein by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Identification of Directors
Information regarding directors required by this item will be contained in our 2019 Proxy Statement under the caption “Proposal 1 - Election of Directors,” and is hereby incorporated by reference.
Identification of Executive Officers
Reference is made to the information regarding executive officers appearing under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.
Identification of Audit Committee and Financial Experts
Information regarding our Audit Committee required by this item will be contained in our 2019 Proxy Statement under the captions “Report of the Audit Committee of the Board of Directors” and “Information About the Board of Directors and Corporate Governance,” and is hereby incorporated by reference.
Material Changes to Procedures for Recommending Directors
Information regarding procedures for recommending directors required by this item will be contained in our 2019 Proxy Statement under the caption “Information About the Board of Directors and Corporate Governance,” and is hereby incorporated by reference.
Compliance with Section 16(a) of the Exchange Act
Information regarding compliance with Section 16(a) of the Exchange Act required by this item will be contained in our 2019 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is hereby incorporated by reference.
Code of Conduct
Information regarding our Code of Conduct required by this item will be contained in our 2019 Proxy Statement under the caption “Information About the Board of Directors and Corporate Governance - Code of Conduct,” and is hereby incorporated by reference. The full text of our Code of Conduct and Financial Team Code of Conduct are published on the Investor Relations portion of our website, under Corporate Governance, at www.nvidia.com. The contents of our website are not a part of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
Information regarding our executive compensation required by this item will be contained in our 2019 Proxy Statement under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Director Compensation” and “Compensation Committee Report,” and is hereby incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Ownership of NVIDIA Securities
Information regarding ownership of NVIDIA securities required by this item will be contained in our 2019 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is hereby incorporated by reference.
Equity Compensation Plan Information
Information regarding our equity compensation plans required by this item will be contained in our 2019 Proxy Statement under the caption "Equity Compensation Plan Information," and is hereby incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding related transactions and director independence required by this item will be contained in our 2019 Proxy Statement under the captions “Review of Transactions with Related Persons” and “Information About the Board of Directors and Corporate Governance - Independence of the Members of the Board of Directors,” and is hereby incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding accounting fees and services required by this item will be contained in our 2019 Proxy Statement under the caption “Fees Billed by the Independent Registered Public Accounting Firm,” and is hereby incorporated by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of NVIDIA Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of NVIDIA Corporation and its subsidiaries as of January 27, 2019 and January 28, 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended January 27, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 27, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 27, 2019 and January 28, 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 27, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 27, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 21, 2019

We have served as the Company’s auditor since 2004.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Year Ended
	January 27, 2019	January 28, 2018	January 29, 2017
Revenue	$11,716	$9,714	$6,910
Cost of revenue	4,545	3,892	2,847
Gross profit	7,171	5,822	4,063
Operating expenses
Research and development	2,376	1,797	1,463
Sales, general and administrative	991	815	663
Restructuring and other charges	—	—	3
Total operating expenses	3,367	2,612	2,129
Income from operations	3,804	3,210	1,934
Interest income	136	69	54
Interest expense	(58)	(61)	(58)
Other, net	14	(22)	(25)
Total other income (expense)	92	(14)	(29)
Income before income tax	3,896	3,196	1,905
Income tax expense (benefit)	(245)	149	239
Net income	$4,141	$3,047	$1,666

Net income per share:
Basic	$6.81	$5.09	$3.08
Diluted	$6.63	$4.82	$2.57

Weighted average shares used in per share computation:
Basic	608	599	541
Diluted	625	632	649

Cash dividends declared and paid per common share	$0.610	$0.570	$0.485
See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended
	January 27, 2019	January 28, 2018	January 29, 2017

Net income	$4,141	$3,047	$1,666
Other comprehensive income (loss), net of tax
Available-for-sale debt securities:
Net unrealized gain (loss)	10	(5)	(17)
Reclassification adjustments for net realized gain included in net income	1	1	1
Net change in unrealized gain (loss)	11	(4)	(16)
Cash flow hedges:
Net unrealized gain (loss)	6	(1)	2
Reclassification adjustments for net realized gain (loss) included in net income	(11)	3	2
Net change in unrealized gain (loss)	(5)	2	4
Other comprehensive income (loss), net of tax	6	(2)	(12)
Total comprehensive income	$4,147	$3,045	$1,654
See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	January 27, 2019	January 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$782	$4,002
Marketable securities	6,640	3,106
Accounts receivable, net	1,424	1,265
Inventories	1,575	796
Prepaid expenses and other current assets	136	86
Total current assets	10,557	9,255
Property and equipment, net	1,404	997
Goodwill	618	618
Intangible assets, net	45	52
Other assets	668	319
Total assets	$13,292	$11,241

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$511	$596
Accrued and other current liabilities	818	542
Convertible short-term debt	—	15
Total current liabilities	1,329	1,153
Long-term debt	1,988	1,985
Other long-term liabilities	633	632
Total liabilities	3,950	3,770
Commitments and contingencies - see Note 12
Shareholders’ equity:
Preferred stock, $.001 par value; 2 shares authorized; none issued	—	—
Common stock, $.001 par value; 2,000 shares authorized; 945 shares issued and 606 outstanding as of January 27, 2019; 932 shares issued and 606 outstanding as of January 28, 2018	1	1
Additional paid-in capital	6,051	5,351
Treasury stock, at cost (339 shares in 2019 and 326 shares in 2018)	(9,263)	(6,650)
Accumulated other comprehensive loss	(12)	(18)
Retained earnings	12,565	8,787
Total shareholders' equity	9,342	7,471
Total liabilities and shareholders' equity	$13,292	$11,241
See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Outstanding		Additional	Treasury	Accumulated Other Comprehensive	Retained	Total Shareholders'
(In millions, except per share data)	Shares	Amount	Paid-in Capital	Stock	Income (Loss)	Earnings	Equity
Balances, January 31, 2016	539	$1	$4,170	$(4,048)	$(4)	$4,350	$4,469
Retained earnings adjustment due to adoption of an accounting standard related to stock-based compensation	—	—	—	—	—	353	353
Other comprehensive loss	—	—	—	—	(12)	—	(12)
Net income	—	—	—	—	—	1,666	1,666
Issuance of common stock in exchange for warrants	44	—	(1)	—	—	—	(1)
Convertible debt conversion	23	—	(6)	—	—	—	(6)
Issuance of common stock from stock plans	20	—	167	—	—	—	167
Tax withholding related to vesting of restricted stock units	(3)	—	—	(177)	—	—	(177)
Share repurchase	(15)	—	—	(739)	—	—	(739)
Exercise of convertible note hedges	(23)	—	75	(75)	—	—	—
Cash dividends declared and paid ($0.485 per common share)	—	—	—	—	—	(261)	(261)
Stock-based compensation	—	—	248	—	—	—	248
Reclassification of convertible debt conversion obligation	—	—	55	—	—	—	55
Balances, January 29, 2017	585	1	4,708	(5,039)	(16)	6,108	5,762
Retained earnings adjustment due to adoption of an accounting standard related to income tax consequences of an intra-entity transfer of an asset	—	—	—	—	—	(27)	(27)
Other comprehensive loss	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	3,047	3,047
Issuance of common stock in exchange for warrants	13	—	—	—	—	—	—
Convertible debt conversion	33	—	(7)	—	—	—	(7)
Issuance of common stock from stock plans	18	—	138	—	—	—	138
Tax withholding related to vesting of restricted stock units	(4)	—	—	(612)	—	—	(612)
Share repurchase	(6)	—	—	(909)	—	—	(909)
Exercise of convertible note hedges	(33)	—	90	(90)	—	—	—
Cash dividends declared and paid ($0.570 per common share)	—	—	—	—	—	(341)	(341)
Stock-based compensation	—	—	391	—	—	—	391
Reclassification of convertible debt conversion obligation	—	—	31	—	—	—	31
Balances, January 28, 2018	606	1	5,351	(6,650)	(18)	8,787	7,471
Retained earnings adjustment due to adoption of new revenue accounting standard	—	—	—	—	—	8	8
Other comprehensive loss	—	—	—	—	6	—	6
Net income	—	—	—	—	—	4,141	4,141
Convertible debt conversion	1	—	—	—	—	—	—
Issuance of common stock from stock plans	13	—	137	—	—	—	137
Tax withholding related to vesting of restricted stock units	(4)	—	—	(1,032)	—	—	(1,032)
Share repurchase	(9)	—	—	(1,579)	—	—	(1,579)
Exercise of convertible note hedges	(1)	—	2	(2)	—	—	—
Cash dividends declared and paid ($0.610 per common share)	—	—	—	—	—	(371)	(371)
Stock-based compensation	—	—	561	—	—	—	561
Balances, January 27, 2019	606	$1	$6,051	$(9,263)	$(12)	$12,565	$9,342
See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

		Year Ended
	January 27, 2019	January 28, 2018	January 29, 2017
Cash flows from operating activities:
Net income	$4,141	$3,047	$1,666
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	557	391	247
Depreciation and amortization	262	199	187
Deferred income taxes	(315)	(359)	197
Loss on early debt conversions	—	19	21
Other	(45)	20	33
Changes in operating assets and liabilities:
Accounts receivable	(149)	(440)	(321)
Inventories	(776)	—	(375)
Prepaid expenses and other assets	(55)	21	(18)
Accounts payable	(135)	90	184
Accrued and other current liabilities	256	33	(135)
Other long-term liabilities	2	481	(14)
Net cash provided by operating activities	3,743	3,502	1,672
Cash flows from investing activities:
Proceeds from maturities of marketable securities	7,232	1,078	969
Proceeds from sales of marketable securities	428	863	1,546
Purchases of marketable securities	(11,148)	(36)	(3,134)
Purchases of property and equipment and intangible assets	(600)	(593)	(176)
Investment in non-affiliates	(9)	(36)	(5)
Proceeds from sale of long-lived assets and investments	—	2	7
Net cash provided by (used in) investing activities	(4,097)	1,278	(793)
Cash flows from financing activities:
Proceeds from issuance of debt	—	—	1,988
Payments related to repurchases of common stock	(1,579)	(909)	(739)
Repayment of Convertible Notes	(16)	(812)	(673)
Dividends paid	(371)	(341)	(261)
Proceeds related to employee stock plans	137	139	167
Payments related to tax on restricted stock units	(1,032)	(612)	(176)
Other	(5)	(9)	(15)
Net cash provided by (used in) financing activities	(2,866)	(2,544)	291
Change in cash and cash equivalents	(3,220)	2,236	1,170
Cash and cash equivalents at beginning of period	4,002	1,766	596
Cash and cash equivalents at end of period	$782	$4,002	$1,766

	Year Ended
	January 27, 2019	January 28, 2018	January 29, 2017
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$61	$22	$14
Cash paid for interest	$55	$55	$13

Non-cash investing and financing activity:
Assets acquired by assuming related liabilities	$76	$36	$16
See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies
Our Company
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
All references to “NVIDIA,” “we,” “us,” “our” or the “Company” mean NVIDIA Corporation and its subsidiaries.
Fiscal Year
We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2019, 2018 and 2017 were 52-week years.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Advertising Expenses
We expense advertising costs in the period in which they are incurred. Advertising expenses for fiscal years 2019, 2018, and 2017 were $21 million, $25 million, and $17 million, respectively.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
As of January 27, 2019, we had a valuation allowance of $562 million related to state and certain foreign deferred tax assets that management determined are not likely to be realized due to projections of future taxable income and potential utilization limitations of tax attributes acquired as a result of stock ownership changes. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period.
We recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense.
The Tax Cuts and Jobs Act, or TCJA, which was enacted in December 2017, significantly changes U.S. tax law, including a reduction of the U.S. federal corporate income tax rate from 35% to 21%, a requirement for companies to pay a one-time transition tax on the earnings of certain foreign subsidiaries that were previously tax deferred, and the creation of new taxes (global intangible low-taxed income, or GILTI) on certain foreign-source earnings. As a fiscal year-end taxpayer, certain provisions of the TCJA began to impact us in the fourth quarter of fiscal year 2018, while other provisions impacted us beginning in fiscal year 2019. The Securities and Exchange Commission, or the SEC, had provided guidance in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed companies to record provisional amounts during a measurement period up to one year from the enactment date. As of January 27, 2019, we completed our accounting for all of the enactment-date income tax effects of the TCJA and elected to account for GILTI in deferred taxes. Refer to Note 13 of these Notes to the Consolidated Financial Statements for additional information.
Net Income Per Share
Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period, using the treasury stock method. Under the treasury stock method, the effect of equity awards outstanding is not included in the computation of diluted net income per share for periods when their effect is anti-dilutive. Additionally, we issued convertible notes with a net settlement feature that required us, upon conversion, to settle the principal amount of debt for cash and the conversion premium for cash or shares of our common stock. Our Convertible Notes, Note Hedges, and related Warrants contained various conversion features, which are further described in Note 11 of these Notes to the Consolidated Financial Statements. The potentially dilutive shares resulting from the Convertible Notes and Warrants under the treasury stock method were included in the calculation of diluted income per share when their inclusion was dilutive. However, the Note Hedges were not included in the calculation of diluted net income per share unless actually exercised, as their pre-exercised effect would have been anti-dilutive under the treasury stock method.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Cash and Cash Equivalents
We consider all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.
Marketable Securities
Marketable securities consist of highly liquid debt investments with maturities of greater than three months when purchased. We generally classify our marketable securities at the date of acquisition as available-for-sale. These debt securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income or loss, a component of shareholders’ equity, net of tax. The fair value of interest-bearing debt securities includes accrued interest. Any unrealized losses which are considered to be other-than-temporary impairments are recorded in the other income or expense, net, section of our Consolidated Statements of Income. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method and recorded in the other income or expense, net, section of our Consolidated Statements of Income.
All of our available-for-sale debt investments are subject to a periodic impairment review. We record a charge to earnings when a decline in fair value is significantly below cost basis and judged to be other-than-temporary or have other indicators of impairments. If the fair value of an available-for-sale debt instrument is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) we intend to sell the instrument, (2) it is more likely than not that we will be required to sell the instrument before recovery of its amortized cost basis, or (3) a credit loss exists where we do not expect to recover the entire amortized cost basis of the instrument. In these situations, we recognize an other-than-temporary impairment in earnings equal to the entire difference between the debt instruments’ amortized cost basis and its fair value. For available-for-sale debt instruments that are considered other-than-temporarily impaired due to the existence of a credit loss, if we do not intend to sell and it is not more likely than not that we will not be required to sell the instrument before recovery of its remaining amortized cost basis (amortized cost basis less any current-period credit loss), we separate the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit loss component is recognized in earnings while loss related to all other factors is recorded in accumulated other comprehensive income or loss.
Fair Value of Financial Instruments
The carrying value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities as of January 27, 2019 and January 28, 2018. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains or losses included in accumulated other comprehensive income or loss, a component of shareholders’ equity, net of tax. Fair value of the marketable securities is determined based on quoted market prices. Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments designated as fair value hedges, the gains or losses are recognized in earnings in the periods of change together with the offsetting losses or gains on the hedged items attributed to the risk being hedged. For derivative instruments designated as cash-flow hedges, the effective portion of the gains or losses on the derivatives is initially reported as a component of other comprehensive income or loss and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. For derivative instruments not designated for hedge accounting, changes in fair value are recognized in earnings.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, marketable securities, and accounts receivable. Our investment policy requires the purchase of highly-rated fixed income securities, the diversification of investment type and credit exposures, and includes certain limits on our portfolio duration. Accounts receivable from significant customers, those representing 10% or more of total accounts receivable, aggregated approximately 19% of our accounts receivable balance from one customer as of January 27, 2019 and 28% of our account receivable balance from two customers as of January 28, 2018. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for potential credit losses. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. Our overall estimated exposure excludes amounts covered by credit insurance and letters of credit.

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
Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting units.
Our quantitative impairment test considers both the income approach and the market approach to estimate a reporting unit’s fair value. The income and market valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, residual values, discount rates and comparable multiples from publicly traded companies in our industry and require us to make certain assumptions and estimates regarding industry economic factors and the future profitability of our business. Refer to Note 5 of these Notes to the Consolidated Financial Statements for additional information.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Consolidated Balance Sheet and the assets would be reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.
Adoption of New and Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The Financial Accounting Standards Board, or FASB, issued an accounting standards update that creates a single source of revenue guidance under U.S. GAAP for all companies, in all industries. We adopted this guidance on January 29, 2018 using the modified retrospective approach. Refer to Note 2 of these Notes to the Consolidated Financial Statements for additional information.
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
Recent Accounting Pronouncements Not Yet Adopted
The FASB issued an accounting standards update regarding the accounting for leases under which we will begin recognizing lease assets and liabilities on the balance sheet for lease terms of more than 12 months. We will adopt this guidance using the optional transition method at the beginning of fiscal year 2020 and will not restate comparative prior periods. Additionally, we will elect the package of practical expedients as permitted by the guidance. We are in the process of finalizing changes to our systems and processes in conjunction with our review of lease agreements and currently expect the adoption of this accounting guidance to result in an increase in lease assets and a corresponding increase in lease liabilities on our Consolidated Balance Sheet of approximately $500 million.
In June 2016, the FASB issued a new accounting standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivable and other financial instruments, including available-for-sale debt securities. The standard will be effective for us beginning in the first quarter of fiscal year 2021, with early adoption permitted. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
Note 2 - New Revenue Accounting Standard
Method and Impact of Adoption
On January 29, 2018, we adopted the new revenue accounting standard using the modified retrospective method and applied it to contracts that were not completed as of that date. Upon adoption, we recognized the cumulative effect of the new standard as a $7 million increase to opening retained earnings, net of tax. Comparative information for prior periods has not been adjusted. The impact of the new standard on our consolidated financial statements for fiscal year 2019 was not significant.
Deferred Revenue and Performance Obligations
Deferred revenue is comprised mainly of customer advances and deferrals related to license and development arrangements and PCS related to software licensing. The following table shows the changes in deferred revenue during fiscal year 2019:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

January 27, 2019
(in millions)
Balance as of January 28, 2018	$68
Adjustment to retained earnings upon adoption of new revenue standard	(5)
Balance as of January 29, 2018	63
Deferred revenue added during the period	344
Revenue recognized during the period	(269)
Balance as of January 27, 2019	$138
Revenue related to remaining performance obligations represents the amount of contracted license and development arrangements and PCS that has not been recognized. As of January 27, 2019, the amount of our remaining performance obligations that has not been recognized as revenue was $305 million, of which we expect to recognize approximately 50% as revenue over the next twelve months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less.
Refer to Note 16 of these Notes to the Consolidated Financial Statements for additional information, including disaggregated revenue disclosures.
Note 3 - Stock-Based Compensation
Our stock-based compensation expense is associated with restricted stock units, or RSUs, performance stock units that are based on our corporate financial performance targets, or PSUs, performance stock units that are based on market conditions, or market-based PSUs, and our ESPP.
Our Consolidated Statements of Income include stock-based compensation expense, net of amounts allocated to inventory, as follows:

	Year Ended
	January 27, 2019	January 28, 2018	January 29, 2017
	(In millions)
Cost of revenue	$27	$21	$15
Research and development	336	219	134
Sales, general and administrative	194	151	98
Total	$557	$391	$247
Stock-based compensation capitalized in inventories was not significant during fiscal years 2019, 2018, and 2017.
The following is a summary of equity awards granted under our equity incentive plans:

	Year Ended
	January 27, 2019	January 28, 2018	January 29, 2017
	(In millions, except per share data)
RSUs, PSUs and Market-based PSUs
Awards granted	4	6	12
Estimated total grant-date fair value	$1,109	$929	$591
Weighted average grant-date fair value (per share)	$258.26	$145.91	$50.57

ESPP
Shares purchased	1	5	4
Weighted average price (per share)	$107.48	$21.24	$18.51
Weighted average grant-date fair value (per share)	$38.51	$7.12	$5.80

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
Of the total fair value of equity awards, we estimated that the stock-based compensation expense related to the equity awards that are not expected to vest for fiscal year 2019 was $88 million.

	January 27, 2019	January 28, 2018
	(In millions)
Aggregate unearned stock-based compensation expense	$1,580	$1,091

Estimated weighted average remaining amortization period	(In years)
RSUs, PSUs and market-based PSUs	2.2	2.3
ESPP	0.8	0.7
The fair value of shares issued under our ESPP have been estimated with the following assumptions:

Year Ended
	January 27, 2019	January 28, 2018	January 29, 2017
(Using the Black-Scholes model)
ESPP
Weighted average expected life (in years)	0.1-2.0	0.5-2.0	0.5-2.0
Risk-free interest rate	1.6%-2.8%	0.8%-1.4%	0.5%-0.9%
Volatility	24%-75%	40%-54%	30%-39%
Dividend yield	0.3%-0.4%	0.3%-0.5%	0.7%-1.4%
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
Additionally, for RSU, PSU, and market-based PSU awards, we estimate forfeitures annually and revise the estimates of forfeiture in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.
Equity Incentive Program
We grant or have granted stock options, RSUs, PSUs, market-based PSUs, and stock purchase rights under the following equity incentive plans.
Amended and Restated 2007 Equity Incentive Plan
In 2007, our shareholders approved the NVIDIA Corporation 2007 Equity Incentive Plan, as most recently amended and restated, the 2007 Plan.
The 2007 Plan authorizes the issuance of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards to employees, directors and consultants. Only our employees may receive incentive stock options. Up to 230 million shares of our common stock may be issued pursuant to stock awards granted under the 2007 Plan. Currently, we grant RSUs, PSUs and market-based PSUs under the 2007 Plan, under which, as of January 27, 2019, there were 35 million shares available for future issuance.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock options previously granted to employees, subject to certain exceptions, vest over a four-year period, subject to continued service, with 25% vesting on the anniversary of the hire date in the case of new hires or the anniversary of the date of grant in the case of grants to existing employees and 6.25% vesting quarterly thereafter. These stock options generally expire ten years from the date of grant.
Subject to certain exceptions, RSUs and PSUs granted to employees vest over a four-year period, subject to continued service, with 25% vesting on a pre-determined date that is close to the anniversary of the date of grant and (i) for grants made prior to May 18, 2016, 12.5% vesting semi-annually thereafter, and (ii) for grants made on or after May 18, 2016, 6.25% vesting quarterly thereafter. Market-based PSUs vest 100% on approximately the three-year anniversary of the date of grant. However, the number of shares subject to both PSUs and market-based PSUs that are eligible to vest is generally determined by the Compensation Committee based on achievement of pre-determined criteria.
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
Up to 89 million shares of our common stock may be issued pursuant to purchases under the 2012 Plan. As of January 27, 2019, we had issued 29 million shares and reserved 60 million shares for future issuance under the 2012 Plan.
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

The following is a summary of our equity award transactions under our equity incentive plans:

	RSUs, PSUs and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value
	(In millions, except years and per share data)
Balances, January 28, 2018	22	$66.72
Granted (1)(2)	4	$258.26
Vested restricted stock	(10)	$52.56
Canceled and forfeited	—	$—
Balances, January 27, 2019	16	$129.92
Vested and expected to vest after January 27, 2019	13	$129.44

(1)	Includes PSUs that will be issued and eligible to vest based on the corporate financial performance level achieved for fiscal year 2019.

(2)
Includes market-based PSUs that will be issued and eligible to vest if the maximum target for total shareholder return, or TSR, over the 3-year measurement period is achieved. Depending on the ranking of our TSR compared to the respective TSRs of the companies comprising the Standard & Poor’s 500 Index during that period, the market-based PSUs issued could be up to 45 thousand shares.

As of January 27, 2019 and January 28, 2018, there were 35 million and 16 million shares, respectively, of common stock reserved for future issuance under our equity incentive plans.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The total intrinsic value of options exercised was $180 million, $318 million, and $246 million for fiscal years 2019, 2018, and 2017, respectively. Upon exercise of an option, we issue new shares of stock.
Note 4 - Net Income Per Share
The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Year Ended
	January 27, 2019	January 28, 2018	January 29, 2017
	(In millions, except per share data)
Numerator:
Net income	$4,141	$3,047	$1,666
Denominator:
Basic weighted average shares	608	599	541
Dilutive impact of outstanding securities:
Equity awards	17	24	26
1.00% Convertible Senior Notes	—	5	44
Warrants issued with the 1.00% Convertible Senior Notes	—	4	38
Diluted weighted average shares	625	632	649
Net income per share:
Basic (1)	$6.81	$5.09	$3.08
Diluted (2)	$6.63	$4.82	$2.57
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	5	4	8

(1)	Calculated as net income divided by basic weighted average shares.

(2)	Calculated as net income divided by diluted weighted average shares.
The 1.00% Convertible Senior Notes Due 2018, or the Convertible Notes, were included in the calculation of diluted net income per share. The Convertible Notes had a dilutive impact on net income per share if our average stock price for the reporting period exceeded the adjusted conversion price of $20.02 per share. The warrants associated with our Convertible Notes, or the Warrants, outstanding were also included in the calculation of diluted net income per share. As of January 27, 2019, there were no Convertible Notes or Warrants outstanding.
Refer to Note 11 of these Notes to the Consolidated Financial Statements for additional discussion regarding the Convertible Notes, Note Hedges, and Warrants.
Note 5 - Goodwill
The carrying amount of goodwill was $618 million, and the amount of goodwill allocated to our GPU and Tegra Processor reporting units was $210 million and $408 million, respectively, as of both January 27, 2019 and January 28, 2018. There were no changes to the carrying amount of goodwill during fiscal years 2019 and 2018. During the fourth quarters of fiscal years 2019, 2018, and 2017, we completed our annual impairment tests and concluded that goodwill was not impaired in any of these years.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 6 - Amortizable Intangible Assets
The components of our amortizable intangible assets are as follows:

	January 27, 2019			January 28, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)			(In millions)
Acquisition-related intangible assets	$195	$(188)	$7	$195	$(180)	$15
Patents and licensed technology	491	(453)	38	469	(432)	37
Total intangible assets	$686	$(641)	$45	$664	$(612)	$52
The increase in gross carrying amount of intangible assets is due to purchases of licensed technology during fiscal year 2019. Amortization expense associated with intangible assets for fiscal years 2019, 2018, and 2017 was $29 million, $55 million, and $68 million, respectively. Future amortization expense related to the net carrying amount of intangible assets as of January 27, 2019 is estimated to be $21 million in fiscal year 2020, $12 million in fiscal year 2021, $5 million in fiscal year 2022, and $5 million in fiscal year 2023, and $2 million in fiscal year 2024.
Note 7 - Marketable Securities
Our cash equivalents and marketable securities are classified as “available-for-sale” debt securities.
The following is a summary of cash equivalents and marketable securities as of January 27, 2019 and January 28, 2018:

	January 27, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities
	(In millions)
Corporate debt securities	$2,626	$—	$(6)	$2,620	$25	$2,595
Debt securities of United States government agencies	2,284	—	(4)	2,280	—	2,280
Debt securities issued by the United States Treasury	1,493	—	(1)	1,492	176	1,316
Money market funds	483	—	—	483	483	—
Foreign government bonds	209	—	—	209	—	209
Asset-backed securities	152	—	(1)	151	—	151
Mortgage-backed securities issued by United States government-sponsored enterprises	88	1	—	89	—	89
Total	$7,335	$1	$(12)	$7,324	$684	$6,640

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	January 28, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities
	(In millions)
Money market funds	$3,789	$—	$—	$3,789	$3,789	$—
Corporate debt securities	1,304	—	(9)	1,295	—	1,295
Debt securities of United States government agencies	822	—	(7)	815	—	815
Debt securities issued by the United States Treasury	577	—	(4)	573	—	573
Asset-backed securities	254	—	(2)	252	—	252
Mortgage backed securities issued by United States government-sponsored enterprises	128	2	—	130	—	130
Foreign government bonds	42	—	(1)	41	—	41
Total	$6,916	$2	$(23)	$6,895	$3,789	$3,106
The following table provides the breakdown of unrealized losses as of January 27, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities issued by United States government agencies	$1,674	$(1)	$401	$(3)	$2,075	$(4)
Corporate debt securities	915	(3)	649	(3)	1,564	(6)
Debt securities issued by the United States Treasury	1,015	—	161	(1)	1,176	(1)
Asset-backed securities	—	—	151	(1)	151	(1)
Total	$3,604	$(4)	$1,362	$(8)	$4,966	$(12)
The gross unrealized losses are related to fixed income securities, temporary in nature, and driven primarily by changes in interest rates. We have the intent and ability to hold our investments until maturity. For fiscal years 2019, 2018, and 2017, there were no other-than-temporary impairment losses and net realized gains were not significant.
The amortized cost and estimated fair value of cash equivalents and marketable securities as of January 27, 2019 and January 28, 2018 are shown below by contractual maturity.

	January 27, 2019		January 28, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Less than one year	$5,042	$5,034	$5,381	$5,375
Due in 1 - 5 years	2,271	2,268	1,500	1,485
Mortgage-backed securities issued by United States government-sponsored enterprises not due at a single maturity date	22	22	35	35
Total	$7,335	$7,324	$6,916	$6,895

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 8 - Fair Value of Financial Assets and Liabilities
The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. We review fair value hierarchy classification on a quarterly basis. There were no significant transfers between Levels 1 and 2 financial assets and liabilities for fiscal year 2019. Level 3 financial assets and liabilities are based on unobservable inputs to the valuation methodology and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances.

		Fair Value at
	Pricing Category	January 27, 2019	January 28, 2018
		(In millions)
Assets
Cash equivalents and marketable securities:
Corporate debt securities	Level 2	$2,620	$1,295
Debt securities of United States government agencies	Level 2	$2,280	$815
Debt securities issued by the United States Treasury	Level 2	$1,492	$573
Money market funds	Level 1	$483	$3,789
Foreign government bonds	Level 2	$209	$41
Asset-backed securities	Level 2	$151	$252
Mortgage-backed securities issued by United States government-sponsored enterprises	Level 2	$89	$130

Liabilities
Current liability:
1.00% Convertible Senior Notes (1)	Level 2	$—	$189
Other noncurrent liabilities:
2.20% Notes Due 2021 (1)	Level 2	$978	$982
3.20% Notes Due 2026 (1)	Level 2	$961	$986

(1)
These liabilities are carried on our Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount and issuance costs, and are not marked to fair value each period. Refer to Note 11 of these Notes to the Consolidated Financial Statements for additional information.

Note 9 - Balance Sheet Components
Certain balance sheet components are as follows:

	January 27, 2019	January 28, 2018
	(In millions)
Inventories:
Raw materials	$613	$227
Work in-process	238	192
Finished goods	724	377
Total inventories	$1,575	$796

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	January 27, 2019	January 28, 2018	Estimated Useful Life
	(In millions)		(In years)
Property and Equipment:
Land	$218	$218	(A)
Building	339	348	25-30
Test equipment	516	462	3-5
Computer equipment	522	285	3-5
Leasehold improvements	263	198	(B)
Software and licenses	109	88	3-5
Office furniture and equipment	69	79	5
Capital leases	28	28	(B)
Construction in process	107	31	(C)
Total property and equipment, gross	2,171	1,737
Accumulated depreciation and amortization	(767)	(740)
Total property and equipment, net	$1,404	$997

(A)	Land is a non-depreciable asset.

(B)	Leasehold improvements and capital leases are amortized based on the lesser of either the asset’s estimated useful life or the remaining expected lease term.

(C)	Construction in process represents assets that are not available for their intended use as of the balance sheet date.
Depreciation expense for fiscal years 2019, 2018, and 2017 was $233 million, $144 million, and $118 million, respectively.
Accumulated amortization of leasehold improvements and capital leases was $189 million and $178 million as of January 27, 2019 and January 28, 2018, respectively.

	January 27, 2019	January 28, 2018
	(In millions)
Accrued and Other Current Liabilities:
Customer program accruals	$302	$181
Accrued payroll and related expenses	186	172
Deferred revenue (1)	92	53
Taxes payable	91	33
Accrued legal settlement costs	24	—
Coupon interest on debt obligations	20	20
Warranty accrual (2)	18	15
Professional service fees	14	15
Accrued royalties	10	17
Other	61	36
Total accrued and other current liabilities	$818	$542

(1)	Deferred revenue primarily includes customer advances and deferrals related to license and development arrangements and PCS.

(2)	Refer to Note 12 of these Notes to the Consolidated Financial Statements for a discussion regarding warranties.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	January 27, 2019	January 28, 2018
	(In millions)
Other Long-Term Liabilities:
Income tax payable (1)	$513	$559
Deferred revenue (2)	46	15
Deferred rent	21	9
Employee benefits liability	20	12
Deferred income tax liability	19	18
Other	14	19
Total other long-term liabilities	$633	$632

(1)
As of January 27, 2019, represents the long-term portion of the one-time transition tax payable of $350 million, as well as unrecognized tax benefits of $142 million and related interest and penalties of $21 million.

(2)	Deferred revenue primarily includes deferrals related to license and development arrangements and PCS.
Note 10 - Derivative Financial Instruments
We enter into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. We designate these contracts as cash flow hedges and assess the effectiveness of the hedge relationships on a spot to spot basis. Gains or losses on the contracts are recorded in accumulated other comprehensive income or loss and reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur. The fair value of the contracts was not significant as of January 27, 2019 and January 28, 2018.
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
The table below presents the notional value of our foreign currency forward contracts outstanding as of January 27, 2019 and January 28, 2018:

	January 27, 2019	January 28, 2018
	(In millions)
Designated as cash flow hedges	$408	$104
Not designated for hedge accounting	$241	$94
As of January 27, 2019, all designated foreign currency forward contracts mature within eighteen months. The expected realized gains and losses deferred into accumulated other comprehensive income (loss) related to foreign currency forward contracts within the next twelve months was not significant.
During fiscal years 2019 and 2018, the impact of derivative financial instruments designated for hedge accounting treatment on other comprehensive income or loss was not significant and all such instruments were determined to be highly effective. Therefore, there were no gains or losses associated with ineffectiveness.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The carrying value of the Notes and the associated interest rates were as follows:

	Expected Remaining Term (years)	Effective Interest Rate	January 27, 2019	January 28, 2018
			(In millions)
2.20% Notes Due 2021	2.6	2.38%	$1,000	$1,000
3.20% Notes Due 2026	7.6	3.31%	1,000	1,000
Unamortized debt discount and issuance costs			(12)	(15)
Net carrying amount			$1,988	$1,985
Convertible Debt
1.00% Convertible Senior Notes Due 2018
In fiscal year 2014, we issued $1.50 billion of Convertible Notes. During fiscal year 2019, we paid cash to settle an aggregate of $16 million in principal amount of the Convertible Notes and issued 714 thousand shares of our common stock for the excess conversion value. The related loss on early conversions was not significant. As of January 27, 2019, there were no Convertible Notes outstanding.
Note Hedges
Concurrently with the issuance of the Convertible Notes, we entered into the Note Hedges. Through January 27, 2019, we had received 57 million shares of our common stock from the exercise of a portion of the Note Hedges related to the settlement of $1.50 billion in principal amount of the Convertible Notes. As of January 27, 2019, there were no Note Hedges outstanding.
Revolving Credit Facility
We have a Credit Agreement under which we may borrow up to $575 million for general corporate purposes and can obtain revolving loan commitments up to $425 million. As of January 27, 2019, we had not borrowed any amounts under this agreement.
Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of January 27, 2019, we had not issued any commercial paper.
Note 12 - Commitments and Contingencies
Inventory Purchase Obligations
As of January 27, 2019, we had outstanding inventory purchase obligations totaling $912 million.
Capital Purchase Obligations
As of January 27, 2019, we had outstanding capital purchase obligations totaling $258 million.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Lease Obligations
Our headquarters complex is located in Santa Clara, California and includes ten buildings that are leased properties. Future minimum lease payments related to headquarters operating leases total $326 million over the remaining terms of the leases, including predetermined rent escalations, and are included in the future minimum lease payment schedule below.
Additionally, we have other domestic and international office facilities, including datacenter space, under operating leases expiring through fiscal year 2035.
Future minimum lease payments under our non-cancelable operating leases as of January 27, 2019, are as follows:

Future Minimum Lease Obligations
(In millions)
Fiscal Year:
2020	$100
2021	97
2022	90
2023	77
2024	54
2025 and thereafter	265
Total	$683
Rent expense for fiscal years 2019, 2018, and 2017 was $80 million, $54 million, and $46 million, respectively.
Accrual for Product Warranty Liabilities
The estimated amount of product returns and warranty liabilities was $18 million and $15 million as of January 27, 2019 and January 28, 2018, respectively.
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
Between December 7, 2016 and July 25, 2017, NVIDIA filed multiple petitions for inter partes review, or IPR, at the United States Patent and Trademark Office, or USPTO, challenging the validity of each of the patents asserted by Polaris in the U.S. litigation. The USPTO instituted IPRs for four U.S. patents and declined to institute IPRs on two U.S. patents. On June 19, 2018, the USPTO issued a Final Written Decision on one IPR, finding claims 1-23 and 28 unpatentable but that claims 24-27 were not proved unpatentable. On November 20, 2018, the USPTO issued Final Written Decisions on two IPRs, finding claims 1, 4, 8-12, 16, 18, 43, 45, and 48-51 unpatentable but that claims 2-3, 5, 14, 17, 19-23, 26-31, and 44 were not proved unpatentable. On December 4, 2018, the USPTO issued a Final Written Decision on one IPR, finding all claims unpatentable. On December 19, 2018, the USPTO issued a Final Written Decision on one IPR, finding claims 1-14 unpatentable.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

On June 15, 2017, the California Court granted NVIDIA’s motion to stay the district court litigation pending resolution of the petitions for IPR. The California Court has not set a trial date.
On December 30, 2016, Polaris filed a complaint against NVIDIA for patent infringement in the Regional Court of Düsseldorf, Germany. Polaris alleges that NVIDIA has infringed and is continuing to infringe three patents relating to control of DRAM. On July 14, 2017, NVIDIA filed defenses to the infringement allegations including non-infringement with respect to each of the three asserted patents. On September 3, 2018, NVIDIA filed a rejoinder with additional noninfringement arguments. On December 4, 2018, NVIDIA filed a further rejoinder with additional noninfringement, nullity, and FRAND arguments.
An oral hearing is scheduled for February 21, 2019.
Between March 31, 2017 and June 12, 2017, NVIDIA filed nullity actions with the German Patent Court challenging the validity of each of the patents asserted by Polaris in the German litigation.
ZiiLabs 1 Patents Lawsuit
On October 2, 2017, ZiiLabs Inc., Ltd., or ZiiLabs, a non-practicing entity, filed a complaint in the United States District Court for the District of Delaware alleging that NVIDIA has infringed and is continuing to infringe four U.S. patents relating to GPUs, or the ZiiLabs 1 Patents. ZiiLabs is a Bermuda corporation and a wholly-owned subsidiary of Creative Technology Asia Limited, a Hong Kong company which is itself is a wholly-owned subsidiary of Creative Technology Ltd., a publicly traded Singapore company. The complaint seeks unspecified monetary damages, enhanced damages, interest, costs, and fees against NVIDIA and an injunction against further direct or indirect infringement of the ZiiLabs 1 Patents. On November 27, 2017, NVIDIA answered the ZiiLabs complaint and asserted various defenses including non-infringement and invalidity of the ZiiLabs 1 Patents.
On January 10, 2018, ZiiLabs filed a first amended complaint asserting infringement of a fifth U.S. patent.
On February 22, 2018, the Delaware Court stayed the ZiiLabs 1 case pending the resolution of the U.S. International Trade Commission, or USITC, investigation over the ZiiLabs 2 patents.
On February 1, 2019, NVIDIA entered into an immaterial agreement in which it receives a license to the ZiiLabs patents and a dismissal of the ZiiLabs 1 and 2 Patent Lawsuits. The ZiiLabs 1 and 2 district court cases were dismissed pursuant to a stipulation of dismissal filed on February 8, 2019. The Administrative Law Judge issued an Initial Determination on February 12, 2019, granting the motion to terminate the USITC investigation addressing the ZiiLabs 2 patents.
ZiiLabs 2 Patents Lawsuits
On December 27, 2017, ZiiLabs filed a second complaint in the United States District Court for the District of Delaware alleging that NVIDIA has infringed four additional U.S. patents, or the ZiiLabs 2 Patents. The second complaint also seeks unspecified monetary damages, enhanced damages, interest, costs, and fees against NVIDIA and an injunction against further direct or indirect infringement of the ZiiLabs 2 Patents.
On February 22, 2018, the Delaware Court stayed the district court action on the ZiiLabs 2 patents pending the resolution of the USITC Investigation over the ZiiLabs 2 patents.
On December 29, 2017, ZiiLabs filed a request with the USITC to commence an Investigation pursuant to Section 337 of the Tariff Act of 1930 relating to the unlawful importation of certain graphics processors and products containing the same. ZiiLabs alleges that the unlawful importation results from the infringement of the ZiiLabs 2 Patents by products from respondents NVIDIA, ASUSTeK Computer Inc., ASUS Computer International, EVGA Corporation, Gigabyte Technology Co., Ltd., G.B.T. Inc., Micro-Star International Co., Ltd., MSI Computer Corp., Nintendo Co., Ltd., Nintendo of America Inc., PNY Technologies Inc., Zotac International (MCO) Ltd., and Zotac USA Inc.
On February 28, 2018, NVIDIA and the other respondents answered the USITC complaint and asserted various defenses including non-infringement and invalidity of the four asserted ZiiLabs 2 patents.
On May 10, 2018, the Administrative Law Judge then presiding over the investigation issued an Initial Determination terminating the investigation with respect to one of the patents. On July 17, 2018, the USITC affirmed this decision on modified grounds.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

On October 18, 2018, the Administrative Law Judge currently presiding over the investigation issued an order construing certain claims of the three remaining patents in the investigation.
The hearing in the investigation is currently scheduled to begin on April 8, 2019. The target date for completion of the investigation is September 9, 2019.
On February 1, 2019, NVIDIA entered into an immaterial agreement in which it receives a license to the ZiiLabs patents and a dismissal of the ZiiLabs 1 and 2 Patent Lawsuits. The ZiiLabs 1 and 2 district court cases were dismissed pursuant to a stipulation of dismissal filed on February 8, 2019. The Administrative Law Judge issued an Initial Determination on February 12, 2019, granting the motion to terminate the USITC investigation addressing the ZiiLabs 2 patents.
Securities Class Action and Derivative Lawsuits
On December 21, 2018, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, captioned Iron Workers Joint Funds v. Nvidia Corporation, et al. (Case No. 18-cv-7669), naming as defendants NVIDIA and certain of NVIDIA’s officers. The complaint asserts that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and SEC Rule 10b-5, by making materially false or misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand between August 10, 2017 and November 15, 2018. The plaintiff also alleges that the NVIDIA officers who they named as defendants violated Section 20(a) of the Exchange Act. The plaintiff seeks class certification, an award of unspecified compensatory damages, an award of equitable/injunctive or other further relief as the Court may deem just and proper. On December 28, 2018, a substantially similar purported securities class action was commenced in the Northern District of California, captioned Oto v. Nvidia Corporation, et al. (Case No. 18-cv-07783), naming the same defendants, and seeking substantially similar relief. The two cases have been related and are before the same judge. A stipulation to consolidate the Iron Workers and Oto actions is pending before the Court. On February 19, 2019, a number of shareholders filed motions to consolidate the two cases and to be appointed lead plaintiff and for their respective counsel to be appointed lead counsel.
On January 18, 2019, a shareholder, purporting to act on the behalf of NVIDIA, filed a derivative lawsuit in the Northern District of California, captioned Han v. Huang, et al. (Case No. 19-cv-00341), seeking to assert claims on behalf of NVIDIA against the members of NVIDIA’s board of directors and certain officers. The lawsuit asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act based on the dissemination of allegedly false and misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand. The plaintiff is seeking unspecified damages and other relief, including reforms and improvements to NVIDIA’s corporate governance and internal procedures. On February 12, 2019, a substantially similar derivative lawsuit was filed in the Northern District of California captioned Yang v. Huang, et. al. (Case No. 19-cv-00766), naming the same named defendants, and seeking the same relief. On February 19, 2019, a third substantially similar derivative lawsuit was filed in the Northern District of California captioned The Booth Family Trust v. Huang, et. al. (Case No. 3:19-cv-00876), naming the same named defendants, and seeking substantially the same relief.
It is possible that additional suits will be filed, or allegations received from shareholders, with respect to these same or other matters, naming us and/or our officers and directors as defendants.
Accounting for Loss Contingencies
We are engaged in legal actions not described above arising in the ordinary course of business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position. As of January 27, 2019, with the exception of immaterial amounts, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, except as specifically described above, any possible loss or range of loss in these matters cannot be reasonably estimated at this time.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 13 - Income Taxes
The income tax expense (benefit) applicable to income before income taxes consists of the following:

	Year Ended
	January 27, 2019	January 28, 2018	January 29, 2017
	(In millions)
Current income taxes:
Federal	$1	$464	$7
State	—	1	1
Foreign	69	43	34
Total current	70	508	42
Deferred taxes:
Federal	(315)	(376)	199
State	—	—	—
Foreign	—	17	(2)
Total deferred	(315)	(359)	197
Income tax expense (benefit)	$(245)	$149	$239
Income before income tax consists of the following:

	Year Ended
	January 27, 2019	January 28, 2018	January 29, 2017
	(In millions)
Domestic (1)	$1,843	$1,600	$600
Foreign	2,053	1,596	1,305
Income before income tax	$3,896	$3,196	$1,905

(1)	The increase in domestic income is primarily due to jurisdictional allocation of stock-based compensation charges.
The income tax expense (benefit) differs from the amount computed by applying the U.S. federal statutory rate of 21%, 33.9%, and 35% for fiscal years 2019, 2018, and 2017, respectively, to income before income taxes as follows:

	Year Ended
	January 27, 2019	January 28, 2018	January 29, 2017
	(In millions)
Tax expense computed at federal statutory rate	$818	$1,084	$667
Expense (benefit) resulting from:
State income taxes, net of federal tax effect	23	10	4
Foreign tax rate differential	(412)	(545)	(315)
Stock-based compensation	(191)	(181)	(70)
Tax Cuts and Jobs Act of 2017	(368)	(133)	—
U.S. federal R&D tax credit	(141)	(87)	(52)
Other	26	1	5
Income tax expense (benefit)	$(245)	$149	$239

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The tax effect of temporary differences that gives rise to significant portions of the deferred tax assets and liabilities are presented below:

	January 27, 2019	January 28, 2018
	(In millions)
Deferred tax assets:
Net operating loss carryforwards	$70	$67
Accruals and reserves, not currently deductible for tax purposes	41	24
Property, equipment and intangible assets	2	32
Research and other tax credit carryforwards	626	579
Stock-based compensation	25	24
GILTI deferred tax assets	376	—
Gross deferred tax assets	1,140	726
Less valuation allowance	(562)	(469)
Total deferred tax assets	578	257
Deferred tax liabilities:
Acquired intangibles	(2)	(4)
Unremitted earnings of foreign subsidiaries	(35)	(26)
Gross deferred tax liabilities	(37)	(30)
Net deferred tax asset (1)	$541	$227
(1) Net deferred tax asset includes long-term deferred tax assets of $560 million and $245 million and long-term deferred tax liabilities of $19 million and $18 million for fiscal years 2019 and 2018, respectively. Long-term deferred tax assets are included in Other assets and long-term deferred tax liabilities are included in Other long-term liabilities on our Consolidated Balance Sheets.
We recognized an income tax benefit of $245 million for fiscal year 2019, and income tax expense of $149 million and $239 million for fiscal years 2018, and 2017, respectively. Our annual effective tax rate was (6.3)%, 4.7%, and 12.5% for fiscal years 2019, 2018, and 2017, respectively.
In December 2017, the TCJA was enacted into law. The TCJA significantly changed U.S. tax law, including a reduction of the U.S. federal corporate income tax rate from 35% to 21%, a requirement for companies to pay a one-time transition tax on the earnings of certain foreign subsidiaries that were previously tax deferred and the creation of new taxes (global intangible low-taxed income, or GILTI) on certain foreign-source earnings. As a fiscal year-end taxpayer, certain provisions of the TCJA began to impact us in the fourth quarter of fiscal year 2018, while other provisions impacted us beginning in fiscal year 2019.
In fiscal year 2018 and the first nine months of fiscal year 2019, we recorded provisional amounts for certain enactment-date effects of the TCJA by applying the SEC guidance in SAB 118 because we had not yet completed our accounting for these effects. As of January 27, 2019, we completed our accounting for all of the enactment-date income tax effects of the TCJA and recognized a reduction of $368 million to the provisional amount recorded at January 28, 2018 as a component of income tax expense (benefit). This adjustment primarily relates to the effects of electing to account for GILTI in deferred taxes, as described below. Our final tax benefit from the TCJA was $501 million.
The one-time transition tax is based on the post-1986 earnings and profits, or E&P, of our foreign subsidiaries. We had previously accrued deferred taxes on a portion of these same earnings. We recorded a provisional one-time transition tax liability of $971 million at January 28, 2018. Upon further analysis of the TCJA and Notices and regulations issued by the US Department of the Treasury and Internal Revenue Service, we finalized our calculations of the transition tax liability during fiscal year 2019. For fiscal year 2019, we increased our transition tax provisional amount by $33 million.
As a result of the reduction of the corporate income tax rate to 21%, companies were required to remeasure their deferred tax assets and liabilities as of the date of enactment. As a result, at January 28, 2018 we had recorded a provisional income tax expense of $43 million on the write-down of our deferred tax balance. Upon further analysis of certain aspects of the TJCA, including immediate expensing of qualified capital expenditures and refinement of our calculations, we reduced our provisional tax expense amount by $20 million.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The TCJA subjects a U.S. corporation to tax on its GILTI. Under U.S. GAAP, we can make an accounting policy election to either treat taxes due on the GILTI as a current period expense or factor such amounts into our measurement of deferred taxes. Because we were still evaluating the GILTI provisions as of January 28, 2018, we recorded no GILTI-related deferred balances. After further evaluation, we elected to account for GILTI deferred taxes. In fiscal year 2019, we recorded additional deferred tax assets as a net $370 million income tax benefit related to GILTI in deferred taxes.
The decrease in the effective tax rate in fiscal year 2019 as compared to fiscal years 2018 and 2017 was primarily due to a decrease in the U.S. statutory tax rate from 33.9% to 21%, the finalization of the enactment-date income tax effects of the TCJA, higher U.S federal research tax credits and excess tax benefits related to stock-based compensation in fiscal year 2019.
The decrease in the effective tax rate in fiscal year 2018 as compared to fiscal year 2017 was primarily due to the provisional impact of the tax law changes and recognition of excess tax benefits related to stock-based compensation.
Our effective tax rate for fiscal year 2019 was lower than the U.S. federal statutory rate of 21% due primarily to income earned in jurisdictions, including British Virgin Islands, Hong Kong, China, Taiwan and United Kingdom, where the tax rate was lower than the U.S. federal statutory tax rates, the finalization of the enactment-date income tax effects of the TCJA, favorable recognition of the U.S. federal research tax credits, and excess tax benefits related to stock-based compensation.
Our effective tax rate for fiscal years 2018 and 2017 was lower than the blended U.S. federal statutory rate of 33.9% for fiscal year 2018 and 35% for fiscal year 2017 due primarily to income earned in jurisdictions, including British Virgin Islands, Hong Kong, China, Taiwan and United Kingdom, where the tax rate was lower than the U.S. federal statutory tax rates, favorable recognition of U.S. federal research tax credits, the provisional impact of the tax law changes in 2018, and excess tax benefits related to stock-based compensation.
As of January 27, 2019 and January 28, 2018, we had a valuation allowance of $562 million and $469 million, respectively, related to state and certain foreign deferred tax assets that management determined not likely to be realized due, in part, to projections of future taxable income. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period.
As of January 27, 2019, we had federal, state and foreign net operating loss carryforwards of $72 million, $291 million and $290 million, respectively. The federal and state carryforwards will expire beginning in fiscal year 2023 and 2020, respectively. The foreign net operating loss carryforwards of $290 million may be carried forward indefinitely. As of January 27, 2019, we had federal research tax credit carryforwards of $347 million that will begin to expire in fiscal year 2037. We have state research tax credit carryforwards of $718 million, of which $687 million is attributable to the State of California and may be carried over indefinitely, and $31 million is attributable to various other states and will expire beginning in fiscal year 2020. Our tax attributes, net operating loss and tax credit carryforwards, remain subject to audit and may be adjusted for changes or modification in tax laws, other authoritative interpretations thereof, or other facts and circumstances. Utilization of federal, state, and foreign net operating losses and tax credit carryforwards may also be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state and foreign tax provisions. If any such limitations apply, the federal, states, or foreign net operating loss and tax credit carryforwards, as applicable, may expire or be denied before utilization.
As of January 27, 2019, we had $477 million of gross unrecognized tax benefits, of which $432 million would affect our effective tax rate if recognized. However, approximately $82 million of the unrecognized tax benefits were related to state income tax positions taken, that, if recognized, would be in the form of a carryforward deferred tax asset that would likely attract a full valuation allowance. The $432 million of unrecognized tax benefits as of January 27, 2019 consisted of $142 million recorded in non-current income taxes payable and $290 million reflected as a reduction to the related deferred tax assets.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A reconciliation of gross unrecognized tax benefits is as follows:

	January 27, 2019	January 28, 2018	January 29, 2017
	(In millions)
Balance at beginning of period	$447	$224	$230
Increases in tax positions for prior years	52	7	3
Decreases in tax positions for prior years	(141)	(1)	—
Increases in tax positions for current year	129	222	46
Settlements	—	—	(48)
Lapse in statute of limitations	(10)	(5)	(7)
Balance at end of period	$477	$447	$224
We classify an unrecognized tax benefit as a current liability, or amount refundable, to the extent that we anticipate payment or receipt of cash for income taxes within one year. The amount is classified as a long-term liability, or reduction of long-term deferred tax assets or amount refundable if we anticipate payment or receipt of cash for income taxes during a period beyond a year.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 27, 2019, January 28, 2018, and January 29, 2017, we had accrued $21 million, $15 million, and $13 million, respectively, for the payment of interest and penalties related to unrecognized tax benefits, which is not included as a component of our unrecognized tax benefits. As of January 27, 2019, unrecognized tax benefits of $142 million and the related interest and penalties of $21 million are included in non-current income taxes payable.
While we believe that we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of January 27, 2019, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.
We are subject to taxation by a number of taxing authorities both in the United States and throughout the world. As of January 27, 2019, the significant tax jurisdictions that may be subject to examination include the United States, Hong Kong, Taiwan, China, United Kingdom, Germany, and India for fiscal years 2003 through 2018. As of January 27, 2019, the significant tax jurisdictions for which we are currently under examination include India, Taiwan, China and UK for fiscal years 2003 through 2018.
Note 14 - Shareholders’ Equity
Capital Return Program
Beginning August 2004, our Board of Directors authorized us to repurchase our stock.
During fiscal year 2019, we repurchased a total of 9 million shares for $1.58 billion and also paid $371 million in cash dividends to our shareholders.
Through January 27, 2019, we have repurchased an aggregate of 260 million shares under our share repurchase program for a total cost of $7.08 billion. All shares delivered from these repurchases have been placed into treasury stock. In November 2018, our board of directors authorized an additional $7.00 billion under our share repurchase program. As of January 27, 2019, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $7.24 billion through December 2022.
Preferred Stock
As of January 27, 2019 and January 28, 2018, there were no shares of preferred stock outstanding.
Common Stock
We are authorized to issue up to 2.00 billion shares of our common stock at $0.001 per share par value.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 15 - Employee Retirement Plans
We have a 401(k) retirement plan covering substantially all of our U.S. employees. Under the plan, participating employees may defer up to 80% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits and we match a portion of the employee contributions. Our contribution expense for fiscal years 2019, 2018, and 2017 was $39 million, $23 million, and $12 million, respectively. We also have defined contribution retirement plans outside of the United States to which we contributed $31 million, $25 million, and $23 million for fiscal years 2019, 2018, and 2017, respectively.
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
Our GPU product brands are aimed at specialized markets including GeForce for gamers; Quadro for designers; Tesla and DGX for AI data scientists and big data researchers; and GRID for cloud-based visual computing users. Our Tegra brand integrates an entire computer onto a single chip, and incorporates GPUs and multi-core CPUs to drive supercomputing for autonomous robots, drones, and cars, as well as for game consoles and mobile gaming and entertainment devices.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	GPU	Tegra Processor	All Other	Consolidated
	(In millions)
Year Ended January 27, 2019:
Revenue	$10,175	$1,541	$—	$11,716
Depreciation and amortization expense	$197	$47	$18	$262
Operating income (loss)	$4,443	$241	$(880)	$3,804

Year Ended January 28, 2018:
Revenue	$8,137	$1,534	$43	$9,714
Depreciation and amortization expense	$123	$37	$39	$199
Operating income (loss)	$3,507	$303	$(600)	$3,210

Year Ended January 29, 2017:
Revenue	$5,822	$824	$264	$6,910
Depreciation and amortization expense	$116	$29	$42	$187
Operating income (loss)	$2,180	$(9)	$(237)	$1,934

	Year Ended
	January 27, 2019	January 28, 2018	January 29, 2017
	(In millions)
Reconciling items included in "All Other" category:
Unallocated revenue	$—	$43	$264
Stock-based compensation expense	(557)	(391)	(247)
Unallocated cost of revenue and operating expenses	(277)	(237)	(215)
Legal settlement costs	(44)	—	(16)
Acquisition-related and other costs	(2)	(15)	(23)
Total	$(880)	$(600)	$(237)
Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on the invoicing address by geographic regions:

	Year Ended
	January 27, 2019	January 28, 2018	January 29, 2017
Revenue:	(In millions)
Taiwan	$3,360	$2,991	$2,546
China (including Hong Kong)	2,801	1,896	1,305
Other Asia Pacific	2,368	2,066	1,010
United States	1,506	1,274	904
Europe	914	768	659
Other countries	767	719	486
Total revenue	$11,716	$9,714	$6,910

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Year Ended
	January 27, 2019	January 28, 2018	January 29, 2017
Revenue:	(In millions)
Gaming	$6,246	$5,513	$4,060
Professional Visualization	1,130	934	835
Datacenter	2,932	1,932	830
Automotive	641	558	487
OEM & IP	767	777	698
Total revenue	$11,716	$9,714	$6,910
The following table presents summarized information for long-lived assets by geographic region. Long-lived assets consist of property and equipment and deposits and other assets, and exclude goodwill and intangible assets.

	January 27, 2019	January 28, 2018
Long-lived assets:	(In millions)
United States	$1,266	$928
Taiwan	137	58
India	44	40
China (including Hong Kong)	38	33
Europe	26	11
Other Asia Pacific	1	1
Total long-lived assets	$1,512	$1,071
No customer represented 10% or more of total revenue for fiscal years 2019 and 2018. In fiscal year 2017, we had one customer that represented 12% of our total revenue. The revenue was attributable to the GPU business.
Accounts receivable from significant customers, those representing 10% or more of total accounts receivable, aggregated approximately 19% of our accounts receivable balance from one customer as of January 27, 2019, and approximately 28% of our accounts receivable balance from two customers as of January 28, 2018.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 17 - Quarterly Summary (Unaudited)
The following table sets forth our unaudited consolidated financial results, for the last eight fiscal quarters:

	Fiscal Year 2019 Quarters Ended
	January 27, 2019	October 28, 2018	July 29, 2018	April 29, 2018
	(In millions, except per share data)
Statements of Income Data:
Revenue	$2,205	$3,181	$3,123	$3,207
Cost of revenue	$998	$1,260	$1,148	$1,139
Gross profit	$1,207	$1,921	$1,975	$2,068
Net income (1)	$567	$1,230	$1,101	$1,244
Net income per share (1):
Basic	$0.93	$2.02	$1.81	$2.05
Diluted	$0.92	$1.97	$1.76	$1.98

(1)
In the third and fourth quarters of fiscal year 2019, we recorded U.S. tax reform benefits of $138 million and $230 million, respectively, associated with the completion of our accounting for the enactment-date income tax effects of the TCJA. Refer to Note 13 of these Notes to the Consolidated Financial Statements for a discussion regarding the U.S. tax reform.

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

NVIDIA CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
	(In millions)
Fiscal year 2019
Allowance for doubtful accounts	$4	$—	(1)	$(2)	(1)	$2
Sales return allowance	$9	$21	(2)	$(22)	(4)	$8
Deferred tax valuation allowance	$469	$93	(3)	$—		$562
Fiscal year 2018
Allowance for doubtful accounts	$3	$1	(1)	$—	(1)	$4
Sales return allowance	$10	$15	(2)	$(16)	(4)	$9
Deferred tax valuation allowance	$353	$116	(3)	$—		$469
Fiscal year 2017
Allowance for doubtful accounts	$2	$1	(1)	$—	(1)	$3
Sales return allowance	$9	$9	(2)	$(8)	(4)	$10
Deferred tax valuation allowance	$272	$81	(3)	$—		$353

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

(4)	Represents sales returns.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	S-8	333-74905	4.1	3/23/1999
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	0-23985	3.1	8/21/2008
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	0-23985	3.1	5/24/2011
3.4	Bylaws of NVIDIA Corporation, Amended and Restated as of November 29, 2016	8-K	0-23985	3.1	12/1/2016
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.2	Specimen Stock Certificate	S-1/A	333-47495	4.2	4/24/1998
4.3	Indenture (including the form of Notes) dated December 2, 2013 between NVIDIA Corporation and Wells Fargo Bank, National Association	8-K	0-23985	4.1	12/2/2013
4.4	Form of 1.00% Convertible Senior Note due 2018	8-K	0-23985	Exhibit A to Exhibit 4.1	12/2/2013
4.5	Indenture, dated as of September 16, 2016, by and between the Company and Wells Fargo Bank, National Association, as Trustee	8-K	0-23985	4.1	9/16/2016
4.6	Officers’ Certificate, dated as of September 16, 2016	8-K	0-23985	4.2	9/16/2016
4.7	Form of 2021 Note	8-K	0-23985	Annex A to Exhibit 4.2	9/16/2016
4.8	Form of 2026 Note	8-K	0-23985	Annex B to Exhibit 4.2	9/16/2016
10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985	10.1	3/7/2006
10.2+	Amended and Restated 2007 Equity Incentive Plan	8-K	0-23985	10.1	5/21/2018
10.3+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Annual Grant - Board Service (2011))	10-Q	0-23985	10.41	5/27/2011
10.4+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Initial Grant - Board Service (2011))	8-K	0-23985	10.1	12/14/2011
10.5+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Stock Option Grant (2012 Annual Board Retainer)	10-Q	0-23985	10.4	5/23/2012
10.6+	2007 Equity Incentive Plan - Non Statutory Stock Option	8-K	0-23985	10.2	9/13/2010
10.7+	2007 Equity Incentive Plan - Incentive Stock Option	8-K	0-23985	10.21	9/13/2010
10.8+	Amended and Restated 2007 Equity Incentive Plan - Non Statutory Stock Option	10-Q	0-23985	10.1	8/22/2012
10.9+	Amended and Restated 2007 Equity Incentive Plan - Incentive Stock Option	10-Q	0-23985	10.2	8/22/2012

10.10+	Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement	10-Q	0-23985	10.3	8/22/2012
10.11+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (with deferral option)	10-Q	0-23985	10.3	5/23/2012
10.12+	Amended and Restated 2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant - Board Service)	8-K	0-23985	10.1	7/23/2013
10.13+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Deferred Restricted Stock Unit Grant Notice and Deferred Restricted Stock Unit Agreement (2015)	10-K	0-23985	10.25	3/12/2015
10.14+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Deferred Restricted Stock Unit Grant Notice and Deferred Restricted Stock Unit Agreement (2016)	10-K	0-23985	10.26	3/12/2015
10.15+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (2016)	10-K	0-23985	10.27	3/12/2015
10.16+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (Initial Grant - with deferral options)	10-Q	0-23985	10.1	5/20/2015
10.17+	Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement & Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement (2015)	10-Q	0-23985	10.2	5/20/2015
10.18+	Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement & Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement (2018)	10-Q	0-23985	10.2	5/22/2018
10.19+*	Amended and Restated 2007 Equity Incentive Plan - Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2019)
10.20+	Amended and Restated 2012 Employee Stock Purchase Plan	10-Q	0-23985	10.2	5/21/2018
10.21+	Fiscal Year 2018 Variable Compensation Plan	8-K	0-23985	10.1	3/13/2017
10.22+	Fiscal Year 2019 Variable Compensation Plan	8-K	0-23985	10.1	3/13/2018
10.23+	Offer Letter between NVIDIA Corporation and Colette Kress, dated September 13, 2013	8-K	0-23985	10.1	9/16/2013
10.24+	Offer Letter between NVIDIA Corporation and Tim Teter, dated December 16, 2016	8-K	0-23985	10.1	1/19/2017
10.25	Base Convertible Note Hedge Transaction Confirmation	8-K	0-23985	99.1	12/2/2013
10.26	Additional Convertible Note Hedge Transaction Confirmation	8-K	0-23985	99.3	12/2/2013

10.27	Credit Agreement, dated as of October 7, 2016 by and among NVIDIA Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto	8-K	0-23985	1.1	10/13/2016
10.28	Form of Commercial Paper Dealer Agreement between NVIDIA Corporation, as Issuer, and the Dealer party thereto	8-K	0-23985	10.1	12/15/2017
21.1*	List of Registrant's Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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
Copies of above exhibits not contained herein are available to any shareholder upon written request to:
Investor Relations: NVIDIA Corporation, 2788 San Tomas Expressway, Santa Clara, CA 95051

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2019.

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

Signature	Title	Date
/s/ JEN-HSUN HUANG	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2019
Jen-Hsun Huang
/s/ COLETTE M. KRESS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2019
Colette M. Kress
/s/ MICHAEL J. BYRON	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2019
Michael J. Byron
	Director	February 21, 2019
Robert Burgess
/s/ TENCH COXE	Director	February 21, 2019
Tench Coxe
/s/ PERSIS DRELL	Director	February 21, 2019
Persis Drell
/s/ JAMES C. GAITHER	Director	February 21, 2019
James C. Gaither
/s/ DAWN HUDSON	Director	February 21, 2019
Dawn Hudson
/s/ HARVEY C. JONES	Director	February 21, 2019
Harvey C. Jones
/s/ MICHAEL MCCAFFERY	Director	February 21, 2019
Michael McCaffery
/s/ MARK L. PERRY	Director	February 21, 2019
Mark L. Perry
/s/ A. BROOKE SEAWELL	Director	February 21, 2019
A. Brooke Seawell
	Director	February 21, 2019
Mark Stevens