Form 10-Q
period 2019-04-28
NVIDIA CORP
filed 2019-05-16
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2019
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
N/A
(Former name, former address and former fiscal year if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NVDA	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.001 par value, outstanding as of May 10, 2019, was 609 million.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED April 28, 2019
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

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	April 28,	April 29,
	2019	2018

Revenue	$2,220	$3,207
Cost of revenue	924	1,139
Gross profit	1,296	2,068
Operating expenses
Research and development	674	542
Sales, general and administrative	264	231
Total operating expenses	938	773
Income from operations	358	1,295
Interest income	44	25
Interest expense	(13)	(15)
Other, net	—	6
Total other income (expense)	31	16
Income before income tax	389	1,311
Income tax expense (benefit)	(5)	67
Net income	$394	$1,244

Net income per share:
Basic	$0.65	$2.05
Diluted	$0.64	$1.98

Weighted average shares used in per share computation:
Basic	607	606
Diluted	616	627
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	April 28,	April 29,
	2019	2018

Net income	$394	$1,244
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Net change in unrealized gain (loss)	7	(3)
Cash flow hedges:
Net unrealized gain (loss)	4	(3)
Reclassification adjustments for net realized gain (loss) included in net income	(1)	1
Net change in unrealized gain (loss)	3	(2)
Other comprehensive income (loss), net of tax	10	(5)
Total comprehensive income	$404	$1,239
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	April 28,	January 27,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$2,772	$782
Marketable securities	5,030	6,640
Accounts receivable, net	1,242	1,424
Inventories	1,426	1,575
Prepaid expenses and other current assets	159	136
Total current assets	10,629	10,557
Property and equipment, net	1,473	1,404
Operating lease assets	536	—
Goodwill	618	618
Intangible assets, net	54	45
Deferred income tax assets	601	560
Other assets	110	108
Total assets	$14,021	$13,292

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$368	$511
Accrued and other current liabilities	815	818
Total current liabilities	1,183	1,329
Long-term debt	1,988	1,988
Long-term operating lease liabilities	486	—
Other long-term liabilities	660	633
Total liabilities	4,317	3,950
Commitments and contingencies - see Note 13
Shareholders’ equity:
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	6,317	6,051
Treasury stock, at cost	(9,474)	(9,263)
Accumulated other comprehensive loss	(2)	(12)
Retained earnings	12,862	12,565
Total shareholders' equity	9,704	9,342
Total liabilities and shareholders' equity	$14,021	$13,292
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Outstanding		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
(In millions, except per share data)	Shares	Amount
Balances, January 27, 2019	606	$1	$6,051	$(9,263)	$(12)	$12,565	$9,342
Other comprehensive income	—	—	—	—	10	—	10
Net income	—	—	—	—	—	394	394
Issuance of common stock from stock plans	4	—	83	—	—	—	83
Tax withholding related to vesting of restricted stock units	(1)	—	—	(211)	—	—	(211)
Cash dividends declared and paid ($0.160 per common share)	—	—	—	—	—	(97)	(97)
Stock-based compensation	—	—	183	—	—	—	183
Balances, April 28, 2019	609	$1	$6,317	$(9,474)	$(2)	$12,862	$9,704

	Common Stock Outstanding		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
(In millions, except per share data)	Shares	Amount
Balances, January 28, 2018	606	$1	$5,351	$(6,650)	$(18)	$8,787	$7,471
Retained earnings adjustment due to adoption of new revenue accounting standard	—	—	—	—	—	8	8
Other comprehensive loss	—	—	—	—	(5)	—	(5)
Net income	—	—	—	—	—	1,244	1,244
Issuance of common stock from stock plans	6	—	66	—	—	—	66
Tax withholding related to vesting of restricted stock units	(2)	—	—	(450)	—	—	(450)
Share repurchase	(3)	—	—	(655)	—	—	(655)
Cash dividends declared and paid ($0.150 per common share)	—	—	—	—	—	(91)	(91)
Stock-based compensation	—	—	129	—	—	—	129
Balances, April 29, 2018	607	$1	$5,546	$(7,755)	$(23)	$9,948	$7,717
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	April 28,	April 29,
	2019	2018
Cash flows from operating activities:
Net income	$394	$1,244
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	178	129
Depreciation and amortization	91	57
Deferred income taxes	(42)	51
Other	(2)	(8)
Changes in operating assets and liabilities:
Accounts receivable	182	56
Inventories	153	(2)
Prepaid expenses and other assets	5	(38)
Accounts payable	(123)	22
Accrued and other current liabilities	(129)	(81)
Other long-term liabilities	13	15
Net cash provided by operating activities	720	1,445
Cash flows from investing activities:
Proceeds from maturities of marketable securities	2,219	239
Proceeds from sales of marketable securities	26	33
Purchases of marketable securities	(622)	(3,705)
Purchases of property and equipment and intangible assets	(128)	(118)
Net cash provided by (used in) investing activities	1,495	(3,551)
Cash flows from financing activities:
Proceeds related to employee stock plans	83	66
Payments related to tax on restricted stock units	(211)	(449)
Dividends paid	(97)	(91)
Payments related to repurchases of common stock	—	(655)
Repayment of Convertible Notes	—	(2)
Net cash used in financing activities	(225)	(1,131)
Change in cash and cash equivalents	1,990	(3,237)
Cash and cash equivalents at beginning of period	782	4,002
Cash and cash equivalents at end of period	$2,772	$765

Other non-cash investing activity:
Assets acquired by assuming related liabilities	$114	$43
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. The January 27, 2019 consolidated balance sheet was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 27, 2019, as filed with the SEC, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of results of operations and financial position have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 27, 2019.
Significant Accounting Policies
Except for the accounting policy for leases, which was updated as a result of adopting a new accounting standard related to leases, there have been no material changes to our significant accounting policies in Note 1 - Organization and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 27, 2019.
Leases
We determine if an arrangement is or contains a lease at inception. Operating leases with lease terms of more than 12 months are included in operating lease assets, accrued and other current liabilities, and long-term operating lease liabilities on our consolidated balance sheet. Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments over the lease term.
Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments discounted using our incremental borrowing rate. Operating lease assets also include initial direct costs incurred and prepaid lease payments, minus any lease incentives. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.
We combine the lease and non-lease components in determining the operating lease assets and liabilities.
Refer to Note 3 of these Notes to Condensed Consolidated Financial Statements for additional information.
Fiscal Year
We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2020 and 2019 are both 52-week years. The first quarters of fiscal years 2020 and 2019 were both 13-week quarters.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

other contingencies. These estimates are based on historical facts and various other assumptions that we believe are reasonable.
Adoption of New and Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncement
The Financial Accounting Standards Board, or FASB, issued an accounting standards update regarding the accounting for leases under which lease assets and liabilities are recognized on the balance sheet. We adopted this guidance on January 28, 2019 using the optional transition method by recognizing a cumulative-effect adjustment to the consolidated balance sheet. Refer to Note 3 of these Notes to Condensed Consolidated Financial Statements for additional information.
Recent Accounting Pronouncement Not Yet Adopted
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
Note 2 - Merger Agreement with Mellanox Technologies, Ltd.
On March 10, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Mellanox Technologies Ltd, or Mellanox, pursuant to which we will acquire all of the issued and outstanding common shares of Mellanox for $125 per share in cash, representing a total enterprise value of approximately $6.9 billion as of the date of the Merger Agreement. The closing of the merger is subject to certain conditions, including the approval by Mellanox shareholders and various regulatory agencies. If the Merger Agreement is terminated under certain circumstances involving the failure to obtain required regulatory approvals, we could be obligated to pay Mellanox a termination fee of $350 million.
Note 3 - New Lease Accounting Standard
Method and Impact of Adoption
On January 28, 2019, we adopted the new lease accounting standard using the optional transition method by recognizing a cumulative-effect adjustment to the consolidated balance sheet and not adjusting comparative information for prior periods. In addition, we elected the package of practical expedients permitted under the transition guidance, which allowed us not to reassess (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases.
The cumulative-effect adjustment upon adoption of the new lease accounting standard resulted in the recognition of $470 million of operating lease assets and $500 million of operating lease liabilities on our Consolidated Balance Sheet. The difference of $30 million represents deferred rent for leases that existed as of the date of adoption, which was an offset to the opening balance of operating lease assets.
Lease Obligations
Our lease obligations consist of operating leases for our headquarters complex, domestic and international office facilities, and data center space, with lease periods expiring between 2019 and 2035.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Future minimum lease payments under our non-cancelable operating leases as of April 28, 2019, are as follows:

Operating Lease Obligations
(In millions)
Fiscal Year:
2020 (excluding first quarter of fiscal year 2020)	$77
2021	100
2022	92
2023	79
2024	57
2025 and thereafter	277
Total	682
Less imputed interest	116
Present value of net future minimum lease payments	566
Less short-term operating lease liabilities	80
Long-term operating lease liabilities	$486

Future minimum lease payments under our non-cancelable operating leases as of January 27, 2019, based on the previous lease accounting standard, are as follows:

Lease Obligations
(In millions)
Fiscal Year:
2020	$100
2021	97
2022	90
2023	77
2024	54
2025 and thereafter	265
Total	$683

Operating lease expense for the first quarter of fiscal years 2020 and 2019 was $27 million and $16 million, respectively. Short-term and variable lease expenses for the first quarter of fiscal year 2020 were not significant.

Other information related to leases was as follows:

Three Months Ended
April 28, 2019
(In millions)
Supplemental cash flows information
Operating cash flows used for operating leases	$24
Operating lease assets obtained in exchange for lease obligations	$87
Weighted-average remaining lease term - operating leases	8.9 years
Weighted-average remaining discount rate - operating leases	3.73%

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
Our Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts allocated to inventory, as follows:

	Three Months Ended
	April 28, 2019	April 29, 2018
	(In millions)
Cost of revenue	$4	$8
Research and development	114	74
Sales, general and administrative	60	47
Total	$178	$129
Equity Award Activity
The following is a summary of equity award transactions under our equity incentive plans:

	RSUs, PSUs, and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
	(In millions, except per share data)
Balances, January 27, 2019	16	$129.92
Granted (1) (2)	6	$183.83
Vested restricted stock	(3)	$53.97
Canceled and forfeited	(1)	$191.92
Balances, April 28, 2019	18	$159.28

(1)
Includes the number of PSUs granted that will be issued and eligible to vest if the maximum corporate financial performance goal for fiscal year 2020 is achieved. Depending on the actual level of the corporate performance achievement at the end of fiscal year 2020, the PSUs issued could be up to 0.4 million shares.

(2)
Includes the number of market-based PSUs granted that will be issued and eligible to vest if the maximum goal for total shareholder return, or TSR, over the 3-year measurement period is achieved. Depending on the ranking of our TSR compared to those of the companies comprising the Standard & Poor’s 500 Index during that period, the market-based PSUs issued could be up to 60 thousand shares.

Of the total fair value of equity awards granted during the first quarter of fiscal year 2020, we estimated that the stock-based compensation expense related to equity awards that are not expected to vest was $85 million.
As of April 28, 2019, there was $2.27 billion of aggregate unearned stock-based compensation expense. This amount is expected to be recognized over a weighted average period of 2.7 years for RSUs, PSUs, and market-based PSUs, and 1.3 years for ESPP.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 – Net Income Per Share
The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended
	April 28,	April 29,
	2019	2018
	(In millions, except per share data)
Numerator:
Net income	$394	$1,244
Denominator:
Basic weighted average shares	607	606
Dilutive impact of outstanding securities:
Equity awards	9	20
1.00% Convertible Senior Notes	—	1
Diluted weighted average shares	616	627
Net income per share:
Basic (1)	$0.65	$2.05
Diluted (2)	$0.64	$1.98
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	11	1

(1)	Calculated as net income divided by basic weighted average shares.

(2)	Calculated as net income divided by diluted weighted average shares.
Note 6 – Income Taxes
We recognized an income tax benefit of $5 million for the first quarter of fiscal year 2020 and income tax expense of $67 million for the first quarter of fiscal year 2019. The income tax benefit as a percentage of income before income tax was 1.3% for the first quarter of fiscal year 2020 and income tax expense as a percentage of income before tax was 5.1% for the first quarter of fiscal year 2019.
The decrease in our effective tax rate for the first quarter of fiscal year 2020 as compared to the same period in the prior fiscal year was primarily due to a decrease in the amount of earnings subject to United States tax, and an increase in the impact of tax benefits from stock-based compensation and the U.S. federal research tax credit.
Our effective tax rates for the first quarter of fiscal years 2020 and 2019 were (1.3)% and 5.1%, respectively, and were lower than the U.S. federal statutory rate of 21%, due to income earned in jurisdictions that are subject to taxes lower than the U.S. federal statutory tax rate, tax benefits related to stock-based compensation, and the benefit of the U.S. federal research tax credit.
For the first quarter of fiscal year 2020, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions. Additionally, there have been no material changes to our unrecognized tax benefits and any related interest or penalties since the fiscal year ended January 27, 2019.
While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon review, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of April 28, 2019, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7 - Marketable Securities
Our cash equivalents and marketable securities are classified as “available-for-sale” debt securities.
The following is a summary of cash equivalents and marketable securities as of April 28, 2019 and January 27, 2019:

	April 28, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities
	(In millions)
Corporate debt securities	$2,899	$2	$(2)	$2,899	$1,048	$1,851
Debt securities of United States government agencies	1,882	—	(1)	1,881	—	1,881
Debt securities issued by the United States Treasury	1,833	—	—	1,833	932	901
Money market funds	681	—	—	681	681	—
Foreign government bonds	183	—	—	183	—	183
Asset-backed securities	133	—	(1)	132	—	132
Mortgage-backed securities issued by United States government-sponsored enterprises	81	1	—	82	—	82
Total	$7,692	$3	$(4)	$7,691	$2,661	$5,030

	January 27, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities
	(In millions)
Corporate debt securities	$2,626	$—	$(6)	$2,620	$25	$2,595
Debt securities of United States government agencies	2,284	—	(4)	2,280	—	2,280
Debt securities issued by the United States Treasury	1,493	—	(1)	1,492	176	1,316
Money market funds	483	—	—	483	483	—
Foreign government bonds	209	—	—	209	—	209
Asset-backed securities	152	—	(1)	151	—	151
Mortgage-backed securities issued by United States government-sponsored enterprises	88	1	—	89	—	89
Total	$7,335	$1	$(12)	$7,324	$684	$6,640
The following table provides the breakdown of unrealized losses as of April 28, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities issued by United States government agencies	$1,429	$—	$306	$(1)	$1,735	$(1)
Corporate debt securities	330	(1)	453	(1)	783	(2)
Asset-backed securities	—	—	132	(1)	132	(1)
Total	$1,759	$(1)	$891	$(3)	$2,650	$(4)
The gross unrealized losses are related to fixed income securities, temporary in nature, and driven primarily by changes in interest rates. We have the intent and ability to hold our investments until maturity. For the first quarter of fiscal years 2020 and 2019, there were no other-than-temporary impairment losses and net realized gains were not significant.
The amortized cost and estimated fair value of cash equivalents and marketable securities as of April 28, 2019 and January 27, 2019 are shown below by contractual maturity.

	April 28, 2019		January 27, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Less than 1 year	$5,773	$5,770	$5,042	$5,034
Due in 1 - 5 years	1,896	1,898	2,271	2,268
Mortgage-backed securities issued by United States government-sponsored enterprises not due at a single maturity date	23	23	22	22
Total	$7,692	$7,691	$7,335	$7,324
Note 8 – Fair Value of Financial Assets and Liabilities
The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. We review fair value hierarchy classification on a quarterly basis. There were no significant transfers between Levels 1 and 2 financial assets and liabilities for the first quarter of fiscal year 2020. Level 3 financial assets and liabilities are based on unobservable inputs to the valuation methodology and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

		Fair Value at
	Pricing Category	April 28, 2019	January 27, 2019
		(In millions)
Assets
Cash equivalents and marketable securities:
Corporate debt securities	Level 2	$2,899	$2,620
Debt securities of United States government agencies	Level 2	$1,881	$2,280
Debt securities issued by the United States Treasury	Level 2	$1,833	$1,492
Money market funds	Level 1	$681	$483
Foreign government bonds	Level 2	$183	$209
Asset-backed securities	Level 2	$132	$151
Mortgage-backed securities issued by United States government-sponsored enterprises	Level 2	$82	$89

Liabilities
Other noncurrent liabilities:
2.20% Notes Due 2021 (1)	Level 2	$989	$978
3.20% Notes Due 2026 (1)	Level 2	$997	$961

(1)
These liabilities are carried on our Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount and issuance costs, and are not marked to fair value each period. Refer to Note 12 of these Notes to Condensed Consolidated Financial Statements for additional information.

Note 9 - Amortizable Intangible Assets
The components of our amortizable intangible assets are as follows:

	April 28, 2019			January 27, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)			(In millions)
Acquisition-related intangible assets	$195	$(188)	$7	$195	$(188)	$7
Patents and licensed technology	507	(460)	47	491	(453)	38
Total intangible assets	$702	$(648)	$54	$686	$(641)	$45
The increase in gross carrying amount of intangible assets is due to purchases of licensed technology during the first quarter of fiscal year 2020. Amortization expense associated with intangible assets was $7 million and $11 million for the first quarter of fiscal years 2020 and 2019, respectively. Future amortization expense related to the net carrying amount of intangible assets as of April 28, 2019 is estimated to be $18 million for the remainder of fiscal year 2020, $17 million in fiscal year 2021, $9 million in fiscal year 2022, $7 million in fiscal year 2023, and $3 million in fiscal year 2024.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10 - Balance Sheet Components
Certain balance sheet components are as follows:

	April 28,	January 27,
	2019	2019
Inventories:	(In millions)
Raw materials	$484	$613
Work in-process	189	238
Finished goods	753	724
Total inventories	$1,426	$1,575

	April 28,	January 27,
	2019	2019
Accrued and Other Current Liabilities:	(In millions)
Customer program accruals	$263	$302
Accrued payroll and related expenses	136	186
Taxes payable	107	91
Deferred revenue (1)	85	92
Operating lease liabilities	80	—
Accrued legal settlement costs	25	24
Licenses payable	23	12
Warranty accrual (2)	18	18
Professional service fees	10	14
Coupon interest on debt obligations	7	20
Accrued royalties	6	10
Other	55	49
Total accrued and other current liabilities	$815	$818

(1)	Deferred revenue primarily includes customer advances and deferrals related to license and development arrangements and post contract customer support, or PCS.

(2)	Refer to Note 13 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding warranties.

	April 28,	January 27,
	2019	2019
Other Long-Term Liabilities:	(In millions)
Income tax payable (1)	$524	$513
Deferred revenue (2)	49	46
Licenses payable	34	1
Employee benefits liability	21	20
Deferred income tax liability	21	19
Deferred rent	—	21
Other	11	13
Total other long-term liabilities	$660	$633

(1)
As of April 28, 2019, represents the long-term portion of the one-time transition tax payable of $351 million, as well as unrecognized tax benefits of $151 million and related interest and penalties of $22 million.

(2)	Deferred revenue primarily includes deferrals related to PCS.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Deferred Revenue
The following table shows the changes in deferred revenue during the first quarter of fiscal years 2020 and 2019.

	April 28,	April 29,
	2019	2018
	(In millions)
Balance at beginning of period	$138	$63
Deferred revenue added during the period	49	86
Revenue recognized during the period	(53)	(75)
Balance at end of period	$134	$74
Note 11 - Derivative Financial Instruments
We enter into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. These contracts are designated as cash flow hedges for hedge accounting treatment. Gains or losses on the contracts are recorded in accumulated other comprehensive income or loss and reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur. The fair value of the contracts was not significant as of April 28, 2019 and January 27, 2019.
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
The table below presents the notional value of our foreign currency forward contracts outstanding as of April 28, 2019 and January 27, 2019:

	April 28, 2019	January 27, 2019
	(In millions)
Designated as cash flow hedges	$411	$408
Not designated for hedge accounting	$253	$241
As of April 28, 2019, all designated foreign currency forward contracts mature within eighteen months. The expected realized gains and losses deferred into accumulated other comprehensive income (loss) related to foreign currency forward contracts within the next twelve months was not significant.
During the first quarter of fiscal years 2020 and 2019, the impact of derivative financial instruments designated for hedge accounting treatment on other comprehensive income or loss was not significant and all such instruments were determined to be highly effective. Therefore, there were no gains or losses associated with ineffectiveness.

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
The carrying value of the Notes and the associated interest rates were as follows:

	Expected Remaining Term (years)	Effective Interest Rate	April 28, 2019	January 27, 2019
			(In millions)
2.20% Notes Due 2021	2.4	2.38%	$1,000	$1,000
3.20% Notes Due 2026	7.4	3.31%	1,000	1,000
Unamortized debt discount and issuance costs			(12)	(12)
Net carrying amount			$1,988	$1,988
Revolving Credit Facility
We have a Credit Agreement under which we may borrow up to $575 million for general corporate purposes and can obtain revolving loan commitments up to $425 million. As of April 28, 2019, we had not borrowed any amounts under this agreement.
Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of April 28, 2019, we had not issued any commercial paper.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 13 - Commitments and Contingencies
Inventory Purchase Obligations
As of April 28, 2019, we had outstanding inventory purchase obligations totaling $782 million.
Capital Purchase Obligations
As of April 28, 2019, we had outstanding capital purchase obligations totaling $194 million.
Performance Obligations
Revenue related to remaining performance obligations represents the amount of contracted license and development arrangements and PCS that has not been recognized. As of April 28, 2019, the amount of our remaining performance obligations that has not been recognized as revenue was $294 million, of which we expect to recognize approximately 57% as revenue over the next twelve months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less.
Accrual for Product Warranty Liabilities
The estimated amount of product returns and warranty liabilities was $18 million as of both April 28, 2019 and January 27, 2019.

In connection with certain agreements that we have entered in the past, we have provided indemnification to cover the indemnified party for matters such as tax, product, and employee liabilities. We have included intellectual property indemnification provisions in our technology related agreements with third parties. Maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. We have not recorded any liability in our Condensed Consolidated Financial Statements for such indemnifications.
Litigation
Polaris Innovations Limited
On May 16, 2016, Polaris Innovations Limited, or Polaris, a non-practicing entity and wholly-owned subsidiary of Quarterhill Inc. (formerly WiLAN Inc.), filed a complaint against NVIDIA for patent infringement in the United States and Germany.
NVIDIA and Polaris entered into an agreement effective April 3, 2019 that settled the litigation between the parties, which had an immaterial impact on our financial results. The agreement includes a license to NVIDIA for certain patents owned by Polaris, as well as options for NVIDIA to renew the license through the life of the patents.
ZiiLabs 1 Patents Lawsuit
On October 2, 2017, ZiiLabs Inc., Ltd., or ZiiLabs, a non-practicing entity, filed a complaint in the United States District Court for the District of Delaware alleging that NVIDIA had infringed and was continuing to infringe four U.S. patents relating to GPUs, or the ZiiLabs 1 Patents. ZiiLabs is a Bermuda corporation and a wholly-owned subsidiary of Creative Technology Asia Limited, a Hong Kong company which is itself is a wholly-owned subsidiary of Creative Technology Ltd., a publicly traded Singapore company. The complaint sought unspecified monetary damages, enhanced damages, interest, costs, and fees against NVIDIA and an injunction against further direct or indirect infringement of the ZiiLabs 1 Patents.

On February 22, 2018, the Delaware Court stayed the ZiiLabs 1 case pending the resolution of the U.S. International Trade Commission, or USITC, investigation over the ZiiLabs 2 patents.

On February 1, 2019, NVIDIA entered into an agreement in which it received a license to the ZiiLabs patents and a dismissal of the ZiiLabs 1 and 2 Patent Lawsuits, which had an immaterial impact on our financial results. The ZiiLabs 1 and 2 district court cases were dismissed pursuant to a stipulation of dismissal filed on February 8, 2019. The Administrative Law Judge issued an Initial Determination on February 12, 2019, granting the motion to terminate the USITC investigation addressing the ZiiLabs 2 patents.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

ZiiLabs 2 Patents Lawsuits
On December 27, 2017, ZiiLabs filed a second complaint in the United States District Court for the District of Delaware alleging that NVIDIA has infringed four additional U.S. patents, or the ZiiLabs 2 Patents. The second complaint also sought unspecified monetary damages, enhanced damages, interest, costs, and fees against NVIDIA and an injunction against further direct or indirect infringement of the ZiiLabs 2 Patents.

On December 29, 2017, ZiiLabs filed a request with the USITC to commence an Investigation pursuant to Section 337 of the Tariff Act of 1930 relating to the unlawful importation of certain graphics processors and products containing the same. ZiiLabs alleged that the unlawful importation resulted from the infringement of the ZiiLabs 2 Patents by products from respondents NVIDIA, ASUSTeK Computer Inc., ASUS Computer International, EVGA Corporation, Gigabyte Technology Co., Ltd., G.B.T. Inc., Micro-Star International Co., Ltd., MSI Computer Corp., Nintendo Co., Ltd., Nintendo of America Inc., PNY Technologies Inc., Zotac International (MCO) Ltd., and Zotac USA Inc.

On February 1, 2019, NVIDIA entered into an agreement in which it received a license to the ZiiLabs patents and a dismissal of the ZiiLabs 1 and 2 Patent Lawsuits, which had an immaterial impact on our financial results. The ZiiLabs 1 and 2 district court cases were dismissed pursuant to a stipulation of dismissal filed on February 8, 2019. The Administrative Law Judge issued an Initial Determination on February 12, 2019, granting the motion to terminate the USITC investigation addressing the ZiiLabs 2 patents.
Securities Class Action and Derivative Lawsuits
On December 21, 2018, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, captioned Iron Workers Joint Funds v. Nvidia Corporation, et al. (Case No. 18-cv-7669), naming as defendants NVIDIA and certain of NVIDIA’s officers. The complaint asserts that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and SEC Rule 10b-5, by making materially false or misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand between August 10, 2017 and November 15, 2018. The plaintiff also alleges that the NVIDIA officers who they named as defendants violated Section 20(a) of the Exchange Act. The plaintiff seeks class certification, an award of unspecified compensatory damages, an award of equitable/injunctive or other further relief as the Court may deem just and proper. On December 28, 2018, a substantially similar purported securities class action was commenced in the Northern District of California, captioned Oto v. Nvidia Corporation, et al. (Case No. 18-cv-07783), naming the same defendants, and seeking substantially similar relief. On February 19, 2019, a number of shareholders filed motions to consolidate the two cases and to be appointed lead plaintiff and for their respective counsel to be appointed lead counsel. On March 12, 2019, the two cases were consolidated under case number 4:18-cv-07669-HSG and titled In Re NVIDIA Corporation Securities Litigation. On May 2, 2019, the Court appointed lead plaintiff and lead counsel.
On January 18, 2019, a shareholder, purporting to act on the behalf of NVIDIA, filed a derivative lawsuit in the Northern District of California, captioned Han v. Huang, et al. (Case No. 19-cv-00341), seeking to assert claims on behalf of NVIDIA against the members of NVIDIA’s board of directors and certain officers. The lawsuit asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act based on the dissemination of allegedly false and misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand. The plaintiff is seeking unspecified damages and other relief, including reforms and improvements to NVIDIA’s corporate governance and internal procedures. On February 12, 2019, a substantially similar derivative lawsuit was filed in the Northern District of California captioned Yang v. Huang, et. al. (Case No. 19-cv-00766), naming the same named defendants, and seeking the same relief. On February 19, 2019, a third substantially similar derivative lawsuit was filed in the Northern District of California captioned The Booth Family Trust v. Huang, et. al. (Case No. 3:19-cv-00876), naming the same named defendants, and seeking substantially the same relief. On March 12, 2019, the three derivative actions were consolidated under case number 4:19-cv-00341-HSG, and titled In re NVIDIA Corporation Consolidated Derivative Litigation. The parties stipulated to stay the In re NVIDIA Corporation Consolidated Derivative Litigation pending resolution of any motion to dismiss that NVIDIA may file in the In Re NVIDIA Corporation Securities Litigation.
It is possible that additional suits will be filed, or allegations received from shareholders, with respect to these same or other matters, naming us and/or our officers and directors as defendants.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Litigation Related to Mellanox Merger
On May 3, 2019, an alleged stockholder of Mellanox filed a putative class action lawsuit alleging that the proxy statement filed by Mellanox in connection with the stockholder vote on NVIDIA’s pending acquisition of Mellanox violates Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and asserting claims under those statutes against Mellanox and its board of directors as well as NVIDIA. The complaint, which is captioned Stein v. Mellanox Technologies, Ltd., et al., Case No. 19-2428 (United States District Court, Northern District of California), seeks declaratory and injunctive relief and unspecified damages. A number of other alleged Mellanox stockholders have filed substantially similar lawsuits against Mellanox and its directors in the United States District Court for the Northern District of California and in the United States District Court for the Southern District of New York, but to date, NVIDIA has not been named as a defendant in any of these other lawsuits.
Accounting for Loss Contingencies
We are engaged in legal actions not described above arising in the ordinary course of business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position. As of April 28, 2019, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, except as specifically described above, any possible loss or range of loss in these matters cannot be reasonably estimated at this time.
Note 14 - Shareholders’ Equity
Capital Return Program
Beginning August 2004, our Board of Directors authorized us to repurchase our stock.
During the first quarter of fiscal year 2020, we paid $97 million in cash dividends to our shareholders.
Through April 28, 2019, we have repurchased an aggregate of 260 million shares under our share repurchase program for a total cost of $7.08 billion. All shares delivered from these repurchases have been placed into treasury stock. As of April 28, 2019, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $7.24 billion through December 2022.
Preferred Stock
As of April 28, 2019 and January 27, 2019, there were no shares of preferred stock outstanding.
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
Our GPU product brands are aimed at specialized markets including GeForce for gamers; Quadro for designers; Tesla and DGX for artificial intelligence, data scientists and big data researchers; and GRID for cloud-based visual computing users. Our Tegra brand integrates an entire computer onto a single chip, and incorporates GPUs and multi-core CPUs to drive supercomputing for autonomous robots, drones, and cars, as well as for game consoles and mobile gaming and entertainment devices.
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

	GPU	Tegra Processor	All Other	Consolidated
	(In millions)
Three Months Ended April 28, 2019
Revenue	$2,022	$198	$—	$2,220
Depreciation and amortization expense	$76	$12	$3	$91
Operating income (loss)	$669	$(44)	$(267)	$358

Three Months Ended April 29, 2018
Revenue	$2,765	$442	$—	$3,207
Depreciation and amortization expense	$40	$10	$7	$57
Operating income (loss)	$1,394	$97	$(196)	$1,295

	Three Months Ended
	April 28, 2019	April 29, 2018
	(In millions)
Reconciling items included in "All Other" category:
Stock-based compensation expense	$(178)	$(129)
Unallocated cost of revenue and operating expenses	(68)	(63)
Legal settlement costs	(11)	(2)
Acquisition-related and other costs	(10)	(2)
Total	$(267)	$(196)

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on the invoicing address by geographic regions:

	Three Months Ended
	April 28,	April 29,
	2019	2018
	(In millions)
Revenue:
Taiwan	$698	$967
China (including Hong Kong)	553	754
Other Asia Pacific	422	583
Europe	249	235
United States	165	434
Other countries	133	234
Total revenue	$2,220	$3,207

The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Three Months Ended
	April 28,	April 29,
	2019	2018
	(In millions)
Revenue:
Gaming	$1,055	$1,723
Professional Visualization	266	251
Data Center	634	701
Automotive	166	145
OEM and Other	99	387
Total revenue	$2,220	$3,207
Revenue from significant customers, those representing 10% or more of total revenue, was approximately 11% of our total revenue from one customer for the first quarter of fiscal year 2020, and aggregated approximately 20% of our total revenue from two customers for the first quarter of fiscal year 2019, and was attributable primarily to the GPU business.
Accounts receivable from significant customers, those representing more than 10% of total accounts receivable, aggregated approximately 21% of our accounts receivable balance from one customer as of April 28, 2019, and approximately 19% of our accounts receivable balance from one customer as of January 27, 2019.

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
NVIDIA, the NVIDIA logo, CUDA, CUDA-X AI, GeForce, GeForce GTX, NVIDIA DGX, NVIDIA DRIVE, NVIDIA DRIVE Constellation, NVIDIA GRID, NVIDIA Omniverse, NVIDIA RTX, Quadro, Quadro RTX, Tegra and Tesla are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and/or other countries. Other company and product names may be trademarks of the respective companies with which they are associated. Features, pricing, availability, and specifications are subject to change without notice.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” of our Annual Report on Form 10-K for the fiscal year ended January 27, 2019 and “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and our Condensed Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q, before deciding to purchase or sell shares of our common stock.
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
Our two reportable segments - GPU and Tegra Processor - are based on a single underlying architecture. From our proprietary processors, we have created platforms that address four large markets where our expertise is critical: Gaming, Professional Visualization, Data Center, and Automotive.
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
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

Recent Developments, Future Objectives and Challenges
First Quarter of Fiscal Year 2020 Summary

	Three Months Ended
	April 28, 2019	January 27, 2019	April 29, 2018	Quarter-over-Quarter Change	Year-over-Year Change
	($ in millions, except per share data)
Revenue	$2,220	$2,205	$3,207	1%	(31)%
Gross margin	58.4%	54.7%	64.5%	370 bps	(610) bps
Operating expenses	$938	$913	$773	3%	21%
Income from operations	$358	$294	$1,295	22%	(72)%
Net income	$394	$567	$1,244	(31)%	(68)%
Net income per diluted share	$0.64	$0.92	$1.98	(30)%	(68)%
Revenue for the first quarter of fiscal year 2020 decreased 31% year over year and increased 1% sequentially.
GPU business revenue was $2.02 billion, down 27% from a year earlier and up 2% sequentially. The year-on-year decrease reflects declines in gaming and data center revenue, as well as the absence of $289 million of OEM revenue from cryptocurrency mining processors, or CMP.
Tegra Processor business revenue - which includes automotive, SOC modules for gaming platforms, and embedded edge AI platforms - was $198 million, down 55% from a year ago and down 12% sequentially. The year-on-year decrease primarily reflects a decline in shipments of SOC modules for gaming platforms.
Gaming revenue was $1.05 billion, down 39% from a year ago and up 11% sequentially. The year-on-year decrease primarily reflects a decline in shipments of gaming GPUs and SOC modules for gaming platforms. The sequential increase primarily reflects growth in gaming GPUs. We believe a shortage of Intel processors that is impacting the global PC market will affect our sales of gaming GPUs for laptops in the second quarter of fiscal year 2020.
Professional Visualization revenue was $266 million, up 6% from a year earlier and down 9% sequentially. The year-on-year increase reflects strength across both desktop and mobile workstation products. The sequential decrease largely reflects a seasonal decline.
Data Center revenue was $634 million, down 10% from a year ago and down 7% sequentially, primarily reflecting a slowdown in purchases by certain hyperscale and enterprise customers, partially offset by growth in inference sales. We believe this slowdown in purchases will likely persist into the second quarter of fiscal year 2020.
Automotive revenue of $166 million was up 14% from a year earlier and up 2% sequentially, primarily reflecting growth in AI cockpit modules.
OEM and Other revenue was $99 million, down 74% from a year ago and down 15% sequentially. The year-on-year decrease is primarily due to the absence of $289 million from CMP sales.
Gross margin for the first quarter of fiscal year 2020 was 58.4%, down 610 basis points from a year earlier and up 370 basis points sequentially. The year-on-year decrease reflects lower gaming margins and mix shifts across the portfolio. The sequential increase reflects the absence of approximately $128 million in charges recorded in the fourth quarter of fiscal year 2019 for excess DRAM, boards, and other components.
Operating expenses for the first quarter of fiscal year 2020 were $938 million, up 21% from a year earlier and up 3% sequentially, reflecting primarily employee additions and increases in employee compensation and other related costs, including infrastructure costs.
Income from operations for the first quarter of fiscal year 2020 was $358 million, down 72% from a year earlier and up 22% sequentially. Net income and net income per diluted share for the first quarter of fiscal year 2020 were $394 million and $0.64, respectively, both down 68% from a year earlier. The year-on-year decrease reflects lower revenue and gross margin, and higher operating expenses. The sequential decrease reflects U.S. tax reform benefits recognized in the fourth quarter of fiscal year 2019.

As previously communicated, we intend to return $3.00 billion to shareholders by the end of fiscal year 2020, including $700 million in share repurchases made during the fourth quarter of fiscal year 2019. In the first quarter of fiscal year 2020, we returned $97 million in quarterly cash dividends. We intend to return the remaining $2.20 billion by the end of fiscal year 2020, through a combination of share repurchases and cash dividends.
Cash, cash equivalents and marketable securities were $7.80 billion as of April 28, 2019, compared with $7.42 billion as of January 27, 2019. The increase was primarily related to operating income and changes in working capital.
On March 10, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Mellanox Technologies Ltd, or Mellanox, pursuant to which we will acquire all of the issued and outstanding common shares of Mellanox for $125 per share in cash, representing a total enterprise value of approximately $6.9 billion as of the date of the Merger Agreement. The closing of the merger is subject to certain conditions, including the approval by Mellanox shareholders and various regulatory agencies. If the Merger Agreement is terminated under certain circumstances involving the failure to obtain required regulatory approvals, we could be obligated to pay Mellanox a termination fee of $350 million.
GPU Business
During the first quarter of fiscal year 2020, we introduced the GeForce GTX 1660 Ti, GTX 1660 and GTX 1650 gaming GPUs with improved performance and efficiency for today’s most popular games; announced a number of gaming laptop models based on Turing GPUs from top makers; and announced that real-time ray tracing is now integrated into Unreal Engine and Unity commercial game engines.
For our professional visualization platform, we announced expanded adoption of NVIDIA RTX ray-tracing technology by top 3D application providers and unveiled the NVIDIA Omniverse open-collaboration platform to simplify creative workflows for content creation.
For our data center platform, we introduced the NVIDIA CUDA-X AI platform for accelerating data science; announced availability of NVIDIA T4 Tensor Core GPUs from leading OEMs and Amazon Web Services; partnered with global system builders to create powerful data-science workstations integrating NVIDIA Quadro RTX GPUs and NVIDIA CUDA-X AI; and launched beta access to NVIDIA Quadro Virtual Workstation software in the Alibaba Cloud Marketplace.
Tegra Processor Business
During the first quarter of fiscal year 2020, for the automotive market, we announced that we are partnering with Toyota Research Institute-Advanced Development to develop, train and validate self-driving vehicles; unveiled the NVIDIA DRIVE AP2X automated driving solution, encompassing DRIVE AutoPilot software, DRIVE AGX and DRIVE validation tools; introduced NVIDIA DRIVE AV Safety Force Field to enable safe, comfortable driving experiences; and announced availability of the NVIDIA DRIVE Constellation autonomous vehicle simulation platform.
Financial Information by Business Segment and Geographic Data
Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for disclosure regarding segment information.

Results of Operations
The following table sets forth, for the periods indicated, certain items in our Condensed Consolidated Statements of Income expressed as a percentage of revenue.

	Three Months Ended
	April 28, 2019	April 29, 2018
Revenue	100.0%	100.0%
Cost of revenue	41.6	35.5
Gross profit	58.4	64.5
Operating expenses
Research and development	30.4	16.9
Sales, general and administrative	11.9	7.2
Total operating expenses	42.3	24.1
Income from operations	16.1	40.4
Interest income	2.0	0.8
Interest expense	(0.6)	(0.5)
Other, net	—	0.2
Total other income (expense)	1.4	0.5
Income before income tax	17.5	40.9
Income tax expense (benefit)	(0.2)	2.1
Net income	17.7%	38.8%
Revenue
Revenue by Reportable Segments

	Three Months Ended
	April 28, 2019	April 29, 2018	$ Change	% Change
	($ in millions)
GPU	$2,022	$2,765	$(743)	(27)%
Tegra Processor	198	442	(244)	(55)%
Total	$2,220	$3,207	$(987)	(31)%
GPU Business. GPU business revenue decreased by 27% in the first quarter of fiscal year 2020 compared to the first quarter of fiscal year 2019, which reflects declines in gaming GPU and data center revenue, as well as the absence of $289 million of revenue from cryptocurrency mining processors. GeForce GPU product sales for gaming decreased 28%. Data center revenue, including Tesla, GRID and DGX, decreased 10%, primarily reflecting a slowdown in certain hyperscale and enterprise customer purchases, partially offset by growth in inference sales. Revenue from Quadro GPUs for professional visualization increased 6% due primarily to higher sales across desktop and mobile workstation products. Our PC OEM revenue decreased by 78% primarily driven by the absence of cryptocurrency mining processor sales.
Tegra Processor Business. Tegra Processor business revenue decreased by 55% for the first quarter of fiscal year 2020 compared to the first quarter of fiscal year 2019. This was driven by a decline in shipments of SOC modules for gaming platforms, which was only partially offset by an increase of 14% in automotive revenue, primarily from growth in AI cockpit modules.
Concentration of Revenue
Revenue from sales to customers outside of the United States accounted for 93% and 86% of total revenue for the first quarter of fiscal years 2020 and 2019, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.

Revenue from significant customers, those representing 10% or more of total revenue, was approximately 11% of our total revenue from one customer for the first quarter of fiscal year 2020, and aggregated approximately 20% of our total revenue from two customers for the first quarter of fiscal year 2019, and was attributable primarily to the GPU business.
Gross Margin
Our overall gross margin decreased to 58.4% for the first quarter of fiscal year 2020 from 64.5% for the first quarter of fiscal year 2019. The decrease in fiscal year 2020 is primarily due to lower gaming margins and mix shifts across the portfolio.
Inventory provisions totaled $43 million and $33 million for the first quarter of fiscal years 2020 and 2019, respectively. Sales of inventory that was previously written-off or written-down totaled $12 million and $4 million for the first quarter of fiscal years 2020 and 2019, respectively. As a result, the overall net effect on our gross margin was an unfavorable impact of 1.4% and 0.9% for the first quarter of fiscal years 2020 and 2019, respectively.
A discussion of our gross margin results for each of our reportable segments is as follows:
GPU Business. The gross margin of our GPU business decreased during the first quarter of fiscal year 2020 compared to the first quarter of fiscal year 2019, primarily due to lower gaming GPU margins and mix shifts across the portfolio.
Tegra Processor Business. The gross margin of our Tegra Processor business decreased during the first quarter of fiscal year 2020 compared to the first quarter of fiscal year 2019, primarily due to mix shifts.
Operating Expenses

	Three Months Ended
	April 28, 2019	April 29, 2018	$ Change	% Change
	($ in millions)
Research and development expenses	$674	$542	$132	24%
% of net revenue	30%	17%
Sales, general and administrative expenses	264	231	33	14%
% of net revenue	12%	7%
Total operating expenses	$938	$773	$165	21%
Research and Development
Research and development expenses increased by 24% during the first quarter of fiscal year 2020, compared to the first quarter of fiscal year 2019, driven primarily by employee additions, increases in employee compensation and other related costs, including infrastructure costs and stock-based compensation expense.
Sales, General and Administrative
Sales, general and administrative expenses increased by 14% during the first quarter of fiscal year 2020, compared to the first quarter of fiscal year 2019, driven primarily by costs related to our plans to acquire Mellanox and employee additions, increases in employee compensation and other related costs, including stock-based compensation expense and infrastructure costs.
Total Other Income (Expense)
Interest Income and Interest Expense
Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $44 million and $25 million during the first quarter of fiscal years 2020 and 2019, respectively. The increase in interest income was primarily due to higher average invested balances and higher rates from our floating rate securities and the purchase of new securities.
Interest expense is primarily comprised of coupon interest and debt discount amortization related to the 2.20% Notes Due 2021 and 3.20% Notes Due 2026 issued in September 2016. Interest expense was $13 million and $15 million during the first quarters of fiscal years 2020 and 2019, respectively.

Other, Net
Other, net, consists primarily of realized or unrealized gains and losses from non-affiliated investments, and the impact of changes in foreign currency rates. Other, net, was not significant during the first quarter of fiscal years 2020 and 2019.
Income Taxes
We recognized income tax benefit of $5 million for the first quarter of fiscal year 2020, and income tax expense of $67 million for the first quarter of fiscal year 2019. Income tax benefit as a percentage of income before income tax was 1.3% for the first quarter of fiscal year 2020, and income tax expense as a percentage of income before tax was 5.1% for the first quarter of fiscal year 2019.
The decrease in our effective tax rate for the first quarter of fiscal year 2020 as compared to the same period in the prior fiscal year was primarily due to a decrease in the amount of earnings subject to United States tax, and an increase in the impact of tax benefits from stock-based compensation and the U.S. federal research tax credit.
Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information.
Liquidity and Capital Resources

	April 28, 2019	January 27, 2019
	(In millions)
Cash and cash equivalents	$2,772	$782
Marketable securities	5,030	6,640
Cash, cash equivalents and marketable securities	$7,802	$7,422

	Three Months Ended
	April 28, 2019	April 29, 2018
	(In millions)
Net cash provided by operating activities	$720	$1,445
Net cash provided by (used in) investing activities	$1,495	$(3,551)
Net cash used in financing activities	$(225)	$(1,131)
As of April 28, 2019, we had $7.80 billion in cash, cash equivalents and marketable securities, an increase of $380 million from the end of fiscal year 2019. Our investment policy requires the purchase of highly rated fixed income securities, the diversification of investment types and credit exposures, and certain limits on our portfolio duration.
Cash provided by operating activities decreased in the first quarter of fiscal year 2020 compared to the first quarter of fiscal year 2019, due to lower net income, partially offset by changes in working capital.
Cash provided by investing activities increased in the first quarter of fiscal year 2020 compared to the first quarter of fiscal year 2019, due to lower purchases of marketable securities and higher maturities of marketable securities.
Cash used in financing activities decreased in the first quarter of fiscal year 2020 compared to the first quarter of fiscal year 2019, due to lower share repurchases and lower tax payments related to employee stock plans.
Liquidity
Our primary sources of liquidity are our cash and cash equivalents, our marketable securities, and the cash generated by our operations. Our marketable securities consist of debt securities issued by the U.S. government and its agencies, highly rated corporations and financial institutions, asset-backed issuers, mortgage-backed securities by government-sponsored enterprises, and foreign government entities. These marketable securities are denominated in United States dollars. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information.
As a result of the Tax Cuts and Jobs Act, substantially all of our cash, cash equivalents and marketable securities held outside of the United States as of April 28, 2019 are available for use in the United States without incurring additional U.S. federal income taxes.

Capital Return to Shareholders
As previously communicated, we intend to return $3.00 billion to shareholders by the end of fiscal year 2020, including $700 million in share repurchases made during the fourth quarter of fiscal year 2019. In the first quarter of fiscal year 2020, we returned $97 million in quarterly cash dividends. We intend to return the remaining $2.20 billion by the end of fiscal year 2020, through a combination of share repurchases and cash dividends. As of April 28, 2019, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $7.24 billion through December 2022.
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
Revolving Credit Facility
We have a Credit Agreement under which we may borrow up to $575 million for general corporate purposes and can obtain revolving loan commitments up to $425 million. As of April 28, 2019, we had not borrowed any amounts under this agreement.
Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of April 28, 2019, we had not issued any commercial paper.
Operating Capital and Capital Expenditure Requirements
In fiscal year 2019, we began construction on a 750 thousand square foot building on our Santa Clara campus, which is currently targeted for completion in fiscal year 2022. We believe that our existing cash and cash equivalents, marketable securities, anticipated cash flows from operations, and our available revolving credit facility or commercial paper program mentioned above will be sufficient to meet our operating requirements for at least the next twelve months.
Off-Balance Sheet Arrangements
As of April 28, 2019, we had no material off-balance sheet arrangements as defined by applicable SEC regulations.
Contractual Obligations
There were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 27, 2019 other than our proposed acquisition of Mellanox as described in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended January 27, 2019 for a description of our contractual obligations.
Adoption of New and Recently Issued Accounting Pronouncements
Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of adoption of new and recently issued accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment and Interest Rate Risk
Financial market risks related to investment and interest rate risk are described in our Annual Report on Form 10-K for the fiscal year ended January 27, 2019. As of April 28, 2019, there have been no material changes to the financial market risks described as of January 27, 2019.

Foreign Exchange Rate Risk
The impact of foreign currency transactions related to foreign exchange rate risk is described in our Annual Report on Form 10-K for the fiscal year ended January 27, 2019. As of April 28, 2019, there have been no material changes to the foreign exchange rate risks described as of January 27, 2019.
Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information.
ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of April 28, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective to provide reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Part I, Item 1, Note 13 of the Notes to Condensed Consolidated Financial Statements for a discussion of significant developments in our legal proceedings since January 27, 2019. Also refer to Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended January 27, 2019 for a prior discussion of our legal proceedings.
ITEM 1A. RISK FACTORS
Refer to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 27, 2019. Other than the risk factor listed below, there have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 27, 2019.
Before you buy our common stock, you should know that making such an investment involves some risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 27, 2019. Additionally, any one of those risks could harm our business, financial condition and results of operations, which could cause our stock price to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

We may not be able to realize the potential financial or strategic benefits of business acquisitions or strategic investments, including the Mellanox acquisition, and we may not be able to successfully integrate acquisition targets, which could hurt our ability to grow our business, develop new products or sell our products.
We have in the past acquired and invested in, and may continue to acquire and invest in, other businesses that offer products, services and technologies that we believe will help expand or enhance our existing products, strategic objectives and business. In March 2019, we announced our agreement to acquire Mellanox for approximately $6.9 billion. The Mellanox acquisition and other past or future acquisitions or investments involve significant challenges and risks, and could impair our ability to grow our business, develop new products or sell our products, and ultimately could have a negative impact on our growth or our financial results. Given that our resources are limited, our decision to pursue a transaction has opportunity costs; accordingly, if we pursue a particular transaction, we may need to forgo the prospect of entering into other transactions that could help us achieve our strategic objectives. Additional risks related to the Mellanox acquisition, and other acquisitions or strategic investments include, but are not limited to:

•	difficulty in combining the technology, products, operations or workforce of the acquired business with our business;

•	diversion of capital and other resources, including management’s attention;

•	assumption of liabilities and incurring amortization expenses, impairment charges to goodwill or write-downs of acquired assets;

•	integrating financial forecasting and controls, procedures and reporting cycles;

•	coordinating and integrating operations in countries in which we have not previously operated;

•	difficulty in realizing a satisfactory return, if at all;

•	difficulty in obtaining regulatory, other approvals or financing;

•	failure and costs associated with the failure to consummate a proposed acquisition or other strategic investment;

•	legal proceedings initiated as a result of an acquisition or investment;

•	uncertainties and time needed to realize the benefits of an acquisition or strategic investment, if at all;

•	negative changes in general economic conditions in the regions or the industries in which we or our target operate;

•	the need to later divest acquired assets if an acquisition does not meet our expectations;

•	potential failure of our due diligence processes to identify significant issues with the acquired assets or company; and

•	impairment of relationships with, or loss of our or our target’s, employees, vendors and customers, as a result of our acquisition or investment.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Beginning August 2004, our Board of Directors authorized us to repurchase our stock.
Since the inception of our share repurchase program, we have repurchased an aggregate of 260 million shares under our share repurchase program for a total cost of $7.08 billion through April 28, 2019. All shares delivered from these repurchases have been placed into treasury stock.
As of April 28, 2019, we were authorized to repurchase additional shares of our common stock up to $7.24 billion through December 2022.
The repurchases can be made in the open market, in privately negotiated transactions, or in structured share repurchase programs, and can be made in one or more larger repurchases. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.
As previously communicated, we intend to return $3.00 billion to shareholders by the end of fiscal year 2020, including $700 million in share repurchases made during the fourth quarter of fiscal year 2019. In the first quarter of fiscal year

2020, we returned $97 million in quarterly cash dividends. We intend to return the remaining $2.20 billion by the end of fiscal year 2020, through a combination of share repurchases and cash dividends. We had no share repurchase transactions during the first quarter of fiscal year 2020.
Restricted Stock Unit Share Withholding
We also withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our employee equity incentive program. During the first quarter of fiscal year 2020, we withheld approximately 1 million shares at a total cost of $211 million through net share settlements. Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plans.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1	Agreement and Plan of Merger, dated March 10, 2019, by and among NVIDIA Corporation, NVIDIA International Holdings Inc., Mellanox Technologies Ltd. And Teal Barvaz Ltd.	8-K	000-23985	2.1	3/11/2019
10.2	Voting Agreement, dated March 10, 2019, by and between Eyal Waldman and NVIDIA International Holdings Inc.	8-K	000-23985	10.1	3/11/2019
10.3+	Amended and Restated 2007 Equity Incentive Plan - Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2019)	10-K	000-23985	10.19	2/21/2019
10.4+	Amended and Restated 2007 Equity Incentive Plan - Global Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement (2019)	8-K	000-23985	10.1	3/11/2019
10.5+	Variable Compensation Plan - Fiscal Year 2020	8-K	000-23985	10.2	3/11/2019
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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
Date: May 16, 2019

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)