Form 10-Q
period 2019-07-28
NVIDIA CORP
filed 2019-08-15
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.001 par value, outstanding as of August 9, 2019, was 609 million.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED July 28, 2019
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

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 28,	July 29,	July 28,	July 29,
	2019	2018	2019	2018

Revenue	$2,579	$3,123	$4,799	$6,330
Cost of revenue	1,038	1,148	1,962	2,287
Gross profit	1,541	1,975	2,837	4,043
Operating expenses
Research and development	704	581	1,379	1,124
Sales, general and administrative	266	237	529	467
Total operating expenses	970	818	1,908	1,591
Income from operations	571	1,157	929	2,452
Interest income	47	32	92	57
Interest expense	(13)	(14)	(27)	(29)
Other, net	1	5	1	11
Total other income (expense)	35	23	66	39
Income before income tax	606	1,180	995	2,491
Income tax expense	54	79	48	146
Net income	$552	$1,101	$947	$2,345

Net income per share:
Basic	$0.91	$1.81	$1.56	$3.86
Diluted	$0.90	$1.76	$1.54	$3.74

Weighted average shares used in per share computation:
Basic	609	607	608	607
Diluted	616	626	616	627
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 28,	July 29,	July 28,	July 29,
	2019	2018	2019	2018

Net income	$552	$1,101	$947	$2,345
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Net change in unrealized gain	1	6	9	3
Reclassification adjustments for net realized gain included in net income	—	—	—	1
Net change in unrealized gain	1	6	9	4
Cash flow hedges:
Net unrealized gain (loss)	—	(4)	4	(8)
Reclassification adjustments for net realized gain (loss) included in net income	—	(2)	(2)	(1)
Net change in unrealized gain (loss)	—	(6)	2	(9)
Other comprehensive income (loss), net of tax	1	—	11	(5)
Total comprehensive income	$553	$1,101	$958	$2,340
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	July 28,	January 27,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$7,105	$782
Marketable securities	1,370	6,640
Accounts receivable, net	1,561	1,424
Inventories	1,204	1,575
Prepaid expenses and other current assets	151	136
Total current assets	11,391	10,557
Property and equipment, net	1,484	1,404
Operating lease assets	535	—
Goodwill	618	618
Intangible assets, net	49	45
Deferred income tax assets	588	560
Other assets	110	108
Total assets	$14,775	$13,292

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$437	$511
Accrued and other current liabilities	880	818
Total current liabilities	1,317	1,329
Long-term debt	1,989	1,988
Long-term operating lease liabilities	483	—
Other long-term liabilities	650	633
Total liabilities	4,439	3,950
Commitments and contingencies - see Note 13
Shareholders’ equity:
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	6,543	6,051
Treasury stock, at cost	(9,524)	(9,263)
Accumulated other comprehensive loss	(1)	(12)
Retained earnings	13,317	12,565
Total shareholders' equity	10,336	9,342
Total liabilities and shareholders' equity	$14,775	$13,292
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JULY 28, 2019 AND JULY 29, 2018
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
(In millions, except per share data)	Shares	Amount
Balances, April 28, 2019	609	$1	$6,317	$(9,474)	$(2)	$12,862	$9,704
Other comprehensive income	—	—	—	—	1	—	1
Net income	—	—	—	—	—	552	552
Tax withholding related to vesting of restricted stock units	—	—	—	(50)	—	—	(50)
Cash dividends declared and paid ($0.16 per common share)	—	—	—	—	—	(97)	(97)
Stock-based compensation	—	—	226	—	—	—	226
Balances, July 28, 2019	609	$1	$6,543	$(9,524)	$(1)	$13,317	$10,336

	Common Stock Outstanding		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
(In millions, except per share data)	Shares	Amount
Balances, April 29, 2018	607	$1	$5,546	$(7,755)	$(23)	$9,948	$7,717
Net income	—	—	—	—	—	1,101	1,101
Issuance of common stock from stock plans	1	—	3	—	—	—	3
Tax withholding related to vesting of restricted stock units	—	—	—	(65)	—	—	(65)
Exercise of convertible note hedges	—	—	1	(1)	—	—	—
Cash dividends declared and paid ($0.15 per common share)	—	—	—	—	—	(92)	(92)
Stock-based compensation	—	—	131	—	—	—	131
Balances, July 29, 2018	608	$1	$5,681	$(7,821)	$(23)	$10,957	$8,795
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JULY 28, 2019 AND JULY 29, 2018
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
(In millions, except per share data)	Shares	Amount
Balances, January 27, 2019	606	$1	$6,051	$(9,263)	$(12)	$12,565	$9,342
Other comprehensive income	—	—	—	—	11	—	11
Net income	—	—	—	—	—	947	947
Issuance of common stock from stock plans	5	—	83	—	—	—	83
Tax withholding related to vesting of restricted stock units	(2)	—	—	(261)	—	—	(261)
Cash dividends declared and paid ($0.32 per common share)	—	—	—	—	—	(195)	(195)
Stock-based compensation	—	—	409	—	—	—	409
Balances, July 28, 2019	609	$1	$6,543	$(9,524)	$(1)	$13,317	$10,336

	Common Stock Outstanding		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
(In millions, except per share data)	Shares	Amount
Balances, January 28, 2018	606	$1	$5,351	$(6,650)	$(18)	$8,787	$7,471
Retained earnings adjustment due to adoption of new revenue accounting standard	—	—	—	—	—	8	8
Other comprehensive loss	—	—	—	—	(5)	—	(5)
Net income	—	—	—	—	—	2,345	2,345
Issuance of common stock from stock plans	7	—	69	—	—	—	69
Tax withholding related to vesting of restricted stock units	(2)	—	—	(515)	—	—	(515)
Share repurchase	(3)	—	—	(655)	—	—	(655)
Exercise of convertible note hedges	—	—	1	(1)	—	—	—
Cash dividends declared and paid ($0.30 per common share)	—	—	—	—	—	(183)	(183)
Stock-based compensation	—	—	260	—	—	—	260
Balances, July 29, 2018	608	$1	$5,681	$(7,821)	$(23)	$10,957	$8,795
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	July 28,	July 29,
	2019	2018
Cash flows from operating activities:
Net income	$947	$2,345
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	401	262
Depreciation and amortization	183	116
Deferred income taxes	(27)	113
Other	1	(22)
Changes in operating assets and liabilities:
Accounts receivable	(137)	(386)
Inventories	378	(295)
Prepaid expenses and other assets	36	(44)
Accounts payable	(45)	172
Accrued and other current liabilities	(79)	96
Other long-term liabilities	(2)	1
Net cash provided by operating activities	1,656	2,358
Cash flows from investing activities:
Proceeds from maturities of marketable securities	3,592	2,957
Proceeds from sales of marketable securities	3,152	77
Purchases of marketable securities	(1,461)	(7,136)
Purchases of property and equipment and intangible assets	(241)	(247)
Investment in non-affiliates	(2)	(7)
Net cash provided by (used in) investing activities	5,040	(4,356)
Cash flows from financing activities:
Proceeds related to employee stock plans	83	69
Payments related to tax on restricted stock units	(261)	(515)
Dividends paid	(195)	(182)
Payments related to repurchases of common stock	—	(655)
Repayment of Convertible Notes	—	(2)
Other	—	(1)
Net cash used in financing activities	(373)	(1,286)
Change in cash and cash equivalents	6,323	(3,284)
Cash and cash equivalents at beginning of period	782	4,002
Cash and cash equivalents at end of period	$7,105	$718

Other non-cash investing activity:
Assets acquired by assuming related liabilities	$80	$52
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
Refer to Note 3 of these Notes to Condensed Consolidated Financial Statements for additional information.
Fiscal Year
We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2020 and 2019 are both 52-week years. The second quarters of fiscal years 2020 and 2019 were both 13-week quarters.
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
Note 2 - Merger Agreement with Mellanox Technologies, Ltd.
On March 10, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Mellanox Technologies Ltd., or Mellanox, pursuant to which we will acquire all of the issued and outstanding common shares of Mellanox for $125 per share in cash, representing a total enterprise value of approximately $6.9 billion as of the date of the Merger Agreement. The closing of the merger is subject to approval by regulatory agencies. If the Merger Agreement is terminated under certain circumstances involving the failure to obtain the required regulatory approvals, we could be obligated to pay Mellanox a termination fee of $350 million. We have received regulatory approval in the United States and Mexico and are engaged with regulators in Europe and China. In June 2019, Mellanox shareholders approved the merger.
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
Lease Obligations
Our lease obligations consist of operating leases for our headquarters complex, domestic and international office facilities, and data center space, with lease periods expiring between fiscal years 2020 and 2035.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Future minimum lease payments under our non-cancelable operating leases as of July 28, 2019, are as follows:

Operating Lease Obligations
(In millions)
Fiscal Year:
2020 (excluding first half of fiscal year 2020)	$55
2021	109
2022	100
2023	81
2024	57
2025 and thereafter	281
Total	683
Less imputed interest	116
Present value of net future minimum lease payments	567
Less short-term operating lease liabilities	84
Long-term operating lease liabilities	$483

Future minimum lease payments under our non-cancelable operating leases as of January 27, 2019, based on the previous lease accounting standard, are as follows:

Lease Obligations
(In millions)
Fiscal Year:
2020	$100
2021	97
2022	90
2023	77
2024	54
2025 and thereafter	265
Total	$683

Operating lease expense for the second quarter and first half of fiscal year 2020 was $28 million and $55 million, respectively. Operating lease expense for the second quarter and first half of fiscal year 2019 was $20 million and $36 million, respectively. Short-term and variable lease expenses for the second quarter and first half of fiscal year 2020 were not significant.

Other information related to leases was as follows:

	Three Months Ended	Six Months Ended
	July 28, 2019	July 28, 2019
	(In millions)
Supplemental cash flows information
Operating cash flows used for operating leases	$26	$50
Operating lease assets obtained in exchange for lease obligations	$21	$108

As of July 28, 2019, our operating leases had a weighted average remaining lease term of 8.7 years and a weighted average discount rate of 3.70%.

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
Our Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts allocated to inventory, as follows:

	Three Months Ended		Six Months Ended
	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018
	(In millions)
Cost of revenue	$8	$8	$12	$16
Research and development	145	76	259	150
Sales, general and administrative	71	48	130	96
Total	$224	$132	$401	$262

Equity Award Activity
The following is a summary of equity award transactions under our equity incentive plans:

	RSUs, PSUs, and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
	(In millions, except per share data)
Balances, January 27, 2019	16	$129.92
Granted (1) (2)	6	$183.33
Vested restricted stock	(4)	$67.51
Canceled and forfeited	(1)	$189.95
Balances, July 28, 2019	17	$161.37

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

As of July 28, 2019, there was $2.06 billion of aggregate unearned stock-based compensation expense, net of forfeitures. This amount is expected to be recognized over a weighted average period of 2.5 years for RSUs, PSUs, and market-based PSUs, and 1.1 years for ESPP.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 – Net Income Per Share
The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Six Months Ended
	July 28,	July 29,	July 28,	July 29,
	2019	2018	2019	2018
	(In millions, except per share data)
Numerator:
Net income	$552	$1,101	$947	$2,345
Denominator:
Basic weighted average shares	609	607	608	607
Dilutive impact of outstanding securities:
Equity awards	7	18	8	19
1.00% Convertible Senior Notes	—	1	—	1
Diluted weighted average shares	616	626	616	627
Net income per share:
Basic (1)	$0.91	$1.81	$1.56	$3.86
Diluted (2)	$0.90	$1.76	$1.54	$3.74
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	11	—	12	1

(1)	Calculated as net income divided by basic weighted average shares.

(2)	Calculated as net income divided by diluted weighted average shares.
Note 6 – Income Taxes
We recognized an income tax expense of $54 million and $48 million for the second quarter and first half of fiscal year 2020, respectively, and $79 million and $146 million for the second quarter and first half of fiscal year 2019, respectively. The effective tax rate for the second quarter and first half of fiscal year 2020 was 8.8% and 4.9%, respectively, and 6.7% and 5.9% for the second quarter and first half of fiscal year 2019, respectively.
The increase in our effective tax rate for the second quarter of fiscal year 2020 as compared to the second quarter of fiscal year 2019 was primarily due to an increase in the amount of earnings subject to United States tax, and a decrease of tax benefits from stock-based compensation, partially offset by an increase in the impact of tax benefits from the U.S. federal research tax credit. The decrease in our effective tax rate for the first half of fiscal year 2020 as compared to the first half of fiscal year 2019 was primarily due to an increase in the impact of tax benefits from the U.S. federal research tax credit and stock-based compensation.
Our effective tax rates for the first half of fiscal years 2020 and 2019 were 4.9% and 5.9%, respectively, and were lower than the U.S. federal statutory rate of 21% due to income earned in jurisdictions that are subject to taxes lower than the U.S. federal statutory tax rate, tax benefits related to stock-based compensation, and the benefit of the U.S. federal research tax credit.
For the first half of fiscal year 2020, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions. Additionally, there have been no material changes to our unrecognized tax benefits and any related interest or penalties since the fiscal year ended January 27, 2019.
While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon review, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

resolved with the respective tax authorities. As of July 28, 2019, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.
Note 7 - Marketable Securities
Our cash equivalents and marketable securities are classified as “available-for-sale” debt securities.
The following is a summary of cash equivalents and marketable securities as of July 28, 2019 and January 27, 2019:

	July 28, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities
	(In millions)
Money market funds	$2,868	$—	$—	$2,868	$2,868	$—
Debt securities issued by the United States Treasury	2,161	—	—	2,161	1,833	328
Corporate debt securities	2,103	1	—	2,104	1,282	822
Debt securities of United States government agencies	1,120	—	—	1,120	995	125
Foreign government debt securities	45	—	—	45	—	45
Asset-backed securities	44	—	—	44	—	44
Certificates of deposit	24	—	—	24	24	—
Mortgage-backed securities issued by United States government-sponsored enterprises	6	—	—	6	—	6
Total	$8,371	$1	$—	$8,372	$7,002	$1,370

	January 27, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities
	(In millions)
Corporate debt securities	$2,626	$—	$(6)	$2,620	$25	$2,595
Debt securities of United States government agencies	2,284	—	(4)	2,280	—	2,280
Debt securities issued by the United States Treasury	1,493	—	(1)	1,492	176	1,316
Money market funds	483	—	—	483	483	—
Foreign government debt securities	209	—	—	209	—	209
Asset-backed securities	152	—	(1)	151	—	151
Mortgage-backed securities issued by United States government-sponsored enterprises	88	1	—	89	—	89
Total	$7,335	$1	$(12)	$7,324	$684	$6,640

For the second quarter and first half of fiscal years 2020 and 2019, there were no other-than-temporary impairment losses and net realized gains were not significant.
The amortized cost and estimated fair value of cash equivalents and marketable securities as of July 28, 2019 and January 27, 2019 are shown below by contractual maturity.

	July 28, 2019		January 27, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Less than 1 year	$8,255	$8,255	$5,042	$5,034
Due in 1 - 5 years	112	113	2,271	2,268
Mortgage-backed securities issued by United States government-sponsored enterprises not due at a single maturity date	4	4	22	22
Total	$8,371	$8,372	$7,335	$7,324

Note 8 – Fair Value of Financial Assets and Liabilities
The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. We review fair value hierarchy classification on a quarterly basis.

		Fair Value at
	Pricing Category	July 28, 2019	January 27, 2019
		(In millions)
Assets
Cash equivalents and marketable securities:
Money market funds	Level 1	$2,868	$483
Debt securities issued by the United States Treasury	Level 2	$2,161	$1,492
Corporate debt securities	Level 2	$2,104	$2,620
Debt securities of United States government agencies	Level 2	$1,120	$2,280
Foreign government debt securities	Level 2	$45	$209
Asset-backed securities	Level 2	$44	$151
Certificates of deposit	Level 2	$24	$—
Mortgage-backed securities issued by United States government-sponsored enterprises	Level 2	$6	$89

Liabilities
Other noncurrent liabilities:
2.20% Notes Due 2021 (1)	Level 2	$999	$978
3.20% Notes Due 2026 (1)	Level 2	$1,022	$961

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - Amortizable Intangible Assets
The components of our amortizable intangible assets are as follows:

	July 28, 2019			January 27, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)			(In millions)
Acquisition-related intangible assets	$195	$(190)	$5	$195	$(188)	$7
Patents and licensed technology	508	(464)	44	491	(453)	38
Total intangible assets	$703	$(654)	$49	$686	$(641)	$45

The increase in gross carrying amount of intangible assets is due to purchases of licensed technology during the first half of fiscal year 2020. Amortization expense associated with intangible assets was $6 million and $13 million for the second quarter and first half of fiscal year 2020, respectively, and $6 million and $17 million for the second quarter and first half of fiscal year 2019, respectively. Future amortization expense related to the net carrying amount of intangible assets as of July 28, 2019 is estimated to be $12 million for the remainder of fiscal year 2020, $16 million in fiscal year 2021, $9 million in fiscal year 2022, $7 million in fiscal year 2023, and $5 million in fiscal year 2024.
Note 10 - Balance Sheet Components
Certain balance sheet components are as follows:

	July 28,	January 27,
	2019	2019
Inventories:	(In millions)
Raw materials	$362	$613
Work in-process	203	238
Finished goods	639	724
Total inventories	$1,204	$1,575

	July 28,	January 27,
	2019	2019
Accrued and Other Current Liabilities:	(In millions)
Customer program accruals	$312	$302
Accrued payroll and related expenses	183	186
Deferred revenue (1)	127	92
Operating lease liabilities	84	—
Taxes payable	37	91
Licenses payable	21	12
Coupon interest on debt obligations	20	20
Other	96	115
Total accrued and other current liabilities	$880	$818

(1)	Deferred revenue primarily includes customer advances and deferrals related to license and development arrangements and post contract customer support, or PCS.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	July 28,	January 27,
	2019	2019
Other Long-Term Liabilities:	(In millions)
Income tax payable (1)	$501	$513
Deferred revenue (2)	54	46
Licenses payable	26	1
Deferred income tax liability	23	19
Employee benefits liability	22	20
Deferred rent	—	21
Other	24	13
Total other long-term liabilities	$650	$633

(1)
As of July 28, 2019, represents the long-term portion of the one-time transition tax payable of $317 million, as well as unrecognized tax benefits of $159 million and related interest and penalties of $25 million.

(2)	Deferred revenue primarily includes deferrals related to PCS.
Deferred Revenue
The following table shows the changes in deferred revenue during the first half of fiscal years 2020 and 2019.

	July 28,	July 29,
	2019	2018
	(In millions)
Balance at beginning of period	$138	$63
Deferred revenue added during the period	161	194
Revenue recognized during the period	(118)	(153)
Balance at end of period	$181	$104

Note 11 - Derivative Financial Instruments
We enter into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. These contracts are designated as cash flow hedges for hedge accounting treatment. Gains or losses on the contracts are recorded in accumulated other comprehensive income or loss and reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur. The fair value of the contracts was not significant as of July 28, 2019 and January 27, 2019.
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
The table below presents the notional value of our foreign currency forward contracts outstanding as of July 28, 2019 and January 27, 2019:

	July 28, 2019	January 27, 2019
	(In millions)
Designated as cash flow hedges	$420	$408
Not designated for hedge accounting	$269	$241

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of July 28, 2019, all designated foreign currency forward contracts mature within eighteen months. The expected realized gains and losses deferred into accumulated other comprehensive income (loss) related to foreign currency forward contracts within the next twelve months was not significant.
During the second quarter and first half of fiscal years 2020 and 2019, the impact of derivative financial instruments designated for hedge accounting treatment on other comprehensive income or loss was not significant and all such instruments were determined to be highly effective. Therefore, there were no gains or losses associated with ineffectiveness.
Note 12 - Debt
Long-Term Debt
2.20% Notes Due 2021 and 3.20% Notes Due 2026
In fiscal year 2017, we issued $1.00 billion of the 2.20% Notes Due 2021, and $1.00 billion of the 3.20% Notes Due 2026, or collectively, the Notes. Interest on the Notes is payable on March 16 and September 16 of each year. Upon 30 days' notice to holders of the Notes, we may redeem the Notes for cash prior to maturity, at redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the Notes Due 2021 on or after August 16, 2021, or for redemptions of the Notes Due 2026 on or after June 16, 2026. The net proceeds from the Notes were $1.98 billion, after deducting debt discount and issuance costs.
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
The carrying value of the Notes and the associated interest rates were as follows:

	Expected Remaining Term (years)	Effective Interest Rate	July 28, 2019	January 27, 2019
			(In millions)
2.20% Notes Due 2021	2.1	2.38%	$1,000	$1,000
3.20% Notes Due 2026	7.1	3.31%	1,000	1,000
Unamortized debt discount and issuance costs			(11)	(12)
Net carrying amount			$1,989	$1,988

Revolving Credit Facility
We have a Credit Agreement under which we may borrow up to $575 million for general corporate purposes and can obtain revolving loan commitments up to $425 million. As of July 28, 2019, we had not borrowed any amounts under this agreement.
Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of July 28, 2019, we had not issued any commercial paper.
Note 13 - Commitments and Contingencies
Inventory Purchase Obligations
As of July 28, 2019, we had outstanding inventory purchase obligations totaling $757 million.
Capital Purchase Obligations
As of July 28, 2019, we had outstanding capital purchase obligations totaling $133 million.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Performance Obligations
Revenue related to remaining performance obligations represents the amount of contracted license and development arrangements and PCS that has not been recognized. As of July 28, 2019, the amount of our remaining performance obligations that has not been recognized as revenue was $418 million, of which we expect to recognize approximately 48% as revenue over the next twelve months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less.
Accrual for Product Warranty Liabilities
The estimated amount of product returns and warranty liabilities was $17 million and $18 million as of July 28, 2019 and January 27, 2019, respectively.

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
Litigation
Securities Class Action and Derivative Lawsuits
On December 21, 2018, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, captioned Iron Workers Joint Funds v. Nvidia Corporation, et al. (Case No. 18-cv-7669), naming as defendants NVIDIA and certain of NVIDIA’s officers. On December 28, 2018, a substantially similar purported securities class action was commenced in the Northern District of California, captioned Oto v. Nvidia Corporation, et al. (Case No. 18-cv-07783), naming the same defendants, and seeking substantially similar relief. On February 19, 2019, a number of shareholders filed motions to consolidate the two cases and to be appointed lead plaintiff and for their respective counsel to be appointed lead counsel. On March 12, 2019, the two cases were consolidated under case number 4:18-cv-07669-HSG and titled In Re NVIDIA Corporation Securities Litigation. On May 2, 2019, the Court appointed lead plaintiffs and lead counsel. On June 21, 2019, the lead plaintiffs filed a consolidated class action complaint. The consolidated complaint asserts that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, by making materially false or misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand between May 10, 2017 and November 14, 2018. The plaintiffs also allege that the NVIDIA executives who they named as defendants violated Section 20(a) of the Exchange Act. The plaintiffs seek class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees and expert fees, and further relief as the Court may deem just and proper. On August 2, 2019, NVIDIA moved to dismiss the consolidated class action complaint on the basis that plaintiffs failed to state any claims for violations of the securities laws by NVIDIA or the named defendants.
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
It is possible that additional suits will be filed, or allegations received from shareholders, with respect to these same or other matters, naming NVIDIA and/or its officers and directors as defendants.

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
Accounting for Loss Contingencies
We are engaged in legal actions not described above arising in the ordinary course of business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position. As of July 28, 2019, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, except as specifically described above, any possible loss or range of loss in these matters cannot be reasonably estimated at this time.
Note 14 - Shareholders’ Equity
Capital Return Program
Beginning August 2004, our Board of Directors authorized us to repurchase our stock.
During the second quarter and first half of fiscal year 2020, we paid $97 million and $195 million, respectively, in cash dividends to our shareholders.
Through July 28, 2019, we have repurchased an aggregate of 260 million shares under our share repurchase program for a total cost of $7.08 billion. All shares delivered from these repurchases have been placed into treasury stock. As of July 28, 2019, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $7.24 billion through December 2022.
Preferred Stock
As of July 28, 2019 and January 27, 2019, there were no shares of preferred stock outstanding.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

expenses of certain functions benefit both reportable segments, our CODM assigns 100% of those expenses to the reportable segment that benefits the most.
The “All Other” category presented below represents the expenses that our CODM does not assign to either the GPU business or the Tegra Processor business for purposes of making operating decisions or assessing financial performance. The expenses include stock-based compensation expense, corporate infrastructure and support costs, acquisition-related costs, legal settlement costs, contributions, restructuring and other charges, product warranty charge, and other non-recurring charges and benefits that our CODM deems to be enterprise in nature.
Our CODM does not review any information regarding total assets on a reportable segment basis. Reportable segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for our consolidated financial statements. The table below presents details of our reportable segments and the “All Other” category.

	GPU	Tegra Processor	All Other	Consolidated
	(In millions)
Three Months Ended July 28, 2019
Revenue	$2,104	$475	$—	$2,579
Depreciation and amortization expense	$76	$12	$4	$92
Operating income (loss)	$746	$122	$(297)	$571

Three Months Ended July 29, 2018
Revenue	$2,656	$467	$—	$3,123
Depreciation and amortization expense	$43	$12	$3	$58
Operating income (loss)	$1,259	$97	$(199)	$1,157

Six Months Ended July 28, 2019
Revenue	$4,126	$673	$—	$4,799
Depreciation and amortization expense	$152	$24	$7	$183
Operating income (loss)	$1,415	$78	$(564)	$929

Six Months Ended July 29, 2018
Revenue	$5,421	$909	$—	$6,330
Depreciation and amortization expense	$83	$22	$11	$116
Operating income (loss)	$2,653	$194	$(395)	$2,452

	Three Months Ended		Six Months Ended
	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018
	(In millions)
Reconciling items included in "All Other" category:
Stock-based compensation expense	$(224)	$(132)	$(401)	$(262)
Unallocated cost of revenue and operating expenses	(66)	(65)	(135)	(129)
Acquisition-related and other costs	(5)	(2)	(15)	(4)
Legal settlement costs	(2)	—	(13)	—
Total	$(297)	$(199)	$(564)	$(395)

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on the invoicing address by geographic regions:

	Three Months Ended		Six Months Ended
	July 28,	July 29,	July 28,	July 29,
	2019	2018	2019	2018
	(In millions)
Revenue:
Other Asia Pacific	$756	$676	$1,178	$1,259
Taiwan	635	843	1,333	1,810
China (including Hong Kong)	583	760	1,136	1,514
Europe	288	234	537	469
United States	188	413	353	847
Other countries	129	197	262	431
Total revenue	$2,579	$3,123	$4,799	$6,330

The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Three Months Ended		Six Months Ended
	July 28,	July 29,	July 28,	July 29,
	2019	2018	2019	2018
	(In millions)
Revenue:
Gaming	$1,313	$1,805	$2,368	$3,528
Professional Visualization	291	281	557	532
Data Center	655	760	1,289	1,461
Automotive	209	161	375	306
OEM and Other	111	116	210	503
Total revenue	$2,579	$3,123	$4,799	$6,330

One customer represented approximately 11% of our total revenue for the second quarter and the first half of fiscal year 2020, and was attributable primarily to the GPU business. No customer represented 10% or more of total revenue for the second quarter and first half of fiscal year 2019.
One customer represented approximately 20% of our accounts receivable balance as of July 28, 2019, and one customer represented approximately 19% of our accounts receivable balance as of January 27, 2019.

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
NVIDIA, the NVIDIA logo, CUDA, CUDA-X AI, GeForce, GeForce GTX, GeForce RTX, GeForce RTX SUPER, NVIDIA DGX, NVIDIA DGX SuperPOD, NVIDIA DRIVE, NVIDIA DRIVE Constellation, NVIDIA GRID, NVIDIA Omniverse, NVIDIA RTX, NVIDIA Turing, Quadro, Quadro RTX, Tegra and Tesla are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and/or other countries. Other company and product names may be trademarks of the respective companies with which they are associated. Features, pricing, availability, and specifications are subject to change without notice.
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
Our two reportable segments - GPU and Tegra Processor - are based on a single underlying architecture. From our proprietary processors, we have designed, created, and marketed platforms that address four large markets where our expertise is critical: Gaming, Professional Visualization, Data Center, and Automotive.
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
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

Recent Developments, Future Objectives and Challenges
Second Quarter of Fiscal Year 2020 Summary

	Three Months Ended
	July 28, 2019	April 28, 2019	July 29, 2018	Quarter-over-Quarter Change	Year-over-Year Change
	($ in millions, except per share data)
Revenue	$2,579	$2,220	$3,123	16%	(17)%
Gross margin	59.8%	58.4%	63.3%	140 bps	(350) bps
Operating expenses	$970	$938	$818	3%	19%
Income from operations	$571	$358	$1,157	59%	(51)%
Net income	$552	$394	$1,101	40%	(50)%
Net income per diluted share	$0.90	$0.64	$1.76	41%	(49)%
Revenue for the second quarter of fiscal year 2020 decreased 17% year over year and increased 16% sequentially.
GPU business revenue was $2.10 billion, down 21% from a year earlier and up 4% sequentially.
Tegra Processor business revenue - which includes Automotive, SOC modules for gaming platforms, and embedded edge AI platforms - was $475 million, up 2% from a year ago and up 140% sequentially.
From a market-platforms perspective, Gaming revenue was $1.31 billion, down 27% from a year ago and up 24% sequentially. The year-on-year decrease reflects a decline in shipments of gaming desktop GPUs and SOC modules for gaming platforms, partially offset by growth in gaming notebook GPUs. The sequential increase reflects growth from SOC modules for gaming platforms, gaming notebook GPUs, and GeForce RTX SUPER gaming GPUs.
Professional Visualization revenue was $291 million, up 4% from a year earlier and up 9% sequentially. The year-on-year and sequential growth reflects strength across mobile workstation products.
Data Center revenue was $655 million, down 14% from a year ago and up 3% sequentially. The year-on-year decline reflects lower hyperscale revenue. The sequential increase was due to enterprise revenue growth driven by expanding AI workloads.
Automotive revenue of $209 million was up 30% from a year earlier and up 26% sequentially. The year-on-year and sequential growth was primarily driven by a development services agreement in the second quarter of fiscal year 2020. The growth in revenue also reflected AI cockpit solutions and other autonomous vehicle development agreements.
OEM and Other revenue was $111 million, down 4% from a year ago and up 12% sequentially. The sequential increase was primarily due to growth in shipments of embedded edge AI products.
Gross margin for the second quarter of fiscal year 2020 was 59.8%, down 350 basis points from a year earlier and up 140 basis points sequentially. The year-on-year decrease reflects lower Gaming and Data Center margins, driven primarily by product costs. The sequential increase reflects automotive development services, a favorable mix in Gaming, and lower component costs.
Operating expenses for the second quarter of fiscal year 2020 were $970 million, up 19% from a year earlier and up 3% sequentially, reflecting primarily employee additions and increases in employee compensation and other related costs, including infrastructure costs.
Income from operations for the second quarter of fiscal year 2020 was $571 million, down 51% from a year earlier and up 59% sequentially. Net income and net income per diluted share for the second quarter of fiscal year 2020 were $552 million and $0.90, respectively, down 50% and 49%, respectively, from a year earlier, and up 40% and 41%, respectively, sequentially. The year-on-year decrease reflects lower revenue and gross margin, and higher operating expenses. The sequential increase reflects higher revenue and gross margin.
We previously communicated our intent to return $3.00 billion to shareholders by the end of fiscal year 2020, including $700 million in share repurchases made during the fourth quarter of fiscal year 2019. In the first half of fiscal year 2020, we returned $195 million in quarterly cash dividends. We intend to return the remaining $2.11 billion through a combination of share repurchases and cash dividends. We do not expect to repurchase shares prior to the close of the acquisition of Mellanox Technologies, Ltd., or Mellanox, and therefore the intended repurchases may extend into fiscal year 2021.

Cash, cash equivalents and marketable securities were $8.47 billion as of July 28, 2019, compared with $7.42 billion as of January 27, 2019. The increase was primarily related to growth in operating cash flow.
On March 10, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Mellanox, pursuant to which we will acquire all of the issued and outstanding common shares of Mellanox for $125 per share in cash, representing a total enterprise value of approximately $6.9 billion as of the date of the Merger Agreement. The closing of the merger is subject to approval by regulatory agencies. If the Merger Agreement is terminated under certain circumstances involving the failure to obtain the required regulatory approvals, we could be obligated to pay Mellanox a termination fee of $350 million. We have received regulatory approval in the United States and Mexico and are engaged with regulators in Europe and China. In June 2019, Mellanox shareholders approved the merger.
GPU Business
During the second quarter of fiscal year 2020, in our Gaming platform, we introduced GeForce RTX 2060 SUPER, GeForce RTX 2070 SUPER and GeForce RTX 2080 SUPER to our GeForce GPU lineup; accelerated the momentum of ray-tracing games by supporting newly announced blockbuster titles; introduced new RTX Studio laptops powered by GeForce RTX and Quadro RTX GPUs for online and studio-based creatives and prosumers; and announced OEMs will be launching additional gaming laptops incorporating NVIDIA GeForce Turing GPUs.
In our Professional Visualization platform, we rolled out a full range of Turing architecture-based Quadro GPUs for mobile workstations, also incorporating ray tracing for product design, architecture, effects and scientific visualization.
In our Data Center platform, we announced NVIDIA's DGX SuperPOD, which provides the AI infrastructure for our autonomous-vehicle development program; set eight records in AI training performance in the latest MLPerf benchmarking tests; and announced support for Arm CPUs, providing a new path to build highly energy-efficient, AI-enabled exascale supercomputers.
During the first quarter of fiscal year 2020, in our Gaming platform, we introduced the GeForce GTX 1660 Ti, GTX 1660 and GTX 1650 gaming GPUs with improved performance and efficiency for today’s most popular games; announced a number of gaming laptop models based on Turing GPUs from top makers; and announced that real-time ray tracing is now integrated into Unreal Engine and Unity commercial game engines.
In our Professional Visualization platform, we announced expanded adoption of NVIDIA RTX ray-tracing technology by top 3D application providers and unveiled the NVIDIA Omniverse open-collaboration platform to simplify creative workflows for content creation.
In our Data Center platform, we introduced the NVIDIA CUDA-X AI platform for accelerating data science; announced availability of NVIDIA T4 Tensor Core GPUs from leading OEMs and Amazon Web Services; partnered with global system builders to create powerful data-science workstations integrating NVIDIA Quadro RTX GPUs and NVIDIA CUDA-X AI; and launched beta access to NVIDIA Quadro Virtual Workstation software in the Alibaba Cloud Marketplace.
Tegra Processor Business
During the second quarter of fiscal year 2020, in our Automotive platform, Volvo Group announced that it is using the NVIDIA DRIVE end-to-end autonomous driving platform to train networks in the data center, test them in simulation, and deploy them in self-driving vehicles, targeting freight transport, refuse and recycling collection, public transport, construction, mining, forestry and more.
During the first quarter of fiscal year 2020, in our Automotive platform, we announced that we are partnering with Toyota Research Institute-Advanced Development to develop, train and validate self-driving vehicles; unveiled the NVIDIA DRIVE AP2X automated driving solution, encompassing DRIVE AutoPilot software, DRIVE AGX and DRIVE validation tools; introduced NVIDIA DRIVE AV Safety Force Field to enable safe, comfortable driving experiences; and announced availability of the NVIDIA DRIVE Constellation autonomous vehicle simulation platform.
Financial Information by Business Segment and Geographic Data
Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for disclosure regarding segment information.

Results of Operations
The following table sets forth, for the periods indicated, certain items in our Condensed Consolidated Statements of Income expressed as a percentage of revenue.

	Three Months Ended		Six Months Ended
	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	40.2	36.7	40.9	36.1
Gross profit	59.8	63.3	59.1	63.9
Operating expenses
Research and development	27.3	18.6	28.7	17.8
Sales, general and administrative	10.3	7.7	11.0	7.4
Total operating expenses	37.6	26.3	39.7	25.2
Income from operations	22.2	37.0	19.4	38.7
Interest income	1.8	1.0	1.9	0.9
Interest expense	(0.5)	(0.4)	(0.6)	(0.5)
Other, net	—	0.2	—	0.2
Total other income (expense)	1.3	0.8	1.3	0.6
Income before income tax	23.5	37.8	20.7	39.3
Income tax expense	2.1	2.5	1.0	2.3
Net income	21.4%	35.3%	19.7%	37.0%
Revenue
Revenue by Reportable Segments

	Three Months Ended				Six Months Ended
	July 28, 2019	July 29, 2018	$ Change	% Change	July 28, 2019	July 29, 2018	$ Change	% Change
	($ in millions)
GPU	$2,104	$2,656	$(552)	(21)%	$4,126	$5,421	$(1,295)	(24)%
Tegra Processor	475	467	8	2%	673	909	(236)	(26)%
Total	$2,579	$3,123	$(544)	(17)%	$4,799	$6,330	$(1,531)	(24)%
GPU Business. GPU business revenue decreased by 21% in the second quarter of fiscal year 2020 compared to the second quarter of fiscal year 2019, which reflects declines in gaming GPU and Data Center revenue. GeForce GPU product sales for gaming decreased 29%, reflecting a decline in shipments of gaming desktop GPUs partially offset by revenue growth in gaming notebook GPUs. Data Center revenue, including Tesla, GRID and DGX, decreased 14%, primarily reflecting a decline in hyperscale revenue partially offset by enterprise revenue growth, driven by expanding AI workloads. Revenue from Quadro GPUs for professional visualization increased 4%, primarily reflecting strength across mobile workstation products. Our PC OEM revenue decreased by 4%, primarily driven by the absence of cryptocurrency mining processor sales.
GPU business revenue decreased by 24% in the first half of fiscal year 2020 compared to the first half of fiscal year 2019, which reflects declines in gaming GPU and Data Center revenue. GeForce GPU product sales for gaming decreased 29%, reflecting a decline in shipments of gaming desktop GPUs partially offset by growth in gaming notebook GPUs. Data Center revenue, including Tesla, GRID and DGX, decreased 12%, primarily reflecting a decline in hyperscale revenue partially offset by enterprise revenue growth driven by expanding AI workloads. Revenue from Quadro GPUs for professional visualization increased 5% due primarily reflecting strength across mobile workstation products. Our PC OEM revenue decreased by 58% primarily driven by the absence of cryptocurrency mining processor sales.
Tegra Processor Business. Tegra Processor business revenue increased by 2% for the second quarter of fiscal year 2020 compared to the second quarter of fiscal year 2019. This was driven by an increase of 30% in Automotive revenue primarily driven by a development services agreement in the second quarter of fiscal year 2020. The growth in Automotive revenue also reflected AI cockpit solutions and other autonomous vehicle development agreements. The increase in Automotive revenue was partially offset by a decline in revenue from SOC modules for gaming platforms.
Tegra Processor business revenue decreased by 26% for the first half of fiscal year 2020 compared to the first half of fiscal year 2019. This was driven by a decline in revenue from SOC modules for gaming platforms, which was partially offset by an increase of 23% in Automotive revenue. Growth in Automotive revenue primarily reflects a development services agreement in the second quarter of fiscal year 2020, AI cockpit solutions, and other autonomous vehicle development agreements.
Concentration of Revenue
Revenue from sales to customers outside of the United States accounted for 93% of total revenue for the second quarter and first half of fiscal year 2020. Revenue from sales to customers outside of the United States accounted for 87% of total revenue for the second quarter and first half of fiscal year 2019. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.
One customer represented approximately 11% of our total revenue for the second quarter and the first half of fiscal year 2020, and was attributable primarily to the GPU business. No customer represented 10% or more of total revenue for the second quarter and first half of fiscal year 2019.
Gross Margin
Our overall gross margin decreased to 59.8% for the second quarter of fiscal year 2020 from 63.3% for the second quarter of fiscal year 2019. Our overall gross margin decreased to 59.1% for the first half of fiscal year 2020 from 63.9% for the first half of fiscal year 2019. These decreases reflect lower Gaming and Data Center margins, driven primarily by product costs.
Inventory provisions totaled $28 million and $21 million for the second quarter of fiscal years 2020 and 2019, respectively. Sales of inventory that was previously written-off or written-down totaled $19 million and $12 million for the second quarter of fiscal years 2020 and 2019, respectively. As a result, the overall net effect on our gross margin was an unfavorable impact of 0.4% and 0.3% for the second quarter of fiscal years 2020 and 2019, respectively.
Inventory provisions totaled $72 million and $54 million for the first half of fiscal years 2020 and 2019, respectively. Sales of inventory that was previously written-off or written-down totaled $31 million and $16 million for the first half of fiscal years 2020 and 2019, respectively. As a result, the overall net effect on our gross margin was an unfavorable impact of 0.9% and 0.6% for the first half of fiscal years 2020 and 2019, respectively.
A discussion of our gross margin results for each of our reportable segments is as follows:
GPU Business. The gross margin of our GPU business decreased during the second quarter and first half of fiscal year 2020 compared to the second quarter and first half of fiscal year 2019, primarily reflecting lower gaming GPU and data center margins driven by product costs.
Tegra Processor Business. The gross margin of our Tegra Processor business increased during the second quarter of fiscal year 2020 compared to the second quarter of fiscal year 2019, primarily driven by automotive development services. The gross margin of our Tegra Processor business decreased during the first half of fiscal year 2020 compared to the first half of fiscal year 2019, primarily due to mix shifts.

Operating Expenses

	Three Months Ended				Six Months Ended
	July 28, 2019	July 29, 2018	$ Change	% Change	July 28, 2019	July 29, 2018	$ Change	% Change
	($ in millions)				($ in millions)
Research and development expenses	$704	$581	$123	21%	$1,379	$1,124	$255	23%
% of net revenue	27%	19%			29%	18%
Sales, general and administrative expenses	266	237	29	12%	529	467	62	13%
% of net revenue	10%	8%			11%	7%
Total operating expenses	$970	$818	$152	19%	$1,908	$1,591	$317	20%
Research and Development
Research and development expenses increased by 21% and 23% during the second quarter and first half of fiscal year 2020, compared to the second quarter and first half of fiscal year 2019, respectively, driven primarily by employee additions, increases in employee compensation and other related costs, including infrastructure costs and stock-based compensation expense.
Sales, General and Administrative
Sales, general and administrative expenses increased by 12% during the second quarter of fiscal year 2020, compared to the second quarter of fiscal year 2019, driven primarily by employee additions, increases in employee compensation and other related costs, including stock-based compensation expense and infrastructure costs.
Sales, general and administrative expenses increased by 13% during the first half of fiscal year 2020, compared to the first half of fiscal year 2019, driven primarily by costs related to our plans to acquire Mellanox, costs related to employee additions, and increases in employee compensation and other related costs, including stock-based compensation expense and infrastructure costs.
Total Other Income (Expense)
Interest Income and Interest Expense
Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $47 million and $32 million during the second quarter of fiscal years 2020 and 2019, respectively, and $92 million and $57 million during the first half of fiscal years 2020 and 2019, respectively. The increase in interest income was primarily due to higher average invested balances, higher rates from our floating rate securities, and the purchase of new securities.
Interest expense is primarily comprised of coupon interest and debt discount amortization related to the 2.20% Notes Due 2021 and 3.20% Notes Due 2026 issued in September 2016. Interest expense was $13 million and $14 million during the second quarters of fiscal years 2020 and 2019, respectively, and $27 million and $29 million during the first half of fiscal years 2020 and 2019, respectively.
Other, Net
Other, net, consists primarily of realized or unrealized gains and losses from non-affiliated investments, and the impact of changes in foreign currency rates. Other, net, was not significant during the second quarter or the first half of fiscal years 2020 and 2019.
Income Taxes
We recognized an income tax expense of $54 million and $48 million for the second quarter and first half of fiscal year 2020, respectively, and $79 million and $146 million for the second quarter and first half of fiscal year 2019, respectively. The effective tax rate for the second quarter and first half of fiscal year 2020 was 8.8% and 4.9% respectively, and 6.7% and 5.9% for the second quarter and first half of fiscal year 2019, respectively.

The increase in our effective tax rate for the second quarter of fiscal year 2020 as compared to the second quarter of fiscal year 2019 was primarily due to an increase in the amount of earnings subject to United States tax, and a decrease of tax benefits from stock-based compensation, partially offset by an increase in the impact of tax benefits from the U.S. federal research tax credit. The decrease in our effective tax rate for the first half of fiscal year 2020 as compared to the first half of fiscal year 2019 was primarily due to an increase in the impact of tax benefits from the U.S. federal research tax credit and stock-based compensation.
Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information.
Liquidity and Capital Resources

	July 28, 2019	January 27, 2019
	(In millions)
Cash and cash equivalents	$7,105	$782
Marketable securities	1,370	6,640
Cash, cash equivalents and marketable securities	$8,475	$7,422

	Six Months Ended
	July 28, 2019	July 29, 2018
	(In millions)
Net cash provided by operating activities	$1,656	$2,358
Net cash provided by (used in) investing activities	$5,040	$(4,356)
Net cash used in financing activities	$(373)	$(1,286)
As of July 28, 2019, we had $8.47 billion in cash, cash equivalents and marketable securities, an increase of $1.05 billion from the end of fiscal year 2019. Our investment policy requires the purchase of highly rated fixed income securities, the diversification of investment types and credit exposures, and certain limits on our portfolio duration.
Cash provided by operating activities decreased in the first half of fiscal year 2020 compared to the first half of fiscal year 2019, due to lower net income, partially offset by changes in working capital.
Cash provided by investing activities increased in the first half of fiscal year 2020 compared to the first half of fiscal year 2019, due to lower purchases of marketable securities and higher maturities and sales of marketable securities.
Cash used in financing activities decreased in the first half of fiscal year 2020 compared to the first half of fiscal year 2019, due to lower share repurchases and lower tax payments related to employee stock plans.
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
As a result of the Tax Cuts and Jobs Act, substantially all of our cash, cash equivalents and marketable securities held outside of the United States as of July 28, 2019 are available for use in the United States without incurring additional U.S. federal income taxes.
Capital Return to Shareholders
We previously communicated our intent to return $3.00 billion to shareholders by the end of fiscal year 2020, including $700 million in share repurchases made during the fourth quarter of fiscal year 2019. In the first half of fiscal year 2020, we returned $195 million in quarterly cash dividends. We intend to return the remaining $2.11 billion through a combination of share repurchases and cash dividends. We do not expect to repurchase shares prior to the close of the acquisition of Mellanox, and therefore the intended repurchases may extend into fiscal year 2021. As of July 28, 2019, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $7.24 billion through December 2022.

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
Revolving Credit Facility
We have a Credit Agreement under which we may borrow up to $575 million for general corporate purposes and can obtain revolving loan commitments up to $425 million. As of July 28, 2019, we had not borrowed any amounts under this agreement.
Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of July 28, 2019, we had not issued any commercial paper.
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
Off-Balance Sheet Arrangements
As of July 28, 2019, we had no material off-balance sheet arrangements as defined by applicable SEC regulations.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment and Interest Rate Risk
Financial market risks related to investment and interest rate risk are described in our Annual Report on Form 10-K for the fiscal year ended January 27, 2019. As of July 28, 2019, there have been no material changes to the financial market risks described as of January 27, 2019.
Foreign Exchange Rate Risk
The impact of foreign currency transactions related to foreign exchange rate risk is described in our Annual Report on Form 10-K for the fiscal year ended January 27, 2019. As of July 28, 2019, there have been no material changes to the foreign exchange rate risks described as of January 27, 2019.
Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of July 28, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective to provide reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Refer to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 27, 2019. There have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 27, 2019 and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended April 28, 2019.
Before you buy our common stock, you should know that making such an investment involves some risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 27, 2019 and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended April 28, 2019. Additionally, any one of those risks could harm our business, financial condition and results of operations, which could cause our stock price to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Beginning August 2004, our Board of Directors authorized us to repurchase our stock.
Since the inception of our share repurchase program, we have repurchased an aggregate of 260 million shares under our share repurchase program for a total cost of $7.08 billion through July 28, 2019. All shares delivered from these repurchases have been placed into treasury stock.
As of July 28, 2019, we were authorized to repurchase additional shares of our common stock up to $7.24 billion through December 2022.
The repurchases can be made in the open market, in privately negotiated transactions, or in structured share repurchase programs, and can be made in one or more larger repurchases. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

We previously communicated our intent to return $3.00 billion to shareholders by the end of fiscal year 2020, including $700 million in share repurchases made during the fourth quarter of fiscal year 2019. In the first half of fiscal year 2020, we returned $195 million in quarterly cash dividends. We had no share repurchases during the first half of fiscal year 2020. We intend to return the remaining $2.11 billion through a combination of share repurchases and cash dividends. We do not expect to repurchase shares prior to the close of the acquisition of Mellanox, and therefore the intended repurchases may extend into fiscal year 2021.
Restricted Stock Unit Share Withholding
We also withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our employee equity incentive program. During the second quarter of fiscal year 2020, we withheld approximately 0.3 million shares at a total cost of $50 million through net share settlements. During the first half of fiscal year 2020, we withheld approximately 1.5 million shares at a total cost of $261 million through net share settlements. Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plans.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1+	Offer Letter, dated May 21, 2019, between NVIDIA Corporation and Donald Robertson	8-K	000-23985	10.1	6/17/2019
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Date: August 15, 2019

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)