Form 10-Q
period 2019-10-27
NVIDIA CORP
filed 2019-11-14
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.001 par value, outstanding as of November 8, 2019, was 612 million.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED October 27, 2019
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

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 27,	October 28,	October 27,	October 28,
	2019	2018	2019	2018

Revenue	$3,014	$3,181	$7,813	$9,511
Cost of revenue	1,098	1,260	3,060	3,547
Gross profit	1,916	1,921	4,753	5,964
Operating expenses
Research and development	712	605	2,091	1,729
Sales, general and administrative	277	258	806	725
Total operating expenses	989	863	2,897	2,454
Income from operations	927	1,058	1,856	3,510
Interest income	45	37	137	94
Interest expense	(13)	(15)	(39)	(44)
Other, net	—	1	—	12
Total other income (expense)	32	23	98	62
Income before income tax	959	1,081	1,954	3,572
Income tax expense (benefit)	60	(149)	109	(3)
Net income	$899	$1,230	$1,845	$3,575

Net income per share:
Basic	$1.47	$2.02	$3.03	$5.88
Diluted	$1.45	$1.97	$2.99	$5.71

Weighted average shares used in per share computation:
Basic	610	609	609	608
Diluted	618	625	617	626
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 27,	October 28,	October 27,	October 28,
	2019	2018	2019	2018

Net income	$899	$1,230	$1,845	$3,575
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Net change in unrealized gain	—	3	9	6
Reclassification adjustments for net realized gain included in net income	—	—	—	1
Net change in unrealized gain	—	3	9	7
Cash flow hedges:
Net unrealized gain (loss)	—	1	4	(7)
Reclassification adjustments for net realized loss included in net income	(2)	(5)	(4)	(6)
Net change in unrealized loss	(2)	(4)	—	(13)
Other comprehensive income (loss), net of tax	(2)	(1)	9	(6)
Total comprehensive income	$897	$1,229	$1,854	$3,569
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	October 27,	January 27,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$9,765	$782
Marketable securities	4	6,640
Accounts receivable, net	1,455	1,424
Inventories	1,047	1,575
Prepaid expenses and other current assets	149	136
Total current assets	12,420	10,557
Property and equipment, net	1,517	1,404
Operating lease assets	527	—
Goodwill	618	618
Intangible assets, net	43	45
Deferred income tax assets	569	560
Other assets	116	108
Total assets	$15,810	$13,292

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$591	$511
Accrued and other current liabilities	884	818
Total current liabilities	1,475	1,329
Long-term debt	1,990	1,988
Long-term operating lease liabilities	469	—
Other long-term liabilities	662	633
Total liabilities	4,596	3,950
Commitments and contingencies - see Note 13
Shareholders’ equity:
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	6,824	6,051
Treasury stock, at cost	(9,726)	(9,263)
Accumulated other comprehensive loss	(3)	(12)
Retained earnings	14,118	12,565
Total shareholders' equity	11,214	9,342
Total liabilities and shareholders' equity	$15,810	$13,292
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED OCTOBER 27, 2019 AND OCTOBER 28, 2018
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
(In millions, except per share data)	Shares	Amount
Balances, July 28, 2019	609	$1	$6,543	$(9,524)	$(1)	$13,317	$10,336
Other comprehensive loss	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	899	899
Issuance of common stock from stock plans	4	—	63	—	—	—	63
Tax withholding related to vesting of restricted stock units	(1)	—	—	(202)	—	—	(202)
Cash dividends declared and paid ($0.16 per common share)	—	—	—	—	—	(98)	(98)
Stock-based compensation	—	—	218	—	—	—	218
Balances, October 27, 2019	612	$1	$6,824	$(9,726)	$(3)	$14,118	$11,214
Balances, July 29, 2018	608	$1	$5,681	$(7,821)	$(23)	$10,957	$8,795
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Net income	—	—	—	—	—	1,230	1,230
Convertible debt conversion	1	—	—	—	—	—	—
Issuance of common stock from stock plans	6	—	65	—	—	—	65
Tax withholding related to vesting of restricted stock units	(2)	—	—	(467)	—	—	(467)
Share repurchase	(1)	—	—	(200)	—	—	(200)
Exercise of convertible note hedges	(1)	—	1	(1)	—	—	—
Cash dividends declared and paid ($0.15 per common share)	—	—	—	—	—	(91)	(91)
Stock-based compensation	—	—	144	—	—	—	144
Balances, October 28, 2018	611	$1	$5,891	$(8,489)	$(24)	$12,096	$9,475
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED OCTOBER 27, 2019 AND OCTOBER 28, 2018
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
(In millions, except per share data)	Shares	Amount
Balances, January 27, 2019	606	$1	$6,051	$(9,263)	$(12)	$12,565	$9,342
Other comprehensive income	—	—	—	—	9	—	9
Net income	—	—	—	—	—	1,845	1,845
Issuance of common stock from stock plans	9	—	146		—	—	146
Tax withholding related to vesting of restricted stock units	(3)	—	—	(463)	—	—	(463)
Cash dividends declared and paid ($0.48 per common share)	—	—	—	—	—	(292)	(292)
Stock-based compensation	—	—	627		—	—	627
Balances, October 27, 2019	612	$1	$6,824	$(9,726)	$(3)	$14,118	$11,214
Balances, January 28, 2018	606	$1	$5,351	$(6,650)	$(18)	$8,787	$7,471
Retained earnings adjustment due to adoption of new revenue accounting standard	—	—	—	—	—	8	8
Other comprehensive loss	—	—	—	—	(6)	—	(6)
Net income	—	—	—	—	—	3,575	3,575
Convertible debt conversion	1	—	—	—	—	—	—
Issuance of common stock from stock plans	13	—	134	—	—	—	134
Tax withholding related to vesting of restricted stock units	(4)	—	—	(982)	—	—	(982)
Share repurchase	(4)	—	—	(855)	—	—	(855)
Exercise of convertible note hedges	(1)	—	2	(2)	—	—	—
Cash dividends declared and paid ($0.45 per common share)	—	—	—	—	—	(274)	(274)
Stock-based compensation	—	—	404	—	—	—	404
Balances, October 28, 2018	611	$1	$5,891	$(8,489)	$(24)	$12,096	$9,475
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	October 27,	October 28,
	2019	2018
Cash flows from operating activities:
Net income	$1,845	$3,575
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	624	400
Depreciation and amortization	275	184
Deferred income taxes	(5)	30
Other	5	(35)
Changes in operating assets and liabilities:
Accounts receivable	(32)	(943)
Inventories	531	(620)
Prepaid expenses and other assets	55	(68)
Accounts payable	91	224
Accrued and other current liabilities	(103)	147
Other long-term liabilities	10	(49)
Net cash provided by operating activities	3,296	2,845
Cash flows from investing activities:
Proceeds from maturities of marketable securities	4,744	6,267
Proceeds from sales of marketable securities	3,363	114
Purchases of marketable securities	(1,461)	(10,112)
Purchases of property and equipment and intangible assets	(344)	(397)
Investment in non-affiliates	(6)	(9)
Net cash provided by (used in) investing activities	6,296	(4,137)
Cash flows from financing activities:
Proceeds related to employee stock plans	146	135
Payments related to tax on restricted stock units	(463)	(982)
Dividends paid	(292)	(273)
Payments related to repurchases of common stock	—	(855)
Repayment of Convertible Notes	—	(12)
Other	—	(2)
Net cash used in financing activities	(609)	(1,989)
Change in cash and cash equivalents	8,983	(3,281)
Cash and cash equivalents at beginning of period	782	4,002
Cash and cash equivalents at end of period	$9,765	$721

Other non-cash investing activity:
Assets acquired by assuming related liabilities	$87	$98
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
Significant Accounting Policies
Except for adopting a new accounting standard related to leases, there have been no material changes to our significant accounting policies in Note 1 - Organization and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 27, 2019.
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
Refer to Note 3 of these Notes to Condensed Consolidated Financial Statements for additional information.
Fiscal Year
We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2020 and 2019 are both 52-week years. The third quarters of fiscal years 2020 and 2019 were both 13-week quarters.
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
Recent Accounting Pronouncement Not Yet Adopted
In June 2016, the FASB issued a new accounting standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivable and other financial instruments, including available-for-sale debt securities. We expect to adopt the standard using the modified retrospective transition method beginning in the first quarter of fiscal year 2021. While we are still evaluating the impact of this standard on our Consolidated Financial Statements, we do not currently believe it will have a material impact upon adoption.
Note 2 - Acquisition of Mellanox Technologies, Ltd.
On March 10, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Mellanox Technologies Ltd., or Mellanox, pursuant to which we will acquire all of the issued and outstanding common shares of Mellanox for $125 per share in cash, representing a total enterprise value of approximately $6.9 billion as of the date of the Merger Agreement. In June 2019, Mellanox shareholders approved the acquisition. The closing of the acquisition is subject to approval by regulatory agencies. If the Merger Agreement is terminated under certain circumstances involving the failure to obtain the required regulatory approvals, we could be obligated to pay Mellanox a termination fee of $350 million. We have received regulatory approval in the United States and Mexico and are engaged with regulators in Europe and China. Although discussions with the European Union and China regulatory bodies are progressing and closing the acquisition is possible by the end of this calendar year, we believe the closing will likely occur in the early part of calendar 2020.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Future minimum lease payments under our non-cancelable operating leases as of October 27, 2019, are as follows:

Operating Lease Obligations
(In millions)
Fiscal Year:
2020 (excluding first nine months of fiscal year 2020)	$28
2021	112
2022	104
2023	83
2024	60
2025 and thereafter	282
Total	669
Less imputed interest	111
Present value of net future minimum lease payments	558
Less short-term operating lease liabilities	89
Long-term operating lease liabilities	$469

In addition to our existing operating lease obligations, we have entered into an operating lease that will commence in fiscal year 2021 with a lease term of 7 years for $62 million.
Future minimum lease payments under our non-cancelable operating leases as of January 27, 2019, based on the previous lease accounting standard, are as follows:

Lease Obligations
(In millions)
Fiscal Year:
2020	$100
2021	97
2022	90
2023	77
2024	54
2025 and thereafter	265
Total	$683

Operating lease expense for the third quarter and first nine months of fiscal year 2020 was $28 million and $83 million, respectively. Operating lease expense for the third quarter and first nine months of fiscal year 2019 was $22 million and $58 million, respectively. Short-term and variable lease expenses for the third quarter and first nine months of fiscal year 2020 were not significant.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other information related to leases was as follows:

	Three Months Ended	Nine Months Ended
	October 27, 2019	October 27, 2019
	(In millions)
Supplemental cash flows information
Operating cash flows used for operating leases	$28	$78
Operating lease assets obtained in exchange for lease obligations	$14	$122

As of October 27, 2019, our operating leases had a weighted average remaining lease term of 8.5 years and a weighted average discount rate of 3.68%.
Note 4 - Stock-Based Compensation
Our stock-based compensation expense is associated with restricted stock units, or RSUs, performance stock units that are based on our corporate financial performance targets, or PSUs, performance stock units that are based on market conditions, or market-based PSUs, and our employee stock purchase plan, or ESPP.
Our Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts allocated to inventory, as follows:

	Three Months Ended		Nine Months Ended
	October 27, 2019	October 28, 2018	October 27, 2019	October 28, 2018
	(In millions)
Cost of revenue	$15	$5	$27	$21
Research and development	141	88	400	237
Sales, general and administrative	67	47	197	142
Total	$223	$140	$624	$400

Equity Award Activity
The following is a summary of equity award transactions under our equity incentive plans:

	RSUs, PSUs, and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
	(In millions, except per share data)
Balances, January 27, 2019	16	$129.92
Granted (1) (2)	7	$182.62
Vested restricted stock	(7)	$85.22
Canceled and forfeited	(1)	$186.34
Balances, October 27, 2019	15	$173.01

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of October 27, 2019, there was $1.95 billion of aggregate unearned stock-based compensation expense, net of forfeitures. This amount is expected to be recognized over a weighted average period of 2.6 years for RSUs, PSUs, and market-based PSUs, and 1.0 year for ESPP.
Note 5 – Net Income Per Share
The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Nine Months Ended
	October 27,	October 28,	October 27,	October 28,
	2019	2018	2019	2018
	(In millions, except per share data)
Numerator:
Net income	$899	$1,230	$1,845	$3,575
Denominator:
Basic weighted average shares	610	609	609	608
Dilutive impact of outstanding equity awards	8	16	8	18
Diluted weighted average shares	618	625	617	626
Net income per share:
Basic (1)	$1.47	$2.02	$3.03	$5.88
Diluted (2)	$1.45	$1.97	$2.99	$5.71
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	5	3	11	4

(1)	Calculated as net income divided by basic weighted average shares.

(2)	Calculated as net income divided by diluted weighted average shares.
Note 6 – Income Taxes
We recognized an income tax expense of $60 million and $109 million for the third quarter and first nine months of fiscal year 2020, respectively, and an income tax benefit of $149 million and $3 million for the third quarter and first nine months of fiscal year 2019, respectively. The income tax expense as a percentage of income before income tax was 6.3% and 5.6% for the third quarter and first nine months of fiscal year 2020, respectively, and income tax benefit as a percentage of income before income tax was 13.8% and nominal for the third quarter and first nine months of fiscal year 2019, respectively.
The increase in our effective tax rate for the third quarter and first nine months of fiscal year 2020 as compared to the third quarter and first nine months of fiscal year 2019 was primarily due to a decrease of tax benefits from stock-based compensation and an absence of the tax benefit related to the reduction in our provisional U.S. tax reform transition tax amount.
Our effective tax rates for the first nine months of fiscal years 2020 and 2019 were 5.6% and nominal, respectively, and were lower than the U.S. federal statutory rate of 21% due to income earned in jurisdictions that are subject to taxes lower than the U.S. federal statutory tax rate, tax benefits related to stock-based compensation, the benefit of the U.S. federal research tax credit, and for fiscal year 2019, the reduction in our provisional U.S. tax reform transition tax amount.
For the first nine months of fiscal year 2020, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions. Additionally, there have been no material changes to our unrecognized tax benefits and any related interest or penalties since the fiscal year ended January 27, 2019.
While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon review, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

resolved with the respective tax authorities. As of October 27, 2019, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.
Note 7 - Marketable Securities
Our cash equivalents and marketable securities are classified as “available-for-sale” debt securities.
The following is a summary of cash equivalents and marketable securities as of October 27, 2019 and January 27, 2019:

	October 27, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities
	(In millions)
Debt securities issued by the United States Treasury	$5,883	$—	$—	$5,883	$5,883	$—
Corporate debt securities	1,293	—	—	1,293	1,293	—
Debt securities of United States government agencies	1,204	—	—	1,204	1,204	—
Money market funds	1,070	—	—	1,070	1,070	—
Foreign government debt securities	178	—	—	178	178	—
Certificates of deposit	25	—	—	25	25	—
Asset-backed securities	4	—	—	4	—	4
Total	$9,657	$—	$—	$9,657	$9,653	$4

	January 27, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities
	(In millions)
Corporate debt securities	$2,626	$—	$(6)	$2,620	$25	$2,595
Debt securities of United States government agencies	2,284	—	(4)	2,280	—	2,280
Debt securities issued by the United States Treasury	1,493	—	(1)	1,492	176	1,316
Money market funds	483	—	—	483	483	—
Foreign government debt securities	209	—	—	209	—	209
Asset-backed securities	152	—	(1)	151	—	151
Mortgage-backed securities issued by United States government-sponsored enterprises	88	1	—	89	—	89
Total	$7,335	$1	$(12)	$7,324	$684	$6,640

For the third quarter and first nine months of fiscal years 2020 and 2019, there were no other-than-temporary impairment losses and net realized gains were not significant.
The amortized cost and estimated fair value of cash equivalents and marketable securities as of October 27, 2019 and January 27, 2019 are shown below by contractual maturity.

	October 27, 2019		January 27, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Less than 1 year	$9,657	$9,657	$5,042	$5,034
Due in 1 - 5 years	—	—	2,271	2,268
Mortgage-backed securities issued by United States government-sponsored enterprises not due at a single maturity date	—	—	22	22
Total	$9,657	$9,657	$7,335	$7,324

Note 8 – Fair Value of Financial Assets and Liabilities
The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. We review fair value hierarchy classification on a quarterly basis.

		Fair Value at
	Pricing Category	October 27, 2019	January 27, 2019
		(In millions)
Assets
Cash equivalents and marketable securities:
Debt securities issued by the United States Treasury	Level 2	$5,883	$1,492
Corporate debt securities	Level 2	$1,293	$2,620
Debt securities of United States government agencies	Level 2	$1,204	$2,280
Money market funds	Level 1	$1,070	$483
Foreign government debt securities	Level 2	$178	$209
Certificates of deposit	Level 2	$25	$—
Asset-backed securities	Level 2	$4	$151
Mortgage-backed securities issued by United States government-sponsored enterprises	Level 2	$—	$89

Liabilities
Other noncurrent liabilities:
2.20% Notes Due 2021 (1)	Level 2	$1,003	$978
3.20% Notes Due 2026 (1)	Level 2	$1,051	$961

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - Amortizable Intangible Assets
The components of our amortizable intangible assets are as follows:

	October 27, 2019			January 27, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)			(In millions)
Acquisition-related intangible assets	$195	$(191)	$4	$195	$(188)	$7
Patents and licensed technology	508	(469)	39	491	(453)	38
Total intangible assets	$703	$(660)	$43	$686	$(641)	$45

The increase in gross carrying amount of intangible assets is due to purchases of licensed technology during the first nine months of fiscal year 2020. Amortization expense associated with intangible assets was $6 million and $19 million for the third quarter and first nine months of fiscal year 2020, respectively, and $7 million and $24 million for the third quarter and first nine months of fiscal year 2019, respectively. Future amortization expense related to the net carrying amount of intangible assets as of October 27, 2019 is estimated to be $6 million for the remainder of fiscal year 2020, $16 million in fiscal year 2021, $9 million in fiscal year 2022, $7 million in fiscal year 2023, and $5 million in fiscal year 2024.
Note 10 - Balance Sheet Components
Certain balance sheet components are as follows:

	October 27,	January 27,
	2019	2019
Inventories:	(In millions)
Raw materials	$255	$613
Work in-process	265	238
Finished goods	527	724
Total inventories	$1,047	$1,575

	October 27,	January 27,
	2019	2019
Accrued and Other Current Liabilities:	(In millions)
Customer program accruals	$353	$302
Accrued payroll and related expenses	155	186
Deferred revenue (1)	119	92
Operating lease liabilities	89	—
Taxes payable	52	91
Licenses payable	18	12
Professional service fee	18	14
Other	80	121
Total accrued and other current liabilities	$884	$818

(1)	Deferred revenue primarily includes customer advances and deferrals related to license and development arrangements and post contract customer support, or PCS.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	October 27,	January 27,
	2019	2019
Other Long-Term Liabilities:	(In millions)
Income tax payable (1)	$511	$513
Deferred revenue (2)	57	46
Deferred income tax liability	25	19
Licenses payable	22	1
Employee benefits liability	22	20
Deferred rent	—	21
Other	25	13
Total other long-term liabilities	$662	$633

(1)
As of October 27, 2019, represents the long-term portion of the one-time transition tax payable of $317 million, as well as unrecognized tax benefits of $168 million and related interest and penalties of $26 million.

(2)	Deferred revenue primarily includes deferrals related to PCS.
Deferred Revenue
The following table shows the changes in deferred revenue during the first nine months of fiscal years 2020 and 2019.

	October 27,	October 28,
	2019	2018
	(In millions)
Balance, January 27, 2019	$138	$63
Deferred revenue added during the period	237	271
Revenue recognized during the period	(199)	(214)
Balance, October 27, 2019	$176	$120

Note 11 - Derivative Financial Instruments
We enter into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. These contracts are designated as cash flow hedges for hedge accounting treatment. Gains or losses on the contracts are recorded in accumulated other comprehensive income or loss and reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur. The fair value of the contracts was not significant as of October 27, 2019 and January 27, 2019.
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
The table below presents the notional value of our foreign currency forward contracts outstanding as of October 27, 2019 and January 27, 2019:

	October 27, 2019	January 27, 2019
	(In millions)
Designated as cash flow hedges	$421	$408
Not designated for hedge accounting	$258	$241

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of October 27, 2019, all designated foreign currency forward contracts mature within eighteen months. The expected realized gains and losses deferred into accumulated other comprehensive income (loss) related to foreign currency forward contracts within the next twelve months was not significant.
During the third quarter and first nine months of fiscal years 2020 and 2019, the impact of derivative financial instruments designated for hedge accounting treatment on other comprehensive income or loss was not significant and all such instruments were determined to be highly effective. Therefore, there were no gains or losses associated with ineffectiveness.
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
The carrying value of the Notes and the associated interest rates were as follows:

	Expected Remaining Term (years)	Effective Interest Rate	October 27, 2019	January 27, 2019
			(In millions)
2.20% Notes Due 2021	1.9	2.38%	$1,000	$1,000
3.20% Notes Due 2026	6.9	3.31%	1,000	1,000
Unamortized debt discount and issuance costs			(10)	(12)
Net carrying amount			$1,990	$1,988

Revolving Credit Facility
We have a Credit Agreement under which we may borrow up to $575 million for general corporate purposes and can obtain revolving loan commitments up to $425 million. As of October 27, 2019, we had not borrowed any amounts under this agreement.
Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of October 27, 2019, we had not issued any commercial paper.
Note 13 - Commitments and Contingencies
Purchase Obligations
As of October 27, 2019, we had outstanding inventory purchase obligations totaling $980 million and other purchase obligations totaling $138 million.
Performance Obligations
Revenue related to remaining performance obligations represents the amount of contracted license and development arrangements and PCS that has not been recognized. As of October 27, 2019, the amount of our remaining performance

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

obligations that has not been recognized as revenue was $395 million, of which we expect to recognize approximately 47% as revenue over the next twelve months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less.
Accrual for Product Warranty Liabilities
The estimated amount of product returns and warranty liabilities was $17 million and $18 million as of October 27, 2019 and January 27, 2019, respectively, and the activity related to the warranty liabilities were not significant.
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
On January 18, 2019, a shareholder, purporting to act on behalf of NVIDIA, filed a derivative lawsuit in the Northern District of California, captioned Han v. Huang, et al. (Case No. 19-cv-00341), seeking to assert claims on behalf of NVIDIA against the members of NVIDIA’s board of directors and certain officers. The lawsuit asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act based on the dissemination of allegedly false and misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand. The plaintiff is seeking unspecified damages and other relief, including reforms and improvements to NVIDIA’s corporate governance and internal procedures. On February 12, 2019, a substantially similar derivative lawsuit was filed in the Northern District of California captioned Yang v. Huang, et. al. (Case No. 19-cv-00766), naming the same named defendants, and seeking the same relief. On February 19, 2019, a third substantially similar derivative lawsuit was filed in the Northern District of California captioned The Booth Family Trust v. Huang, et. al. (Case No. 3:19-cv-00876), naming the same named defendants, and seeking substantially the same relief. On March 12, 2019, the three derivative actions were consolidated under case number 4:19-cv-00341-HSG, and titled In re NVIDIA Corporation Consolidated Derivative Litigation. The parties stipulated to stay the In Re NVIDIA Corporation Consolidated Derivative Litigation pending resolution of any motion to dismiss that NVIDIA may file in the In Re NVIDIA Corporation Securities Litigation.
On September 24, 2019, two shareholders, purporting to act on behalf of NVIDIA, filed two identical lawsuits in the District of Delaware. One is captioned Lipchitz v. Huang, et al. (Case No. 1:19-cv-01795-UNA) and the other is captioned Nelson v. Huang, et. al. (Case No. 1:19-cv-01798-UNA). The lawsuits assert claims for breach of fiduciary duty, unjust enrichment, insider trading, misappropriation of information, corporate waste and violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act based on the dissemination of allegedly false, and misleading statements related to channel inventory and

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the impact of cryptocurrency mining on GPU demand. The plaintiffs seek unspecified damages and other relief, including disgorgement of profits from the sale of NVIDIA stock and unspecified corporate governance measures.
It is possible that additional suits will be filed, or allegations received from shareholders, with respect to these same or other matters, naming NVIDIA and/or its officers and directors as defendants.
Litigation Related to Acquisition of Mellanox
On May 3, 2019, an alleged stockholder of Mellanox filed a putative class action lawsuit alleging that the proxy statement filed by Mellanox in connection with the stockholder vote on NVIDIA’s pending acquisition of Mellanox violates Sections 14(a) and 20(a) of the Exchange Act and asserting claims under those statutes against Mellanox and its board of directors as well as NVIDIA. The complaint, which is captioned Stein v. Mellanox Technologies, Ltd., et al., Case No. 19-2428 (United States District Court, Northern District of California), seeks declaratory and injunctive relief and unspecified damages. A number of other alleged Mellanox stockholders have filed substantially similar lawsuits against Mellanox and its directors in the United States District Court for the Northern District of California and in the United States District Court for the Southern District of New York, but NVIDIA was not named as a defendant in any of these other lawsuits. As of October 14, 2019, all stockholder lawsuits relating to NVIDIA’s pending acquisition of Mellanox, including the Stein lawsuit, had been voluntarily dismissed by the respective plaintiffs.
Accounting for Loss Contingencies
We are engaged in legal actions not described above arising in the ordinary course of business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position. As of October 27, 2019, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, except as specifically described above, any possible loss or range of loss in these matters cannot be reasonably estimated at this time.
Note 14 - Shareholders’ Equity
Capital Return Program
Beginning August 2004, our Board of Directors authorized us to repurchase our stock.
During the third quarter and first nine months of fiscal year 2020, we paid $98 million and $292 million, respectively, in cash dividends to our shareholders.
Through October 27, 2019, we have repurchased an aggregate of 260 million shares under our share repurchase program for a total cost of $7.08 billion. All shares delivered from these repurchases have been placed into treasury stock. As of October 27, 2019, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $7.24 billion through December 2022.
Preferred Stock
As of October 27, 2019 and January 27, 2019, there were no shares of preferred stock outstanding.
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

	GPU	Tegra Processor	All Other	Consolidated
	(In millions)
Three Months Ended October 27, 2019
Revenue	$2,565	$449	$—	$3,014
Depreciation and amortization expense	$78	$10	$4	$92
Operating income (loss)	$1,135	$85	$(293)	$927

Three Months Ended October 28, 2018
Revenue	$2,774	$407	$—	$3,181
Depreciation and amortization expense	$51	$13	$4	$68
Operating income (loss)	$1,214	$72	$(228)	$1,058

Nine Months Ended October 27, 2019
Revenue	$6,691	$1,122	$—	$7,813
Depreciation and amortization expense	$230	$34	$11	$275
Operating income (loss)	$2,550	$163	$(857)	$1,856

Nine Months Ended October 28, 2018
Revenue	$8,195	$1,316	$—	$9,511
Depreciation and amortization expense	$134	$35	$15	$184
Operating income (loss)	$3,867	$266	$(623)	$3,510

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 27, 2019	October 28, 2018	October 27, 2019	October 28, 2018
	(In millions)
Reconciling items included in "All Other" category:
Stock-based compensation expense	$(223)	$(140)	$(624)	$(400)
Unallocated cost of revenue and operating expenses	(63)	(76)	(198)	(205)
Acquisition-related and other costs	(7)	3	(22)	(1)
Legal settlement costs	—	(15)	(13)	(17)
Total	$(293)	$(228)	$(857)	$(623)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on the invoicing address by geographic regions:

	Three Months Ended		Nine Months Ended
	October 27,	October 28,	October 27,	October 28,
	2019	2018	2019	2018
	(In millions)
Revenue:
Taiwan	$838	$929	$2,171	$2,739
Other Asia Pacific	805	742	1,983	2,001
China (including Hong Kong)	758	704	1,894	2,218
United States	236	407	589	1,254
Europe	216	230	753	699
Other countries	161	169	423	600
Total revenue	$3,014	$3,181	$7,813	$9,511

The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Three Months Ended		Nine Months Ended
	October 27,	October 28,	October 27,	October 28,
	2019	2018	2019	2018
	(In millions)
Revenue:
Gaming	$1,659	$1,764	$4,027	$5,292
Professional Visualization	324	305	881	837
Data Center	726	792	2,015	2,253
Automotive	162	172	537	478
OEM and Other	143	148	353	651
Total revenue	$3,014	$3,181	$7,813	$9,511

One customer represented approximately 10% of our total revenue for the third quarter and approximately 11% of our total revenue for the first nine months of fiscal year 2020, and was attributable primarily to the GPU business. No customer represented 10% or more of total revenue for the third quarter and first nine months of fiscal year 2019.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

One customer represented approximately 24% of our accounts receivable balance as of October 27, 2019, and one customer represented approximately 19% of our accounts receivable balance as of January 27, 2019.
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
NVIDIA, the NVIDIA logo, CUDA, CUDA-X AI, GeForce, GeForce GTX, GeForce NOW, GeForce RTX, NVIDIA DGX, NVIDIA DGX SuperPOD, NVIDIA DRIVE, NVIDIA DRIVE Constellation, NVIDIA Omniverse, NVIDIA RTX, NVIDIA SHIELD, Quadro, Quadro RTX, Tegra and Tesla are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and/or other countries. Other company and product names may be trademarks of the respective companies with which they are associated. Features, pricing, availability, and specifications are subject to change without notice.
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
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

Recent Developments, Future Objectives and Challenges
Third Quarter of Fiscal Year 2020 Summary

	Three Months Ended
	October 27, 2019	July 28, 2019	October 28, 2018	Quarter-over-Quarter Change	Year-over-Year Change
	($ in millions, except per share data)
Revenue	$3,014	$2,579	$3,181	17%	(5)%
Gross margin	63.6%	59.8%	60.4%	380 bps	320 bps
Operating expenses	$989	$970	$863	2%	15%
Income from operations	$927	$571	$1,058	62%	(12)%
Net income	$899	$552	$1,230	63%	(27)%
Net income per diluted share	$1.45	$0.90	$1.97	61%	(26)%
GPU business revenue was $2.56 billion, down 8% from a year earlier and up 22% sequentially.
Tegra Processor business revenue - which includes Automotive, SOC modules for gaming platforms, and embedded edge AI platforms - was $449 million, up 10% from a year ago and down 5% sequentially.
From a market platforms perspective, Gaming revenue was $1.66 billion, down 6% from a year ago and up 26% sequentially. The year-on-year decrease reflects lower sales of GeForce desktop GPUs from the prior year which included the launch of Turing-based GeForce GPUs, partially offset by growth in GeForce notebook GPUs and SOC modules for gaming platforms. The sequential increase reflects growth primarily from GeForce desktop and notebook GPUs.
Professional Visualization revenue was $324 million, up 6% from a year earlier and up 11% sequentially. The year-on-year and sequential growth reflect strength in mobile workstation products.
Data Center revenue was $726 million, down 8% from a year ago and up 11% sequentially. The year-on-year decline reflects lower enterprise revenue due to a different mix of products including lower DGX sales, partially offset by an increase in hyperscale demand. The sequential increase was driven by hyperscale demand.
Automotive revenue of $162 million was down 6% from a year earlier and down 22% sequentially. The year-on-year decrease reflects lower revenue from legacy infotainment modules and autonomous vehicle solutions, partially offset by growth in AI cockpit solutions. The sequential decrease reflects a large non-recurring development services agreement closed in the prior quarter.
OEM and Other revenue was $143 million, down 3% from a year ago and up 29% sequentially. The sequential increase was primarily due to growth in entry-level GPUs for notebooks PCs.
Gross margin for the third quarter of fiscal year 2020 was 63.6%, up 320 basis points from a year earlier and up 380 basis points sequentially. The year-on-year and sequential increases are primarily driven by improved margins on GeForce GPUs for gaming reflecting the sale of previously written-off components and lower component costs. The sequential increase also reflects higher average selling prices for GeForce GPUs.
Operating expenses for the third quarter of fiscal year 2020 were $989 million, up 15% from a year earlier and up 2% sequentially, reflecting primarily employee additions and increases in employee compensation and other related costs, including stock-based compensation expense and infrastructure costs.
Income from operations for the third quarter of fiscal year 2020 was $927 million, down 12% from a year earlier and up 62% sequentially. Net income and net income per diluted share for the third quarter of fiscal year 2020 were $899 million and $1.45, respectively, down 27% and 26%, respectively, from a year earlier, and up 63% and 61%, respectively, sequentially. The year-on-year decrease reflects lower revenue and higher operating expenses. The sequential increase reflects higher revenue and gross margin.
On March 10, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Mellanox Technologies, Ltd., or Mellanox, pursuant to which we will acquire all of the issued and outstanding common shares of Mellanox for $125 per share in cash, representing a total enterprise value of approximately $6.9 billion as of the date of the Merger Agreement. In June 2019, Mellanox shareholders approved the acquisition. The closing of the acquisition is subject to approval by regulatory agencies. If the Merger Agreement is terminated under certain circumstances involving the failure to obtain the required regulatory approvals, we could be obligated to pay Mellanox a termination fee of $350 million. We have received regulatory approval in the United States and Mexico and are engaged with regulators in Europe and China. Although discussions with the European Union and China regulatory bodies are progressing and closing the acquisition is possible by the end of this calendar year, we believe the closing will likely occur in the early part of calendar 2020.
We previously communicated our intent to return $3.00 billion to shareholders by the end of fiscal year 2020, including $700 million in share repurchases made during the fourth quarter of fiscal year 2019. In the first nine months of fiscal year 2020, we returned $292 million in quarterly cash dividends. We intend to return the remaining $2.01 billion through a combination of share repurchases and cash dividends. We do not expect to repurchase shares prior to the close of the acquisition of Mellanox.
Cash, cash equivalents and marketable securities were $9.77 billion as of October 27, 2019, compared with $7.42 billion as of January 27, 2019. The increase was primarily related to growth in operating cash flow.
GPU Business
During the third quarter of fiscal year 2020, in our Gaming platform, we announced SUPER versions of GeForce GTX GPUs, with GeForce GTX 1650 SUPER and GeForce GTX 1660 SUPER; introduced the RTX Broadcast Engine, which uses the AI capabilities of GeForce RTX GPUs to enable virtual greenscreens, filters, and AR effects in livestreaming; announced two new models of SHIELD TV streaming media player; and expanded the reach of GeForce NOW game streaming.
In our Professional Visualization platform, we announced that a number of creative and design applications are now accelerated by RTX ray tracing.
In our Data Center platform, we launched the NVIDIA EGX Intelligent Edge Computing Platform to bring accelerated AI to retail, manufacturing, telecommunications, logistics, and other industries; announced a collaboration to integrate Microsoft Azure with EGX; entered the 5G telecom market, enabling telcos to build high performing, efficient, virtualized 5G radio access networks using GPUs; announced collaboration to deliver software-defined 5G RAN; won the first inference benchmark, MLPerf Inference 0.5, measuring AI workload performance in data centers and at the edge; partnered with VMware to accelerate VMware Cloud on AWS using NVIDIA T4 GPUs; and announced that the United States Postal Service will use NVIDA AI technology.
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

Tegra Processor Business
During the third quarter of fiscal year 2020, we launched Xavier NX, an AI supercomputer for robotic and embedded computing devices at the edge.
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

	Three Months Ended		Nine Months Ended
	October 27, 2019	October 28, 2018	October 27, 2019	October 28, 2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	36.4	39.6	39.2	37.3
Gross profit	63.6	60.4	60.8	62.7
Operating expenses
Research and development	23.6	19.0	26.8	18.2
Sales, general and administrative	9.2	8.1	10.3	7.6
Total operating expenses	32.8	27.1	37.1	25.8
Income from operations	30.8	33.3	23.7	36.9
Interest income	1.5	1.2	1.8	1.0
Interest expense	(0.4)	(0.5)	(0.5)	(0.5)
Other, net	—	—	—	0.1
Total other income (expense)	1.1	0.7	1.3	0.6
Income before income tax	31.9	34.0	25.0	37.5
Income tax expense (benefit)	2.0	(4.7)	1.4	—
Net income	29.9%	38.7%	23.6%	37.5%
Revenue
Revenue by Reportable Segments

	Three Months Ended				Nine Months Ended
	October 27, 2019	October 28, 2018	$ Change	% Change	October 27, 2019	October 28, 2018	$ Change	% Change
	($ in millions)
GPU	$2,565	$2,774	$(209)	(8)%	$6,691	$8,195	$(1,504)	(18)%
Tegra Processor	449	407	42	10%	1,122	1,316	(194)	(15)%
Total	$3,014	$3,181	$(167)	(5)%	$7,813	$9,511	$(1,698)	(18)%

GPU Business. GPU business revenue decreased by 8% in the third quarter of fiscal year 2020 compared to the third quarter of fiscal year 2019, which reflects declines in GPUs sold for gaming and Data Center revenue. GeForce GPU product sales for gaming decreased 10%, reflecting a decline in shipments of desktop GPUs partially offset by revenue growth in notebook GPUs. Data Center revenue, which includes Tesla, GRID and DGX, decreased 8%, primarily reflecting a decline in enterprise revenue due to a different mix of products including lower DGX sales, offset by an increase in hyperscale revenue. Revenue from Quadro GPUs for professional visualization increased 6%, primarily reflecting strength across mobile workstation products.
GPU business revenue decreased by 18% in the first nine months of fiscal year 2020 compared to the first nine months of fiscal year 2019, which reflects declines in GPUs sold for gaming and Data Center revenue. GeForce GPU product sales for gaming decreased 22%, reflecting a decline in shipments of desktop GPUs partially offset by growth in notebook GPUs. Data Center revenue, which includes Tesla, GRID and DGX, decreased 11%, primarily reflecting a decline in hyperscale revenue partially offset by enterprise revenue growth driven by expanding AI workloads. Revenue from Quadro GPUs for professional visualization increased 5% due primarily reflecting strength across mobile workstation products. Our PC OEM revenue decreased by 46% primarily driven by the absence of cryptocurrency mining processor GPU sales.
Tegra Processor Business. Tegra Processor business revenue increased by 10% for the third quarter of fiscal year 2020 compared to the third quarter of fiscal year 2019. This was driven by an increase in revenue from SOC modules for gaming platforms, which was partially offset by a decline of 6% in Automotive revenue. The decrease in Automotive revenue reflected slowdown of infotainment modules and autonomous vehicle solutions partially offset by growth in AI cockpit solutions.
Tegra Processor business revenue decreased by 15% for the first nine months of fiscal year 2020 compared to the first nine months of fiscal year 2019. This was driven by a decline in revenue from SOC modules for gaming platforms, which was partially offset by an increase of 12% in Automotive revenue. Growth in Automotive revenue primarily reflects growth in AI cockpit solutions and autonomous vehicle solutions.
Concentration of Revenue
Revenue from sales to customers outside of the United States accounted for 92% of total revenue for the third quarter and first nine months of fiscal year 2020. Revenue from sales to customers outside of the United States accounted for 87% of total revenue for the third quarter and first nine months of fiscal year 2019. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.
One customer represented approximately 10% of our total revenue for the third quarter and approximately 11% of our total revenue for the first nine months of fiscal year 2020, and was attributable primarily to the GPU business. No customer represented 10% or more of total revenue for the third quarter and first nine months of fiscal year 2019.
Gross Margin
Our overall gross margin increased to 63.6% for the third quarter of fiscal year 2020 from 60.4% for the third quarter of fiscal year 2019 are primarily driven by improved margins on GeForce GPUs for gaming reflecting the sale of previously written-off components and lower component costs. Our overall gross margin decreased to 60.8% for the first nine months of fiscal year 2020 from 62.7% for the first nine months of fiscal year 2019 reflecting product transitions and product mix offset by the sale of previously written off components associated with GeForce GPUs for gaming.
Inventory provisions totaled $42 million and $70 million for the third quarter of fiscal years 2020 and 2019, respectively. Sales of inventory that was previously written-off or written-down totaled $78 million and $13 million for the third quarter of fiscal years 2020 and 2019, respectively. As a result, the overall net effect on our gross margin was a favorable impact of 1.2% and unfavorable impact of 1.8% for the third quarter of fiscal years 2020 and 2019, respectively.
Inventory provisions totaled $114 million and $124 million for the first nine months of fiscal years 2020 and 2019, respectively. Sales of inventory that was previously written-off or written-down totaled $109 million and $29 million for the first nine months of fiscal years 2020 and 2019, respectively. As a result, the overall net effect on our gross margin was an unfavorable impact of 0.1% and 1.0% for the first nine months of fiscal years 2020 and 2019, respectively.
A discussion of our gross margin results for each of our reportable segments is as follows:
GPU Business. The gross margin of our GPU business increased during the third quarter of fiscal year 2020 compared to the third quarter of fiscal year 2019, reflecting the sale of previously written off components. For the first nine months of fiscal year 2020 compared to the first nine months of fiscal year 2019, gross margin decreased primarily reflecting product transitions and product mix offset by the sale of previously written off components.

Tegra Processor Business. The gross margin of our Tegra Processor business decreased during the third quarter of fiscal year 2020 compared to the third quarter of fiscal year 2019, primarily driven by higher OEM product costs and product mix. For the first nine months of fiscal year 2020 compared to the first nine months of fiscal year 2019, gross margin decreased primarily due to product mix.
Operating Expenses

	Three Months Ended				Nine Months Ended
	October 27, 2019	October 28, 2018	$ Change	% Change	October 27, 2019	October 28, 2018	$ Change	% Change
	($ in millions)				($ in millions)
Research and development expenses	$712	$605	$107	18%	$2,091	$1,729	$362	21%
% of net revenue	24%	19%			27%	18%
Sales, general and administrative expenses	277	258	19	7%	806	725	81	11%
% of net revenue	9%	8%			10%	8%
Total operating expenses	$989	$863	$126	15%	$2,897	$2,454	$443	18%
Research and Development
Research and development expenses increased by 18% and 21% during the third quarter and first nine months of fiscal year 2020, compared to the third quarter and first nine months of fiscal year 2019, respectively, driven primarily by employee additions, increases in employee compensation and other related costs, including infrastructure costs and stock-based compensation expense.
Sales, General and Administrative
Sales, general and administrative expenses increased by 7% during the third quarter of fiscal year 2020, compared to the third quarter of fiscal year 2019, driven primarily by employee additions, increases in employee compensation and other related costs, including stock-based compensation expense and infrastructure costs.
Sales, general and administrative expenses increased by 11% during the first nine months of fiscal year 2020, compared to the first nine months of fiscal year 2019, driven primarily by costs related to employee additions, increases in employee compensation and other related costs, including stock-based compensation expense and infrastructure costs, and costs related to our plans to acquire Mellanox.
Total Other Income (Expense)
Interest Income and Interest Expense
Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $45 million and $37 million during the third quarter of fiscal years 2020 and 2019, respectively, and $137 million and $94 million during the first nine months of fiscal years 2020 and 2019, respectively. The increase in interest income was primarily due to higher average invested balances.
Interest expense is primarily comprised of coupon interest and debt discount amortization related to the 2.20% Notes Due 2021 and 3.20% Notes Due 2026 issued in September 2016. Interest expense was $13 million and $15 million during the third quarters of fiscal years 2020 and 2019, respectively, and $39 million and $44 million during the first nine months of fiscal years 2020 and 2019, respectively.
Income Taxes
We recognized an income tax expense of $60 million and $109 million for the third quarter and first nine months of fiscal year 2020, respectively, and an income tax benefit of $149 million and $3 million for the third quarter and first nine months of fiscal year 2019, respectively. The income tax expense as a percentage of income before income tax was 6.3% and 5.6% for the third quarter and first nine months of fiscal year 2020, respectively, and income tax benefit as a percentage of income before income tax was 13.8% and nominal for the third quarter and first nine months of fiscal year 2019, respectively.

The increase in our effective tax rate for the third quarter and first nine months of fiscal year 2020 as compared to the third quarter and first nine months of fiscal year 2019 was primarily due to a decrease of tax benefits from stock-based compensation and an absence of the tax benefit related to the reduction in our provisional U.S. tax reform transition tax amount.
Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information.
Liquidity and Capital Resources

	October 27, 2019	January 27, 2019
	(In millions)
Cash and cash equivalents	$9,765	$782
Marketable securities	4	6,640
Cash, cash equivalents and marketable securities	$9,769	$7,422

	Nine Months Ended
	October 27, 2019	October 28, 2018
	(In millions)
Net cash provided by operating activities	$3,296	$2,845
Net cash provided by (used in) investing activities	$6,296	$(4,137)
Net cash used in financing activities	$(609)	$(1,989)
As of October 27, 2019, we had $9.77 billion in cash, cash equivalents and marketable securities, an increase of $2.35 billion from the end of fiscal year 2019. Our investment policy requires the purchase of highly rated fixed income securities, the diversification of investment types and credit exposures, and certain limits on our portfolio duration.
Cash provided by operating activities increased in the first nine months of fiscal year 2020 compared to the first nine months of fiscal year 2019, due to changes in working capital driven by a reduction in days sales outstanding and a reduction in inventory. These increases were partially offset by lower net income.
Cash provided by investing activities increased in the first nine months of fiscal year 2020 compared to cash used in the first nine months of fiscal year 2019, due to lower purchases of marketable securities and higher maturities and sales of marketable securities in preparation for the acquisition of Mellanox.
Cash used in financing activities decreased in the first nine months of fiscal year 2020 compared to the first nine months of fiscal year 2019, due to lower share repurchases and lower tax payments related to employee stock plans.
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
As a result of the Tax Cuts and Jobs Act, substantially all of our cash, cash equivalents and marketable securities held outside of the United States as of October 27, 2019 are available for use in the United States without incurring additional U.S. federal income taxes.
Capital Return to Shareholders
We previously communicated our intent to return $3.00 billion to shareholders by the end of fiscal year 2020, including $700 million in share repurchases made during the fourth quarter of fiscal year 2019. In the first nine months of fiscal year 2020, we returned $292 million in quarterly cash dividends. We intend to return the remaining $2.01 billion through a combination of share repurchases and cash dividends. We do not expect to repurchase shares prior to the close of the acquisition of Mellanox. As of October 27, 2019, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $7.24 billion through December 2022.

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
Revolving Credit Facility
We have a Credit Agreement under which we may borrow up to $575 million for general corporate purposes and can obtain revolving loan commitments up to $425 million. As of October 27, 2019, we had not borrowed any amounts under this agreement.
Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of October 27, 2019, we had not issued any commercial paper.
Operating Capital and Capital Expenditure Requirements
In fiscal year 2019, we began construction on a 750 thousand square foot building on our Santa Clara campus, which is currently targeted for completion in fiscal year 2022. We believe that we have sufficient liquidity to meet our operating requirements for at least the next twelve months.
Off-Balance Sheet Arrangements
As of October 27, 2019, we had no material off-balance sheet arrangements as defined by applicable SEC regulations.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment and Interest Rate Risk
Financial market risks related to investment and interest rate risk are described in our Annual Report on Form 10-K for the fiscal year ended January 27, 2019. As of October 27, 2019, there have been no material changes to the financial market risks described as of January 27, 2019.
Foreign Exchange Rate Risk
The impact of foreign currency transactions related to foreign exchange rate risk is described in our Annual Report on Form 10-K for the fiscal year ended January 27, 2019. As of October 27, 2019, there have been no material changes to the foreign exchange rate risks described as of January 27, 2019.
Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of October 27, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Refer to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 27, 2019. Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 27, 2019 and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended April 28, 2019.
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
Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, outages at cloud service providers, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, cyber-attacks, terrorist attacks, medical epidemics or pandemics and other natural or man-made disasters, catastrophic events or climate change. The occurrence of any of these disruptions could harm our business and result in significant losses, a decline in revenue and an increase in our costs and expenses. Any of these business disruptions could require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations, finished goods inventory, and some of our suppliers are located in Asia, near major earthquake faults known for seismic activity. In addition, a large portion of our current datacenter capacity is located in California, making our operations vulnerable to natural disasters or other business disruptions occurring in these geographical areas. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including Taiwan, China, Hong Kong, and Korea. Additionally, a significant portion of our finished goods product distribution occurs through Hong Kong. Geopolitical change or changes in government regulations and policies in the United States or abroad may result in changing regulatory requirements, trade policies, import duties and economic disruptions that could impact our operating strategies, product demand, access to global markets, hiring, and profitability. In particular, revisions to laws or regulations or their interpretation and enforcement could result in increased taxation, trade sanctions, the imposition of import duties or tariffs, restrictions and controls on imports or exports, or other retaliatory actions, which could have an adverse effect on our business plans. For example, regulations to implement the Export Control Reform Act of 2018 could have an adverse effect on our business plans. Catastrophic events can also have an impact on third-party vendors who provide us critical infrastructure services for IT and research and development systems and personnel. Our operations could be harmed if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, high heat events or water shortages, information technology system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our third-party foundries and other suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown. In the event a major earthquake or other disaster or catastrophic event affects us or the third-party systems on which we rely, our business could be harmed as a result of declines in revenue, increases in expenses, substantial expenditures and time spent to fully resume operations.
We receive a significant amount of our revenue from a limited number of customers within our partner network and our revenue could be adversely affected if we lose or are prevented from selling to any of these customers.
We receive a significant amount of our revenue from a limited number of customers within our partner network. With several of these partners, we are selling multiple target market platforms through their channels. As a result, approximately 10% and approximately 11% of our total revenue for the third quarter and first nine months of fiscal year 2020, respectively, were from one customer. Our operating results in the foreseeable future will continue to depend on sales within our partner network, as well as the ability of these partners to sell products that incorporate our GPUs and Tegra processors. In the future, these partners may decide to purchase fewer products than they did in the past, not to incorporate our products into their ecosystem, or to alter their purchasing patterns in some other way, particularly because:

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
We could also be restricted from selling our products or providing our technology and services due to U.S. trade restrictions. The loss of any of our large customers, a significant reduction in purchases by them, or our inability to sell to a customer due to U.S. trade restrictions would likely harm our financial condition and results of operations, and any difficulties in collecting accounts receivable could harm our operating results and financial condition.
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
Since the inception of our share repurchase program, we have repurchased an aggregate of 260 million shares under our share repurchase program for a total cost of $7.08 billion through October 27, 2019. All shares delivered from these repurchases have been placed into treasury stock.
As of October 27, 2019, we were authorized to repurchase additional shares of our common stock up to $7.24 billion through December 2022.
The repurchases can be made in the open market, in privately negotiated transactions, or in structured share repurchase programs, and can be made in one or more larger repurchases. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.
We previously communicated our intent to return $3.00 billion to shareholders by the end of fiscal year 2020, including $700 million in share repurchases made during the fourth quarter of fiscal year 2019. In the first nine months of fiscal year

2020, we returned $292 million in quarterly cash dividends. We had no share repurchases during the first nine months of fiscal year 2020. We intend to return the remaining $2.01 billion through a combination of share repurchases and cash dividends. We do not expect to repurchase shares prior to the close of the acquisition of Mellanox.
Restricted Stock Unit Share Withholding
We also withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our employee equity incentive program. During the third quarter of fiscal year 2020, we withheld approximately 1 million shares at a total cost of $202 million through net share settlements. During the first nine months of fiscal year 2020, we withheld approximately 3 million shares at a total cost of $463 million through net share settlements. Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plans.

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
Date: November 14, 2019

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)