Form 10-K
period 2020-01-26
NVIDIA CORP
filed 2020-02-20
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 26, 2019 was approximately $102.15 billion (based on the closing sales price of the registrant's common stock as reported by the Nasdaq Global Select Market on July 26, 2019). This calculation excludes 26 million shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant's outstanding common stock that have represented to the registrant that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.
The number of shares of common stock outstanding as of February 14, 2020 was 612 million.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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
© 2020 NVIDIA Corporation. All rights reserved. NVIDIA, the NVIDIA logo, GeForce, Quadro, Tegra, Tesla, CUDA, CUDA-X AI, GeForce Experience, GeForce NOW, GeForce RTX, G-SYNC, Jetson, NVIDIA Clara, NVIDIA DesignWorks, NVIDIA DGX, NVIDIA DGX SUPERPOD, NVIDIA DRIVE, NVIDIA DRIVE Constellation, NVIDIA GameWorks, NVIDIA GRID, NVIDIA Omniverse, NVIDIA RTX, NVIDIA VRWorks, NVLink, NVSwitch, Quadro RTX, SHIELD and TensorRT are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and/or other countries. Other company and product names may be trademarks of the respective companies with which they are associated. Features, pricing, availability, and specifications are subject to change without notice.

PART I
ITEM 1. BUSINESS
Our Company
NVIDIA pioneered accelerated computing to help solve the most challenging computational problems. Starting with a focus on PC graphics, we extended our focus in recent years to the revolutionary field of artificial intelligence, or AI. Fueled by the sustained demand for exceptional 3D graphics and the scale of the gaming market, NVIDIA leveraged its GPU architecture to create platforms for virtual reality, or VR, high performance computing, or HPC, and AI.
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
NVIDIA has a platform strategy, bringing together hardware, system software, programmable algorithms, libraries, systems, and services to create unique value for the markets we serve. While the requirements of these end markets are diverse, we address them with a unified underlying architecture leveraging our GPUs and software stacks. The programmable nature of our architecture allows us to support several multi-billion-dollar end markets with the same underlying technology by using a variety of software stacks developed either internally or by third party developers and partners. The large and growing number of developers across our platforms strengthens our ecosystem and increases the value of our platform to our customers.
Innovation is at our core. We invested over $20 billion in research and development since our inception, yielding inventions that are essential to modern computing. Our invention of the GPU in 1999 defined modern computer graphics and established NVIDIA as the leader in visual computing. With our introduction of the CUDA programming model in 2006, we opened the parallel processing capabilities of the GPU for general purpose computing. This approach significantly accelerates the performance of the most demanding applications in HPC in fields such as aerospace, bio-science research, mechanical and fluid simulations, and energy exploration. Today, our GPUs power many of the fastest supercomputers across the world. In addition, the massively parallel compute architecture of our GPUs and associated software are well suited for deep learning and machine learning, powering the era of AI. While traditional CPU-based approaches no longer deliver advances on the pace described by Moore’s Law, we deliver GPU performance improvements on a pace ahead of Moore’s Law, giving the industry a path forward.
Gamers choose NVIDIA GPUs to enjoy immersive, increasingly cinematic virtual worlds. GPUs also help underpin the world’s fastest growing spectator sport, eSports, which attracts hundreds of millions of viewers to watch top-quality gaming. A rapidly growing genre of Battle Royale games, such as Fortnite, is also expanding the gaming market.
Researchers use our GPUs to accelerate a wide range of important applications, from simulating molecular dynamics to weather forecasting. With support for more than over 600 applications - including the top 15 HPC applications - NVIDIA GPUs enable some of the most promising areas of discovery, from weather prediction to materials science and from wind tunnel simulation to genomics. NVIDIA GPUs power the top two supercomputers in the world, located at Oak Ridge and Lawrence Livermore National Laboratories in the United States, as well as the top supercomputers in Europe and Japan. In all, NVIDIA powers 136 of the TOP500 supercomputers.
The world’s leading cloud service providers use our GPUs to enable, accelerate or enrich the services they deliver to billions of end-users, including search, social networking, online shopping, live video, translation, AI assistants, navigation, and cloud computing.
A rapidly growing number of enterprises and startups use our GPUs for deep learning that meets, and in several cases surpasses, human perception, in fields ranging from radiology to precision agriculture. For example, the transportation industry is turning to our GPUs and AI to enable autonomous vehicles, or AVs, with several hundred companies and organizations working with NVIDIA’s DRIVE platform.
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

GPU	∙	GeForce for PC gaming and mainstream PCs
	∙	GeForce NOW for cloud-based gaming
	∙	Quadro for design professionals working in computer-aided design, video editing, special effects, and other creative applications
	∙	Tesla for AI utilizing deep learning and accelerated computing, leveraging the parallel computing capabilities of GPUs for general purpose computing
	∙	GRID to provide the power of NVIDIA graphics through the cloud and data centers
	∙	DGX for AI scientists, researchers and developers
	∙	EGX for accelerated AI computing at the edge

Tegra Processor	∙	Tegra processors are primarily designed to enable branded platforms - AGX and SHIELD
	∙	SHIELD devices and services designed to harness the power of mobile-cloud to revolutionize home entertainment, AI and gaming
	∙	AGX is a power-efficient AI computing platform for intelligent edge devices, including:
- DRIVE AGX for self-driving vehicles
- Clara AGX for medical instruments
- Jetson AGX for robotics and other embedded use
Our Markets
We specialize in markets in which GPU-based visual computing and accelerated computing platforms can provide tremendous throughput for applications. These platforms incorporate processors, systems software, programmable algorithms, systems, and services to deliver value that is unique in the marketplace. From our proprietary processors, we created platforms that address four large markets where our expertise is critical: Gaming, Professional Visualization, Data Center, and Automotive.
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
We developed NVIDIA RTX ray tracing technology to enable real-time, cinematic-quality rendering in the RTX line-up of our gaming platforms. Ray tracing, which has long been used for special effects in the movie industry, is a computationally intensive technique that simulates the physical behavior of light to achieve greater realism in computer-generated scenes.
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
During fiscal year 2019, we introduced the NVIDIA RTX platform, making it possible to render film-quality, photorealistic objects and environments with physically accurate shadows, reflections and refractions using ray tracing in real-time. Through fiscal year 2020, many leading 3D design and content creation applications developed by our ecosystem partners enabled support for RTX, allowing professionals to accelerate and transform their workflows with NVIDIA RTX GPUs.
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
Data Center
The NVIDIA accelerated computing platform addresses AI and HPC applications. The platform consists of our energy efficient GPUs, our CUDA programming language, specific libraries such as cuDNN and TensorRT, and innovations such as NVLink and NVSwitch interconnects, which enable application scalability across multiple GPUs.
In the field of AI, NVIDIA’s platform accelerates both deep learning and machine learning workloads. Deep learning is a computer science approach where neural networks are trained to recognize patterns from massive amounts of data in the form of images, sounds and text - in some instances better than humans. Machine learning is a related approach that leverages algorithms as well as data to learn how to make determinations or predictions, often used in data science. HPC, also referred to as scientific computing, uses numerical computational approaches to solve large and complex problems. For both AI and HPC applications, the NVIDIA accelerated computing platform greatly increases the performance and power efficiency of high-performance computers and data centers, as GPUs excel at parallel workloads.
We are engaged with thousands of organizations working on AI in a multitude of industries, from automating tasks such as reading medical images, to enabling fraud detection in financial services, to optimizing oil exploration and drilling. These organizations include the world’s leading cloud services companies such as Amazon, Baidu, and Facebook, which are infusing AI in applications that enable highly accurate voice recognition and real-time translation; enterprises that are increasingly turning to AI to improve products and services; and startups seeking to implement AI in transformative ways across multiple industries. We partnered with industry leaders such as IBM, Microsoft, Oracle, SAP, and VMware to bring AI to enterprise users. We also have partnerships in healthcare and manufacturing, among others, to accelerate the adoption of AI.
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
GPUs also increase the speed of applications used in such fields as aerospace, bio-science research, mechanical and fluid simulations, and energy exploration. GPUs have significantly impacted scientific discovery, including improving heart surgery, mapping human genome folds, seismic modeling, and weather simulations.
Accelerated computing is recognized as the path forward for computing amid the slowing of Moore’s Law. The proportion of supercomputers utilizing accelerators has grown sharply over the past five years, now accounting for a significant proportion of both the total systems on the TOP500 list, which ranks the 500 most powerful commercially available computer systems, and the list’s total floating-point operations per second. Tesla GPU accelerators power many of the world’s fastest supercomputers, including the U.S. Department of Energy’s Summit and Sierra supercomputers at Oak Ridge and Lawrence Livermore National Laboratories, Europe’s fastest supercomputer - Piz Daint - in Switzerland, Japan’s fastest supercomputer, ABCI; and the world’s fastest industrial supercomputer by Italian energy company Eni.
We also serve the data center market with GRID for virtualized graphics and Virtual Compute Server for virtualized AI and data science. GRID makes it possible to run graphics-intensive applications remotely on a server in the data center. Applications include accelerating virtual desktop infrastructures and delivering graphics-intensive applications from the cloud for industries such as manufacturing, healthcare, and educational institutions, among others. Virtual Compute Server (vComputeServer) enables data centers to accelerate server virtualization with GPUs so that the most compute-intensive workloads, such as artificial intelligence, deep learning, and data science, can be run in a virtual machine.
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
NVIDIA is working with several hundred partners in the automotive ecosystem including automakers, truck makers, tier-one suppliers, sensor manufacturers, automotive research institutions, HD mapping companies, and startups to develop and deploy AI systems for self-driving vehicles. Our unified AI computing architecture starts with training deep neural networks using our GPUs, and then running them within the vehicle on the NVIDIA DRIVE computing platform. The platform consists of high-performance, energy efficient hardware - DRIVE AGX, and open, modular software - including DRIVE AV for autonomous driving and DRIVE IX for in-vehicle AI assistance. In addition, we offer a scalable simulation solution, NVIDIA DRIVE Constellation, for testing and validating a self-driving platform before commercial deployment. This end-to-end, software-defined approach allows cars to receive over-the-air updates to add new features and capabilities throughout the life of a vehicle.
NVIDIA DRIVE can perceive and understand in real-time what's happening around the vehicle, precisely locate itself on an HD map, and plan a safe path forward. This advanced self-driving car platform combines deep learning, sensor fusion, and surround vision to change the driving experience. Our DRIVE platform scales from a palm-sized, energy-efficient module for automated highway-driving capabilities to a configuration with multiple systems aimed at enabling driverless cars. Our Xavier SoC, which started shipping in 2018, enables vehicles to use deep neural networks to process data from multiple cameras and sensors. It powers the DRIVE AutoPilot, NVIDIA’s Level 2+ automated driving solution, combining the DRIVE AV self-driving solution with the DRIVE IX cockpit software, including a visualization system for allowing the driver to see what the car sees and plans to do. In fiscal year 2020, we announced our next-generation SoC, Orin, targeting mass production in 2022.
Business Strategies
NVIDIA’s key strategies that shape our overall business approach include:
Advancing the GPU computing platform. The massive parallel processing capabilities of NVIDIA GPUs can solve complex problems in significantly less time and with lower power consumption than alternative computational approaches. Indeed, GPUs can help solve problems that were previously deemed unsolvable. We work to deliver continued GPU performance leaps that outpace Moore’s Law by leveraging innovation across the architecture, chip design, system, and software layers. Our strategy is to target markets where GPUs deliver order-of-magnitude performance advantages relative to legacy approaches. Our market platforms so far include Gaming, Professional Visualization, Data Center, and Automotive. While

the requirements of these end markets are diverse, we address them with a unified underlying architecture leveraging our GPUs and CUDA as the fundamental building blocks. The programmable nature of our architecture allows us to make leveraged investments in R&D: we can support several multi-billion dollar end markets with the same underlying technology by using a variety of software stacks developed either internally or by third party developers and partners. We utilize this platform approach in each of our target markets.
Extending our technology and platform leadership in AI. We provide a complete, end-to-end GPU computing platform for deep learning and machine learning, addressing both training and inferencing. This includes GPUs, our CUDA programming language, algorithms, libraries, and system software. GPUs are uniquely suited to AI, and we will continue to add AI-specific features to our GPU architecture to further extend our leadership position. Our AI technology leadership is reinforced by our large and expanding ecosystem in a virtuous cycle. Our GPU platforms are available from virtually every major server maker and cloud service provider, as well as on our own AI supercomputer. There are over 1.6 million developers worldwide using CUDA and our other software tools to help deploy our technology in our target markets. We evangelize AI through partnerships with hundreds of universities and more than 3,600 startups through our Inception program. Additionally, our Deep Learning Institute provides instruction on the latest techniques on how to design, train, and deploy neural networks in applications using our accelerated computing platform.
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
Advancing the leading autonomous vehicle platform. We believe the advent of AV will soon revolutionize the transportation industry. In our view, AI is the key technology enabler of this opportunity, as the algorithms required for autonomous driving - such as perception, localization, and planning - are too complex for legacy hand-coded approaches, and will run on multiple trained neural networks instead. Therefore, we provided a full functionally safe AI-based hardware and software solution for the AV market under the DRIVE brand, which we are bringing to market through our partnerships with automotive original equipment manufacturers, or OEMs, tier-1 suppliers, and start-ups. Our AV solution also includes the GPU-based hardware required to train the neural networks before their in-vehicle deployment, as well as to re-simulate their operation prior to any over-the-air software updates. We believe our comprehensive, top-to-bottom and end-to-end approach will enable the transportation industry to solve the complex problems arising from the shift to autonomous driving.
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

Our developer program makes our products available to developers prior to launch in order to encourage the development of AI frameworks, Software Development Kits, and Application Programming Interfaces, or APIs, for software applications and game titles that are optimized for our platforms. Our Deep Learning Institute provides in-person and online training for developers in industries and organizations around the world to build AI and accelerated computing applications that leverage our GPU and CUDA platforms. We now have over 1.6 million registered developers across our platforms, including accelerated computing, gaming, deep learning, autonomous machines, and others.
As NVIDIA’s business has evolved from a focus primarily on gaming products to broader markets, and from chips to platforms and complete systems, so, too, have our avenues to market. Thus, in addition to sales to customers in our partner network, certain of our platforms are also sold through e-tail channels, or direct to cloud service providers and enterprise customers.
Sales to Dell Technologies Inc., or Dell, accounted for 11% of our total revenue for fiscal year 2020.
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
Seasonality
Our GPU and Tegra processor platforms serve many markets from consumer PC gaming to enterprise workstations to government and cloud service provider data centers, although a majority of our revenue stems from the consumer industry. Our consumer products typically see stronger revenue in the second half of our fiscal year. In addition, based on the production schedules of key customers, some of our products for notebooks or game consoles typically generate stronger revenue in the second and third quarters, and weaker revenue in the fourth and first quarters. However, there can be no assurance that this trend will continue.
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

Working Capital
We focus considerable attention on managing our inventories and other working-capital-related items. We manage inventories by communicating with our customers and partners and then using our industry experience to forecast demand on a platform-by-platform basis. We then place manufacturing orders for our products that are based on forecasted demand. We generally maintain substantial inventories of our products. A substantial amount of our inventories is maintained as semi-finished products that can be leveraged across a wide range of our processors to balance our customer demands.
Our existing cash, cash equivalents and marketable securities balances increased by 47% to $10.90 billion at the end of fiscal year 2020 compared with the end of fiscal year 2019.
Competition
The market for our products is intensely competitive and is characterized by rapid technological change and evolving industry standards. We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and partners and distribution channels, software support, conformity to industry standard APIs, manufacturing capabilities, processor pricing, and total system costs. We believe that our ability to remain competitive will depend on how well we are able to anticipate the features and functions that customers and partners will demand and whether we are able to deliver consistent volumes of our products at acceptable levels of quality and at competitive prices. We expect competition to increase from both existing competitors and new market entrants with products that may be lower priced than ours, or may provide better performance or additional features not provided by our products. In addition, it is possible that new competitors or alliances among competitors could emerge and acquire significant market share.
A significant source of competition comes from companies that provide or intend to provide GPUs, embedded SOCs, and other accelerated and AI computing processor products. Some of our competitors may have greater marketing, financial, distribution and manufacturing resources than we do and may be more able to adapt to customer or technological changes.
Our current competitors include:

•
suppliers and licensors designing discrete and integrated GPUs and other accelerated computing solutions, including chipsets that incorporate 3D graphics, or HPC, such as Advanced Micro Devices, or AMD, Intel Corporation, or Intel, and Xilinx, Inc.;

•
large internet services companies with internal teams designing chips that incorporates HPC or accelerated computing functionality as part of their internal solutions or platforms, such as Alphabet Inc.; and

•
suppliers of SoC products that are embedded into automobiles, autonomous machines, and gaming devices, such as Ambarella, Inc., AMD, Broadcom Inc., Intel, Qualcomm Incorporated, Renesas Electronics Corporation, Samsung, and Xilinx, Inc. or companies with internal teams designing SoC products for internal use, such as Tesla Motors.

Patents and Proprietary Rights
We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements, and licensing arrangements to protect our intellectual property in the United States and internationally. Our currently issued patents have expiration dates from March 2020 to October 2039. We have numerous patents issued, allowed, and pending in the United States and in foreign jurisdictions. Our patents and pending patent applications primarily relate to our products and the technology used in connection with our products. We also rely on international treaties, organizations, and foreign laws to protect our intellectual property. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as the laws of the United States. This decreased protection makes the possibility of piracy of our technology and products more likely. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as:

•	the location in which our products are manufactured;

•	our strategic technology or product directions in different countries;

•	the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions; and

•	the commercial significance of our operations and our competitors' operations in particular countries and regions.
We have also licensed technology from third parties and expect to continue to enter into such license agreements.
Employees
As of January 26, 2020, we had 13,775 employees, 9,823 of whom were engaged in research and development and 3,952 of whom were engaged in sales, marketing, operations, and administrative positions.

Environmental Regulatory Compliance
To date, we have not incurred significant expenses related to environmental regulatory compliance matters.
Information About Our Executive Officers
The following sets forth certain information regarding our executive officers, their ages and positions as of February 14, 2020:

Name	Age	Position
Jen-Hsun Huang	56	President and Chief Executive Officer
Colette M. Kress	52	Executive Vice President and Chief Financial Officer
Ajay K. Puri	65	Executive Vice President, Worldwide Field Operations
Debora Shoquist	65	Executive Vice President, Operations
Timothy S. Teter	53	Executive Vice President and General Counsel
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
We created GPU-based visual and accelerated computing platforms that address four large markets: Gaming, Professional Visualization, Data Center, and Automotive. These markets often experience rapid technological change, changes in customer requirements, new product introductions and enhancements, and evolving industry standards. Our success depends on our ability to identify emerging industry changes and to develop new (or enhance our existing) products, services and technologies that meet the evolving needs of these markets. Such activities may require considerable technical, financial, compliance, sales and marketing investments. We devote significant resources to the development of technologies and business offerings in markets where we have a limited operating history, such as the automotive and data center markets, which presents additional risks to our business. We must also continue to develop the infrastructure needed to scale our business in these areas, including customer service and support. We also must meet customer safety and compliance standards, which are subject to change. Additionally, we continue to make considerable investments in research and development, which may not produce significant revenue for several years, if at all. If our investments are unsuccessful and we fail to develop new products, services and technologies, or if we focus on technologies that do not become widely adopted, our business, revenue, financial condition and results of operations could be adversely affected. We cannot assure you that our strategic direction will result in innovative products and technologies that provide value to our customers, partners and ultimately, our shareholders. If we fail to anticipate the changing needs of our target markets and emerging technology trends, or if we do not appropriately adapt that strategy as market conditions evolve, in a timely manner to exploit potential market opportunities, our business will be harmed.
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
Security breaches, computer malware, phishing, and cyber-attacks have become more prevalent and sophisticated in recent years. These threats are constantly evolving, making it increasingly difficult to successfully defend against them or implement adequate preventative measures. These attacks have occurred on our systems in the past and are expected to occur in the future. Experienced computer programmers, hackers and employees may penetrate our security controls and misappropriate or compromise our confidential information, or that of our employees or third parties. These attacks may create system disruptions or cause shutdowns. These hackers may also develop and deploy viruses, worms and other malicious software programs that attack or otherwise exploit security vulnerabilities in our products, including consumer and automotive products, where we utilize over-the-air updates to improve functionality over time. For portions of our IT infrastructure, including business management and communication software products, we rely on products and services provided by third parties. These providers may also experience breaches and attacks to their products which may impact our systems. Data security breaches may also result from non-technical means, such as actions by an employee with access to our systems. To defend against security threats, both to our internal systems and those of our customers, we must continuously engineer more secure products and enhance security and reliability features, which may result in increased expenses.
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

•	a limited number of suppliers, including foundries, assembly and test providers, and memory manufacturers;

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
Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, outages at cloud service providers, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, cyber-attacks, terrorist attacks, medical epidemics or pandemics and other natural or man-made disasters, catastrophic events or climate change. The occurrence of any of these disruptions could harm our business and result in significant losses, a decline in revenue and an increase in our costs and expenses. Any of these business disruptions could require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations, finished goods inventory, and some of our suppliers are located in Asia, near major earthquake faults known for seismic activity. In addition, a large portion of our current data center capacity is located in California, making our operations vulnerable to natural disasters or other business disruptions occurring in these geographical areas. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including Taiwan, China, Hong Kong, and Korea. Additionally, a significant portion of our finished goods product distribution occurs through Hong Kong. Geopolitical change or changes in government regulations and policies in the United States or abroad may result in changing regulatory requirements, trade policies, import duties and economic disruptions that could impact our operating strategies, product demand, access to global markets, hiring, and profitability. In particular, revisions to laws or regulations or their interpretation and enforcement could result in increased taxation, trade sanctions, the imposition of import duties or tariffs, restrictions and controls on imports or exports, or other retaliatory actions, which could have an adverse effect on our business plans. For example, regulations to implement the Export Control Reform Act of 2018 could have an adverse effect on our business plans. Catastrophic events can also have an impact on third-party vendors who provide us critical infrastructure services for IT and research and development systems and personnel. Our operations could be harmed if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, high heat events or water shortages, information technology system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our third-party foundries and other suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown. In the event a major earthquake or other disaster or catastrophic event affects us or the third-party systems on which we rely, our business could be harmed as a result of declines in revenue, increases in expenses, substantial expenditures and time spent to fully resume operations.
In January 2020, a novel strain of coronavirus was identified in China, resulting in shutdowns of manufacturing and commerce, as well as global travel restrictions to contain the virus. The impact has extended to other regions. We have operations and employees in China, and the region represents an important end market for our products. Our customers and suppliers within China and neighboring countries are also affected by the coronavirus related restrictions and closures. The coronavirus is expected to have a negative effect on our financial results, though the full extent and duration is uncertain and could have a material negative impact on our business.
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
We receive a significant amount of our revenue from a limited number of customers within our distribution and partner network. With several of these distributors and partners, we are selling multiple target market platforms through their channels. For fiscal year 2020, 11% of our total revenue was from one customer, Dell. Our operating results in the foreseeable future will continue to depend on sales within our partner network, as well as the ability of these partners to sell products that incorporate our GPUs and Tegra processors. In the future, these partners may decide to purchase fewer products than they did in the past, not to incorporate our products into their ecosystem, or to alter their purchasing patterns in some other way, particularly because:

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
We conduct our business worldwide and we have offices in various countries outside of the United States. Our semiconductor wafers are manufactured, assembled, tested and packaged by third parties located outside of the United States. We also generate a significant portion of our revenue from sales outside the United States. We allocate revenue to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. Revenue from sales outside of the United States accounted for 92% of total revenue for fiscal year 2020, and 87% for each of fiscal years 2019 and 2018. Revenue from billings to China, including Hong Kong, was 25% of our revenue for fiscal year 2020, even if our customers' revenue is attributable to end customers that are located in a different location. Additionally, as of January 26, 2020, approximately 46% of our employees were located outside of the United States. The global nature of our business subjects us to a number of risks and uncertainties, which could have a material adverse effect on our business, financial condition and results of operations, including:

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
Worldwide regulatory authorities are considering and have approved various legislative proposals concerning data protection, which continue to evolve and apply to our business. For example, the European Union adopted the General Data Protection Regulation, or GDPR, which requires companies to meet new requirements effective as of May 2018 regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue. In addition, the interpretation and application of consumer and data protection laws in the United States, Europe and elsewhere are often uncertain and fluid, and may be interpreted and applied in a manner that is inconsistent with our data practices. If so, we may be ordered to change our data practices and/or be fined. Complying with these changing laws has caused, and could continue to cause, us to incur substantial costs, which could have an adverse effect on our business and results of operations. Further, failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged noncompliant activity.
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

In addition, the laws and regulations our business is subject to are complex and change frequently. We may be required to incur significant expense to comply with changes in, or remedy violations of, these laws and regulations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our headquarters complex is located in Santa Clara, California. It includes twelve leased commercial buildings totaling 1,093,529 square feet, and real property that we own totaling 720,046 square feet. Our owned property consists of two commercial buildings and a building under construction. The construction is targeted for completion in fiscal year 2022. In addition, we also lease data center space in Santa Clara, California.
Outside of Santa Clara, California, we lease facilities in a number of regional facilities in other U.S. locations that are used as research and development centers and/or sales and administrative offices. Outside of the United States, we own a building in Hyderabad, India, that is being used primarily as a research and development center. We also lease facilities in various international locations that are used as research and development centers and/or sales and administrative offices. These leased facilities are located primarily in Asia and Europe. In addition, we also lease data center space in various locations around the world.
We believe that we currently have sufficient facilities to conduct our operations for the next twelve months. For additional information regarding obligations under leases, refer to Note 3 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, which information is hereby incorporated by reference.
ITEM 3. LEGAL PROCEEDINGS
Please see Note 13 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a discussion of our legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Select Market under the symbol NVDA. Public trading of our common stock began on January 22, 1999. Prior to that, there was no public market for our common stock. As of February 14, 2020, we had approximately 301 registered shareholders, not including those shares held in street or nominee name.
Issuer Purchases of Equity Securities
Beginning August 2004, our Board of Directors authorized us to repurchase our stock.
Since the inception of our share repurchase program, we have repurchased an aggregate of 260 million shares for a total cost of $7.08 billion through January 26, 2020. All shares delivered from these repurchases have been placed into treasury stock.
As of January 26, 2020, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $7.24 billion through December 2022.
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
In November 2018, we communicated our intent to return $3.00 billion to shareholders by the end of fiscal year 2020, including $700 million in share repurchases made during the fourth quarter of fiscal year 2019. In fiscal year 2020, we returned $390 million in quarterly cash dividends. We did not repurchase any shares during fiscal year 2020. We intend to return to repurchasing shares after closing the acquisition of Mellanox.
Restricted Stock Unit Share Withholding
We also withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our employee equity incentive program. During fiscal year 2020, we withheld approximately 3 million shares at a total cost of $551 million through net share settlements. Refer to Note 4 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion regarding our equity incentive plans.

Stock Performance Graphs
The following graph compares the cumulative total shareholder return for our common stock, the S&P 500 Index, and the Nasdaq 100 Index for the five years ended January 26, 2020. The graph assumes that $100 was invested on January 25, 2015 in our common stock and in each of the S&P 500 Index and the Nasdaq 100 Index. Our common stock is a component of each of the presented indices. Total return assumes reinvestment of dividends in each of the indices indicated. Total return is based on historical results and is not intended to indicate future performance.
*$100 invested on 1/25/15 in stock and in indices, including reinvestment of dividends.
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

	1/25/2015	1/31/2016	1/29/2017	1/28/2018	1/27/2019	1/26/2020
NVIDIA Corporation	$100.00	$141.43	$539.69	$1,174.93	$773.30	$1,209.46
S&P 500	$100.00	$97.26	$114.23	$141.55	$135.54	$161.68
Nasdaq 100	$100.00	$103.15	$123.34	$167.53	$166.49	$216.74

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Consolidated Statements of Income data for fiscal years 2020, 2019, and 2018 and the Consolidated Balance Sheets data as of January 26, 2020 and January 27, 2019 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Part IV, Item 15 in this Annual Report on Form 10-K. We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2020, 2019, 2018, and 2017 were 52-week years and fiscal year 2016 was a 53-week year.

	Year Ended
	January 26, 2020	January 27, 2019	January 28, 2018	January 29, 2017	January 31, 2016 (A)
Consolidated Statements of Income Data:	(In millions, except per share data)
Revenue	$10,918	$11,716	$9,714	$6,910	$5,010
Income from operations	$2,846	$3,804	$3,210	$1,934	$747
Net income	$2,796	$4,141	$3,047	$1,666	$614
Net income per share:
Basic	$4.59	$6.81	$5.09	$3.08	$1.13
Diluted	$4.52	$6.63	$4.82	$2.57	$1.08
Weighted average shares used in per share computation:
Basic	609	608	599	541	543
Diluted	618	625	632	649	569

	Year Ended
	January 26, 2020 (C)	January 27, 2019 (B,C)	January 28, 2018 (B,C)	January 29, 2017 (B,C)	January 31, 2016 (B)
Consolidated Balance Sheets Data:	(In millions, except per share data)
Cash, cash equivalents and marketable securities	$10,897	$7,422	$7,108	$6,798	$5,037
Total assets (D)	$17,315	$13,292	$11,241	$9,841	$7,370
Debt obligations	$1,991	$1,988	$2,000	$2,779	$1,413
Convertible debt conversion obligation	$—	$—	$—	$31	$87
Total shareholders’ equity	$12,204	$9,342	$7,471	$5,762	$4,469
Cash dividends declared and paid per common share (E)	$0.640	$0.610	$0.570	$0.485	$0.395

(A)	In fiscal year 2016, we began the wind down of our Icera modem operations. As a result, our income from operations for fiscal year 2016 included $131 million of restructuring and other charges.

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

(D)
In fiscal year 2020, we adopted the accounting standards update regarding the accounting for leases under which lease assets and liabilities are recognized on the balance sheet. Refer to Note 3 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.

(E)
In May 2015, we increased the quarterly cash dividend from $0.085 per share, or $0.34 per share on an annual basis, to $0.0975 per share, or $0.39 per share on an annual basis. In November 2015, we increased the quarterly cash dividend to $0.115 per share, or $0.46 per share on an annual basis. In November 2016, we increased the quarterly cash dividend to $0.14 per share, or $0.56 per share on an annual basis. In November 2017, we increased the quarterly cash dividend to $0.15 per share, or $0.60 per share on an annual basis. In November 2018, we increased the quarterly cash dividend to $0.16 per share, or $0.64 per share on an annual basis.

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
Overview
Our Company and Our Businesses
NVIDIA pioneered accelerated computing to help solve the most challenging computational problems. Starting with a focus on PC graphics, we extended our focus in recent years to the revolutionary field of AI. Fueled by the sustained demand for exceptional 3D graphics and the scale of the gaming market, NVIDIA leveraged its GPU architecture to create platforms for VR, HPC, and AI.
Our two reportable segments - GPU and Tegra Processor - are based on a single underlying graphics architecture. From our proprietary processors, we have created platforms that address four large markets where our expertise is critical: Gaming, Professional Visualization, Data Center, and Automotive.
Our GPU product brands are aimed at specialized markets including GeForce for gamers; Quadro for designers; Tesla and DGX for AI data scientists and big data researchers; and GRID for cloud-based visual computing users. Our Tegra brand incorporates GPUs and multi-core CPUs to drive supercomputing for autonomous robots, drones, and cars, as well as for game consoles and mobile gaming and entertainment devices.
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Recent Developments, Future Objectives and Challenges
Fiscal Year 2020 Summary

	Year Ended
	January 26, 2020	January 27, 2019	Change
	($ in millions, except per share data)
Revenue	$10,918	$11,716	Down 7%
Gross margin	62.0%	61.2%	Up 80 bps
Operating expenses	$3,922	$3,367	Up 16%
Income from operations	$2,846	$3,804	Down 25%
Net income	$2,796	$4,141	Down 32%
Net income per diluted share	$4.52	$6.63	Down 32%
Revenue for fiscal year 2020 was $10.92 billion, down 7% from a year earlier. GPU business revenue was $9.47 billion, down 7% from a year earlier. Tegra Processor business revenue - which includes Automotive, SoCs for gaming platforms, and embedded edge AI platforms - was $1.45 billion, down 6% from a year earlier.
From a market platform perspective, Gaming revenue was $5.52 billion, down 12% from a year ago, reflecting lower sales of GeForce desktop GPUs and SoCs for gaming platforms, partially offset by growth in GeForce notebook GPUs.
Professional Visualization revenue was $1.21 billion, up 7% from a year ago, reflecting strength in desktop and notebook workstations.
Data Center revenue was $2.98 billion, up 2% from a year ago, driven by vertical industry growth partially offset by lower hyperscale sales.
Automotive revenue was $700 million, up 9% from a year ago, reflecting growth in AI cockpit solutions and development services agreements.

OEM and Other revenue was $505 million, down 34% from a year ago, primarily due to the absence of cryptocurrency-specific product sales.
Gross margin for fiscal year 2020 was 62.0%, up 80 basis points from a year ago, primarily driven by reduced inventory provisions and the sale of previously written-off components.
Operating expenses for fiscal year 2020 were $3.92 billion, up 16% from a year ago, reflecting primarily employee additions and increases in employee compensation and other related costs, including stock-based compensation and infrastructure costs.
Income from operations for fiscal year 2020 was $2.85 billion, down 25% from a year earlier. Net income and net income per diluted share for fiscal year 2020 were $2.80 billion and $4.52, respectively, both down 32% from a year earlier reflecting lower revenue and higher operating expenses.
On March 10, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Mellanox Technologies Ltd., or Mellanox, pursuant to which we will acquire all of the issued and outstanding common shares of Mellanox for $125 per share in cash, representing a total enterprise value of approximately $6.9 billion as of the date of the Merger Agreement. The Merger Agreement contains customary representations, warranties and covenants. The consummation of the merger is conditioned on the receipt of the approval of Mellanox shareholders, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. In June 2019, Mellanox shareholders approved the consummation of the merger and we received regulatory approvals for the deal from Mexico in July 2019 and from the European Commission in December 2019. In addition, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with the proposed acquisition expired in May 2019. Discussions with China's regulatory agency, the State Administration for Market Regulation, are progressing and we believe the acquisition will likely close in the early part of calendar 2020. If the Merger Agreement is terminated under certain circumstances involving the failure to obtain the required regulatory approvals, we could be obligated to pay Mellanox a termination fee of $350 million.
In November 2018, we communicated our intent to return $3.00 billion to shareholders by the end of fiscal year 2020, including $700 million in share repurchases made during the fourth quarter of fiscal year 2019. In fiscal year 2020, we returned $390 million in quarterly cash dividends. We did not repurchase any shares during fiscal year 2020. We intend to return to repurchasing shares after closing the acquisition of Mellanox.
Cash, cash equivalents and marketable securities were $10.90 billion as of January 26, 2020, compared with $7.42 billion as of January 27, 2019. The increase primarily reflects growth in operating cash flow.
In January 2020, a novel strain of coronavirus was identified in China, resulting in shutdowns of manufacturing and commerce, as well as global travel restrictions to contain the virus. The impact has extended to other regions. We have operations and employees in China, and the region represents an important end market for our products. Our customers and suppliers within China and neighboring countries are also affected by the coronavirus related restrictions and closures. The coronavirus is expected to have a negative effect on our financial results, though the full extent and duration is uncertain and could have a material negative impact on our business.
GPU Business
In Gaming, we extended NVIDIA’s family of Turing-based GPUs with the GeForce GTX 1660 Ti, GTX 1660 and GTX 1650, as well as with our new SUPER line, including the GeForce RTX 2080 SUPER, RTX 2070 SUPER, RTX 2060 SUPER, GTX 1660 SUPER, and GTX 1650 SUPER; and accelerated momentum of ray-tracing games by supporting a growing list of titles; introduced new RTX Studio laptops powered by GeForce RTX and Quadro RTX GPUs for online and studio-based creatives and prosumer customers; unveiled two new models of the SHIELD TV streaming media player; and introduced two new service offerings for GeForce NOW cloud gaming service.
In Professional Visualization, we expanded adoption of NVIDIA RTX ray-tracing technology by 3D application providers; rolled out a full range of Turing-based Quadro GPUs for mobile workstations, incorporating ray tracing for product design, architecture, effects and scientific visualization; and unveiled the NVIDIA Omniverse open-collaboration platform to simplify creative workflows for content creation.
In Data Center, we introduced the NVIDIA CUDA-X AI platform for accelerating data science; announced availability of NVIDIA T4 Tensor Core GPUs from leading OEMs and cloud service providers; unveiled the DGX SuperPOD; and announced support for Arm CPUs, providing a new path to build AI-enabled exascale supercomputers, as well as a collaboration with Arm and others on a reference design for GPU accelerated Arm-based servers. We launched the NVIDIA EGX Intelligent Edge Computing Platform, bringing accelerated AI to vertical industries; and announced a collaboration to integrate Microsoft

Azure with EGX, as well as plans for a scalable GPU-accelerated supercomputer in the Microsoft Azure cloud. Additionally, we entered the 5G telecom market, enabling telcos to build efficient, virtualized 5G RANs; announced a collaboration to deliver software-defined 5G RAN; and announced that Alibaba and Baidu’s recommendation engines run on NVIDIA AI.
Tegra Processor Business
In our Automotive platform, we announced a partnership with Toyota Research Institute-Advanced Development to develop, train and validate self-driving vehicles; unveiled the NVIDIA DRIVE AP2X automated driving solution, encompassing DRIVE AutoPilot software, DRIVE AGX and DRIVE validation tools; introduced the NVIDIA DRIVE AV Safety Force Field to enable safe, comfortable driving experiences; and announced availability of the NVIDIA DRIVE Constellation autonomous vehicle simulation platform.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, cost of revenue, expenses and related disclosure of contingencies. On an on-going basis, we evaluate our estimates, including those related to inventories, revenue recognition, income taxes, and goodwill. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
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
Inventories
Inventory cost is computed on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis. We charge cost of sales for inventory provisions to write down our inventory to the lower of cost or net realizable value or to completely write off obsolete or excess inventory. Most of our inventory provisions relate to the write-off of excess quantities of products or components, based on our inventory levels and future product purchase commitments compared to assumptions about future demand and market conditions.
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
The overall net effect on our gross margin from inventory provisions and sales of items previously written down was insignificant in fiscal year 2020 and an unfavorable impact of 2.0% in fiscal year 2019. The charges we took to cost of sales for inventory provisions during fiscal year 2019 were primarily related to excess DRAM, other components, and prior architecture components and chips. As a fabless semiconductor company, we must make commitments to purchase inventory based on forecasts of future customer demand. In doing so, we must account for our third-party manufacturers' lead times and constraints. We also adjust to other market factors, such as product offerings and pricing actions by our competitors, new product transitions, and macroeconomic conditions - all of which may impact demand for our products.
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
As of January 26, 2020, we had a valuation allowance of $621 million related to state and certain foreign deferred tax assets that management determined are not likely to be realized due to jurisdictional projections of future taxable income and potential utilization limitations of tax attributes acquired as a result of stock ownership changes. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period.
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
Goodwill
Goodwill is subject to our annual impairment test during the fourth quarter of our fiscal year, or earlier, if indicators of potential impairment exist, using either a qualitative or a quantitative assessment. Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value. We have identified two reporting units,

GPU and Tegra Processor, for the purposes of completing our goodwill analysis. Goodwill assigned to the GPU and Tegra Processor reporting units as of January 26, 2020 was $210 million and $408 million, respectively. Determining the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. We also make judgments and assumptions in allocating assets and liabilities to each of our reporting units. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.
We performed our annual goodwill assessment during the fourth quarter of fiscal year 2020 using a qualitative assessment and concluded there was no goodwill impairment.
Refer to Note 6 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
Results of Operations
A discussion regarding our financial condition and results of operations for fiscal year 2020 compared to fiscal year 2019 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2019 compared to fiscal year 2018 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended January 27, 2019, filed with the SEC on February 21, 2019, which is available free of charge on the SEC’s website at http://www.sec.gov and at our investor relations website, http://investor.nvidia.com.
The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Income expressed as a percentage of revenue.

	Year Ended
	January 26, 2020	January 27, 2019
Revenue	100.0%	100.0%
Cost of revenue	38.0	38.8
Gross profit	62.0	61.2
Operating expenses:
Research and development	25.9	20.3
Sales, general and administrative	10.0	8.5
Total operating expenses	35.9	28.7
Income from operations	26.1	32.5
Interest income	1.6	1.2
Interest expense	(0.5)	(0.5)
Other, net	—	0.1
Total other income	1.1	0.8
Income before income tax expense	27.2	33.3
Income tax expense (benefit)	1.6	(2.1)
Net income	25.6%	35.3%
Revenue
Revenue by Reportable Segments

	Year Ended
	January 26, 2020	January 27, 2019	$ Change	% Change
	($ in millions)
GPU	$9,465	$10,175	$(710)	(7)%
Tegra Processor	1,453	1,541	(88)	(6)%
Total	$10,918	$11,716	$(798)	(7)%
GPU Business. GPU business revenue decreased by 7% in fiscal year 2020 compared to fiscal year 2019, which reflects a decline in GPUs sold for gaming. GeForce GPU product sales for gaming decreased by 10%, reflecting lower sales of GeForce desktop GPUs and SoCs for gaming platforms, partially offset by growth in GeForce notebook GPUs. Revenue from Quadro GPUs for professional visualization increased by 7%, reflecting strength in desktop and notebook workstations. Data Center revenue, which includes Tesla, GRID and DGX, increased by 2%, driven by vertical industry growth partially offset by lower hyperscale sales.
Tegra Processor Business.  Tegra Processor business revenue decreased by 6% in fiscal year 2020 compared to fiscal year 2019. This was driven by a decline in revenue from SoCs for gaming platforms, which was partially offset by an increase of 9% in Automotive revenue, reflecting growth in AI cockpit solutions and development services agreements.
Concentration of Revenue
Revenue from sales to customers outside of the United States accounted for 92% and 87% of total revenue for fiscal years 2020 and 2019, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.
Dell represented approximately 11% of our total revenue for fiscal year 2020 and was attributable to the GPU business. No customer represented 10% or more of total revenue for fiscal year 2019.
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
Our overall gross margin was 62.0% and 61.2% for fiscal years 2020 and 2019, respectively. The increase in fiscal year 2020 was driven by reduced inventory provisions and the sale of previously written-off components.
Inventory provisions totaled $161 million and $270 million for fiscal years 2020 and 2019, respectively. Sales of inventory that was previously written-off or written-down totaled $145 million and $41 million for fiscal years 2020 and 2019, respectively. As a result, the overall net effect on our gross margin was insignificant in fiscal year 2020 and an unfavorable impact of 2.0% in fiscal year 2019.
A discussion of our gross margin results for each of our reportable segments is as follows:
GPU Business. The gross margin of our GPU business increased during fiscal year 2020 when compared to fiscal year 2019, primarily driven by reduced inventory provisions and the sale of previously written-off components.
Tegra Processor Business. The gross margin of our Tegra Processor business was relatively flat during fiscal year 2020 when compared to fiscal year 2019.
Operating Expenses

	Year Ended
	January 26, 2020	January 27, 2019	$ Change	% Change
	($ in millions)
Research and development expenses	$2,829	$2,376	$453	19%
% of net revenue	25.9%	20.3%
Sales, general and administrative expenses	1,093	991	102	10%
% of net revenue	10.0%	8.5%
Total operating expenses	$3,922	$3,367	$555	16%
Research and Development
Research and development expenses increased by 19% in fiscal year 2020 compared to fiscal year 2019, driven primarily by employee additions and increases in employee compensation and other related costs, including infrastructure costs and stock-based compensation expense.

Sales, General and Administrative
Sales, general and administrative expenses increased by 10% in fiscal year 2020 compared to fiscal year 2019, driven primarily by employee additions and increases in employee compensation and other related costs, including infrastructure costs and stock-based compensation expense.
Total Other Income, Net
Interest Income and Interest Expense
Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $178 million and $136 million in fiscal years 2020 and 2019, respectively. The increase in interest income was primarily due to higher average invested balances.
Interest expense is primarily comprised of coupon interest and debt discount amortization related to the 2.20% Notes Due 2021 and 3.20% Notes Due 2026 issued in September 2016. Interest expense was $52 million and $58 million in fiscal years 2020 and 2019, respectively.
Other, Net
Other, net, consists primarily of realized or unrealized gains and losses from non-affiliated investments and the impact of changes in foreign currency rates. Other, net, was not significant during fiscal year 2020 and was $14 million of income during fiscal year 2019, consisting primarily of $12 million unrealized gains from non-affiliated investments.
Income Taxes
We recognized income tax expense of $174 million for fiscal year 2020 and income tax benefit of $245 million for fiscal year 2019. Our annual effective tax rate was 5.9% and (6.3)% for fiscal years 2020 and 2019, respectively. The increase in our effective tax rate in fiscal year 2020 as compared to fiscal year 2019 was primarily due to a decrease of tax benefits from stock-based compensation and an absence of tax benefits related to the enactment of the TCJA.
Our effective tax rate for fiscal years 2020 and 2019 was lower than the U.S. federal statutory rate of 21% due primarily to income earned in jurisdictions, including the British Virgin Islands and Hong Kong, where the tax rate was lower than the U.S. federal statutory tax rates, favorable recognition of U.S. federal research tax credits, excess tax benefits related to stock-based compensation, and the finalization of the enactment-date income tax effects of the TCJA in 2019.
Refer to Note 14 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
Liquidity and Capital Resources

	January 26, 2020	January 27, 2019
	(In millions)
Cash and cash equivalents	$10,896	$782
Marketable securities	1	6,640
Cash, cash equivalents, and marketable securities	$10,897	$7,422

	Year Ended
	January 26, 2020	January 27, 2019
	(In millions)
Net cash provided by operating activities	$4,761	$3,743
Net cash provided by (used in) investing activities	$6,145	$(4,097)
Net cash used in financing activities	$(792)	$(2,866)
As of January 26, 2020, we had $10.90 billion in cash, cash equivalents and marketable securities, an increase of $3.48 billion from the end of fiscal year 2019. Our investment policy requires the purchase of highly rated fixed income securities, the diversification of investment types and credit exposures, and certain limits on our portfolio duration.

Cash provided by operating activities increased in fiscal year 2020 compared to fiscal year 2019, primarily due to changes in working capital driven by a reduction in inventory, partially offset by a decrease in operating income.
Cash used in investing activities decreased in fiscal year 2020 compared to fiscal year 2019, primarily due to lower purchases, higher sales, and lower maturities of marketable securities in preparation for the acquisition of Mellanox.
Cash used in financing activities decreased in fiscal year 2020 compared to fiscal year 2019, primarily due to no share repurchases in fiscal year 2020 and lower tax payments related to employee stock plans.
Liquidity
Our primary sources of liquidity are our cash and cash equivalents, our marketable securities, and the cash generated by our operations. As of January 26, 2020, we had $10.90 billion in cash, cash equivalents and marketable securities. We believe that we have sufficient liquidity to meet our operating requirements for at least the next twelve months, including our proposed acquisition of Mellanox. Refer to Note 2 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
Our marketable securities consist of debt securities issued by the United States government and its agencies, highly rated corporations and financial institutions, asset-backed issuers, and foreign government entities. These marketable securities are denominated in United States dollars. Refer to Note 8 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
During fiscal year 2021, we expect our capital investment to be approximately $700 million to $900 million to fund property and equipment including construction of a new building at our Santa Clara campus.
As a result of the TCJA, substantially all of our cash, cash equivalents and marketable securities held outside of the United States as of January 26, 2020 are available for use in the United States without incurring additional U.S. federal income taxes. Refer to Note 14 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
Capital Return to Shareholders
In November 2018, we communicated our intent to return $3.00 billion to shareholders by the end of fiscal year 2020, including $700 million in share repurchases made during the fourth quarter of fiscal year 2019. In fiscal year 2020, we returned $390 million in quarterly cash dividends. We did not repurchase any shares during fiscal year 2020. We intend to return to repurchasing shares after closing the acquisition of Mellanox. As of January 26, 2020, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $7.24 billion through December 2022.
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
Outstanding Indebtedness and Credit Facilities
We have outstanding $1.00 billion of Notes due 2021 and $1.00 billion of Notes due 2026, collectively, the Notes.
We have a Credit Agreement under which we may borrow up to $575 million for general corporate purposes and can obtain revolving loan commitments up to $425 million. As of January 26, 2020, we had not borrowed any amounts under this agreement.
We have a $575 million commercial paper program to support general corporate purposes. As of January 26, 2020, we had not issued any commercial paper.
Refer to Note 12 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.
Off-Balance Sheet Arrangements
As of January 26, 2020, we had no material off-balance sheet arrangements as defined by applicable SEC regulations.

Contractual Obligations
The following table summarizes our contractual obligations as of January 26, 2020:

	Payment Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In millions)
Long-term debt (1)	$2,248	$54	$1,078	$64	$1,052
Inventory purchase obligations	1,156	1,156	—	—	—
Transition tax payable (2)	351	33	67	146	105
Operating leases (3)	773	121	219	141	292
Capital purchase obligations	186	186	—	—	—
Total contractual obligations	$4,714	$1,550	$1,364	$351	$1,449

(1)
Represents the aggregate principal amount of $2.00 billion and anticipated interest payments of $248 million for the Notes. Refer to Note 12 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

(2)
Represents our remaining tax payable of the one-time transition tax that resulted from enactment of the TCJA in fiscal year 2018. As of January 26, 2020, we have paid the first two installments totaling $67 million. The remaining will be payable in six annual installments. The next installment of $33 million is classified as a current income tax payable. The installment amounts are equal to 8% of the total liability, payable in fiscal years 2019 through 2023, 15% in fiscal year 2024, 20% in fiscal year 2025 and 25% in fiscal year 2026. Refer to Note 14 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

(3)	For further information, refer to Note 3 of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Excluded from the table above are unrecognized tax benefits of $211 million which consists of $180 million and the related interest and penalties of $31 million recorded in non-current income tax payable as of January 26, 2020. We are unable to reasonably estimate the timing of any potential tax liability or interest/penalty payments in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions. Refer to Note 14 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.
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
As of January 26, 2020, we performed a sensitivity analysis on our floating and fixed rate financial investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair values for these investments of $1 million.
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
Foreign Exchange Rate Risk
We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Gains or losses from foreign currency remeasurement are included in other income or expense and to date have not been significant. The impact of foreign currency transaction gain or loss included in determining net income was not significant for fiscal years 2020 and 2019.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of January 26, 2020, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective to provide reasonable assurance.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 26, 2020 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 26, 2020.
The effectiveness of our internal control over financial reporting as of January 26, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.
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
ITEM 9B.  OTHER INFORMATION
None.
PART III
Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2020 Proxy Statement, no later than 120 days after the end of fiscal year 2020, and certain information included therein is incorporated herein by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Identification of Directors
Information regarding directors required by this item will be contained in our 2020 Proxy Statement under the caption “Proposal 1 - Election of Directors,” and is hereby incorporated by reference.
Identification of Executive Officers
Reference is made to the information regarding executive officers appearing under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.
Identification of Audit Committee and Financial Experts
Information regarding our Audit Committee required by this item will be contained in our 2020 Proxy Statement under the captions “Report of the Audit Committee of the Board of Directors” and “Information About the Board of Directors and Corporate Governance,” and is hereby incorporated by reference.
Material Changes to Procedures for Recommending Directors
Information regarding procedures for recommending directors required by this item will be contained in our 2020 Proxy Statement under the caption “Information About the Board of Directors and Corporate Governance,” and is hereby incorporated by reference.
Delinquent Section 16(a) Reports
Information regarding compliance with Section 16(a) of the Exchange Act required by this item will be contained in our 2020 Proxy Statement under the caption “Delinquent 16(a) Reports,” and is hereby incorporated by reference.
Code of Conduct
Information regarding our Code of Conduct required by this item will be contained in our 2020 Proxy Statement under the caption “Information About the Board of Directors and Corporate Governance - Code of Conduct,” and is hereby incorporated by reference. The full text of our Code of Conduct and Financial Team Code of Conduct are published on the Investor Relations portion of our website, under Governance, at www.nvidia.com. The contents of our website are not a part of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
Information regarding our executive compensation required by this item will be contained in our 2020 Proxy Statement under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Director Compensation” and “Compensation Committee Report,” and is hereby incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Ownership of NVIDIA Securities
Information regarding ownership of NVIDIA securities required by this item will be contained in our 2020 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is hereby incorporated by reference.
Equity Compensation Plan Information
Information regarding our equity compensation plans required by this item will be contained in our 2020 Proxy Statement under the caption "Equity Compensation Plan Information," and is hereby incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding related transactions and director independence required by this item will be contained in our 2020 Proxy Statement under the captions “Review of Transactions with Related Persons” and “Information About the Board of Directors and Corporate Governance - Independence of the Members of the Board of Directors,” and is hereby incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding accounting fees and services required by this item will be contained in our 2020 Proxy Statement under the caption “Fees Billed by the Independent Registered Public Accounting Firm,” and is hereby incorporated by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of NVIDIA Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of NVIDIA Corporation and its subsidiaries (the "Company") as of January 26, 2020 and January 27, 2019, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended January 26, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 26, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 26, 2020 and January 27, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 26, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 26, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal year 2020.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Inventories - Provisions for Excess or Obsolete Inventories
As described in Note 1 to the consolidated financial statements, the Company charges cost of sales for inventory provisions to write down inventory to the lower of cost or net realizable value or to completely write off obsolete or excess inventory. Most of the Company’s inventory provisions relate to the write-off of excess quantities of products, based on the Company’s inventory levels and future product purchase commitments compared to assumptions about future demand and market conditions. Management applies significant judgment in the valuation of inventories, which involves estimating future demand and market conditions. As of January 26, 2020, the Company’s consolidated inventories balance was $979 million.
The principal considerations for our determination that performing procedures relating to the valuation of inventories, specifically the provisions for excess or obsolete inventories, is a critical audit matter are that there was significant judgment by management when developing their provisions for excess or obsolete inventories, including management’s assumptions related to future demand and market conditions. This in turn led to significant auditor judgment, subjectivity, and effort in performing procedures over the provisions for excess or obsolete inventories, which included evaluating management’s assumptions related to future demand and market conditions.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s provisions for excess or obsolete inventories, including controls over management’s assumptions related to future demand and market conditions. These procedures also included, among others, testing management’s process for developing the provisions for excess or obsolete inventories; evaluating the appropriateness of management’s approach; testing the completeness, accuracy, and relevance of underlying data used in the approach; and evaluating the reasonableness of management’s assumptions related to future demand and market conditions. Evaluating management’s assumptions related to future demand and market conditions involved evaluating whether the assumptions used by management were reasonable considering (i) current and past results, including historical product life cycle, (ii) the consistency with external market and industry data, (iii) changes in technology, and (iv) comparing prior period estimates to actual results of the same period.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 20, 2020

We have served as the Company’s auditor since 2004.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Year Ended
	January 26, 2020	January 27, 2019	January 28, 2018
Revenue	$10,918	$11,716	$9,714
Cost of revenue	4,150	4,545	3,892
Gross profit	6,768	7,171	5,822
Operating expenses
Research and development	2,829	2,376	1,797
Sales, general and administrative	1,093	991	815
Total operating expenses	3,922	3,367	2,612
Income from operations	2,846	3,804	3,210
Interest income	178	136	69
Interest expense	(52)	(58)	(61)
Other, net	(2)	14	(22)
Total other income (expense)	124	92	(14)
Income before income tax	2,970	3,896	3,196
Income tax expense (benefit)	174	(245)	149
Net income	$2,796	$4,141	$3,047

Net income per share:
Basic	$4.59	$6.81	$5.09
Diluted	$4.52	$6.63	$4.82

Weighted average shares used in per share computation:
Basic	609	608	599
Diluted	618	625	632
See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended
	January 26, 2020	January 27, 2019	January 28, 2018

Net income	$2,796	$4,141	$3,047
Other comprehensive income (loss), net of tax
Available-for-sale debt securities:
Net unrealized gain (loss)	8	10	(5)
Reclassification adjustments for net realized gain included in net income	—	1	1
Net change in unrealized gain (loss)	8	11	(4)
Cash flow hedges:
Net unrealized gain (loss)	10	6	(1)
Reclassification adjustments for net realized gain (loss) included in net income	(5)	(11)	3
Net change in unrealized gain (loss)	5	(5)	2
Other comprehensive income (loss), net of tax	13	6	(2)
Total comprehensive income	$2,809	$4,147	$3,045
See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	January 26, 2020	January 27, 2019
ASSETS
Current assets:
Cash and cash equivalents	$10,896	$782
Marketable securities	1	6,640
Accounts receivable, net	1,657	1,424
Inventories	979	1,575
Prepaid expenses and other current assets	157	136
Total current assets	13,690	10,557
Property and equipment, net	1,674	1,404
Operating lease assets	618	—
Goodwill	618	618
Intangible assets, net	49	45
Deferred income tax assets	548	560
Other assets	118	108
Total assets	$17,315	$13,292

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$687	$511
Accrued and other current liabilities	1,097	818
Total current liabilities	1,784	1,329
Long-term debt	1,991	1,988
Long-term operating lease liabilities	561	—
Other long-term liabilities	775	633
Total liabilities	5,111	3,950
Commitments and contingencies - see Note 13
Shareholders’ equity:
Preferred stock, $.001 par value; 2 shares authorized; none issued	—	—
Common stock, $.001 par value; 2,000 shares authorized; 955 shares issued and 612 outstanding as of January 26, 2020; 945 shares issued and 606 outstanding as of January 27, 2019	1	1
Additional paid-in capital	7,045	6,051
Treasury stock, at cost (342 shares in 2020 and 339 shares in 2019)	(9,814)	(9,263)
Accumulated other comprehensive income (loss)	1	(12)
Retained earnings	14,971	12,565
Total shareholders' equity	12,204	9,342
Total liabilities and shareholders' equity	$17,315	$13,292
See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Outstanding		Additional	Treasury	Accumulated Other Comprehensive	Retained	Total Shareholders'
(In millions, except per share data)	Shares	Amount	Paid-in Capital	Stock	Income (Loss)	Earnings	Equity
Balances, January 29, 2017	585	$1	$4,708	$(5,039)	$(16)	$6,108	$5,762
Retained earnings adjustment due to adoption of an accounting standard related to stock-based compensation	—	—	—	—	—	(27)	(27)
Other comprehensive loss	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	3,047	3,047
Issuance of common stock in exchange for warrants	13	—	—	—	—	—	—
Convertible debt conversion	33	—	(7)	—	—	—	(7)
Issuance of common stock from stock plans	18	—	138	—	—	—	138
Tax withholding related to vesting of restricted stock units	(4)	—	—	(612)	—	—	(612)
Share repurchase	(6)	—	—	(909)	—	—	(909)
Exercise of convertible note hedges	(33)	—	90	(90)	—	—	—
Cash dividends declared and paid ($0.570 per common share)	—	—	—	—	—	(341)	(341)
Stock-based compensation	—	—	391	—	—	—	391
Reclassification of convertible debt conversion obligation	—	—	31	—	—	—	31
Balances, January 28, 2018	606	1	5,351	(6,650)	(18)	8,787	7,471
Retained earnings adjustment due to adoption of an accounting standard related to income tax consequences of an intra-entity transfer of an asset	—	—	—	—	—	8	8
Other comprehensive income	—	—	—	—	6	—	6
Net income	—	—	—	—	—	4,141	4,141
Convertible debt conversion	1	—	—	—	—	—	—
Issuance of common stock from stock plans	13	—	137	—	—	—	137
Tax withholding related to vesting of restricted stock units	(4)	—	—	(1,032)	—	—	(1,032)
Share repurchase	(9)	—	—	(1,579)	—	—	(1,579)
Exercise of convertible note hedges	(1)	—	2	(2)	—	—	—
Cash dividends declared and paid ($0.610 per common share)	—	—	—	—	—	(371)	(371)
Stock-based compensation	—	—	561	—	—	—	561
Balances, January 27, 2019	606	1	6,051	(9,263)	(12)	12,565	9,342
Other comprehensive income	—	—	—	—	13	—	13
Net income	—	—	—	—	—	2,796	2,796
Issuance of common stock from stock plans	9	—	149	—	—	—	149
Tax withholding related to vesting of restricted stock units	(3)	—	—	(551)	—	—	(551)
Cash dividends declared and paid ($0.640 per common share)	—	—	—	—	—	(390)	(390)
Stock-based compensation	—	—	845	—	—	—	845
Balances, January 26, 2020	612	$1	$7,045	$(9,814)	$1	$14,971	$12,204
See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

		Year Ended
	January 26, 2020	January 27, 2019	January 28, 2018
Cash flows from operating activities:
Net income	$2,796	$4,141	$3,047
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	844	557	391
Depreciation and amortization	381	262	199
Deferred income taxes	18	(315)	(359)
Loss on early debt conversions	—	—	19
Other	5	(45)	20
Changes in operating assets and liabilities:
Accounts receivable	(233)	(149)	(440)
Inventories	597	(776)	—
Prepaid expenses and other assets	77	(55)	21
Accounts payable	194	(135)	90
Accrued and other current liabilities	54	256	33
Other long-term liabilities	28	2	481
Net cash provided by operating activities	4,761	3,743	3,502
Cash flows from investing activities:
Proceeds from maturities of marketable securities	4,744	7,232	1,078
Proceeds from sales of marketable securities	3,365	428	863
Purchases of marketable securities	(1,461)	(11,148)	(36)
Purchases of property and equipment and intangible assets	(489)	(600)	(593)
Investments and other, net	(14)	(9)	(36)
Proceeds from sale of long-lived assets and investments	—	—	2
Net cash provided by (used in) investing activities	6,145	(4,097)	1,278
Cash flows from financing activities:
Payments related to repurchases of common stock	—	(1,579)	(909)
Repayment of Convertible Notes	—	(16)	(812)
Dividends paid	(390)	(371)	(341)
Proceeds related to employee stock plans	149	137	139
Payments related to tax on restricted stock units	(551)	(1,032)	(612)
Other	—	(5)	(9)
Net cash used in financing activities	(792)	(2,866)	(2,544)
Change in cash and cash equivalents	10,114	(3,220)	2,236
Cash and cash equivalents at beginning of period	782	4,002	1,766
Cash and cash equivalents at end of period	$10,896	$782	$4,002

	Year Ended
	January 26, 2020	January 27, 2019	January 28, 2018
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$176	$61	$22
Cash paid for interest	$54	$55	$55

Non-cash investing and financing activity:
Assets acquired by assuming related liabilities	$212	$76	$36
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
Fiscal Year
We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2020, 2019 and 2018 were 52-week years. Fiscal year 2021 will be a 53-week year.
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
Advertising Expenses
We expense advertising costs in the period in which they are incurred. Advertising expenses for fiscal years 2020, 2019, and 2018 were $15 million, $21 million, and $25 million, respectively.
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
As of January 26, 2020, we had a valuation allowance of $621 million related to state and certain foreign deferred tax assets that management determined are not likely to be realized due to jurisdictional projections of future taxable income and potential utilization limitations of tax attributes acquired as a result of stock ownership changes. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period.
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
All of our available-for-sale debt investments are subject to a periodic impairment review. We record a charge to earnings when a decline in fair value is significantly below cost basis and judged to be other-than-temporary or have other indicators of impairments. If the fair value of an available-for-sale debt instrument is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) we intend to sell the instrument, (2) it is more likely than not that we will be required to sell the instrument before recovery of its amortized cost basis, or (3) a credit loss exists where we do not expect to recover the entire amortized cost basis of the instrument. In these situations, we recognize an

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

other-than-temporary impairment in earnings equal to the entire difference between the debt instruments’ amortized cost basis and its fair value. For available-for-sale debt instruments that are considered other-than-temporarily impaired due to the existence of a credit loss, if we do not intend to sell and it is not likely that we will be required to sell the instrument before recovery of its remaining amortized cost basis (amortized cost basis less any current-period credit loss), we separate the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit loss component is recognized in earnings while loss related to all other factors is recorded in accumulated other comprehensive income or loss.
Fair Value of Financial Instruments
The carrying value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities as of January 26, 2020 and January 27, 2019. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains or losses included in accumulated other comprehensive income or loss, a component of shareholders’ equity, net of tax. Fair value of the marketable securities is determined based on quoted market prices. Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments designated as fair value hedges, the gains or losses are recognized in earnings in the periods of change together with the offsetting losses or gains on the hedged items attributed to the risk being hedged. For derivative instruments designated as cash-flow hedges, the effective portion of the gains or losses on the derivatives is initially reported as a component of other comprehensive income or loss and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. For derivative instruments not designated for hedge accounting, changes in fair value are recognized in earnings.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, marketable securities, and accounts receivable. Our investment policy requires the purchase of highly-rated fixed income securities, the diversification of investment type and credit exposures, and includes certain limits on our portfolio duration. Accounts receivable from significant customers, those representing 10% or more of total accounts receivable, was approximately 21% of our accounts receivable balance from one customer as of January 26, 2020 and 19% of our accounts receivable balance from one customer as of January 27, 2019. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for potential credit losses. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. Our overall estimated exposure excludes amounts covered by credit insurance and letters of credit.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Refer to Note 3 of these Notes to the Consolidated Financial Statements for additional information.
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
Our quantitative impairment test considers both the income approach and the market approach to estimate a reporting unit’s fair value. The income and market valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, residual values, discount rates and comparable multiples from publicly traded companies in our industry and require us to make certain assumptions and estimates regarding industry economic factors and the future profitability of our business. Refer to Note 6 of these Notes to the Consolidated Financial Statements for additional information.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

28, 2019 using the optional transition method by recognizing a cumulative-effect adjustment to the consolidated balance sheet. Refer to Note 3 of these Notes to Condensed Consolidated Financial Statements for additional information.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued a new accounting standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivable and other financial instruments, including available-for-sale debt securities. We plan to adopt the standard using the modified retrospective transition method beginning in the first quarter of fiscal year 2021. We do not currently believe it will have a material impact upon adoption.
Note 2 - Acquisition of Mellanox Technologies, Ltd.
On March 10, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Mellanox Technologies Ltd., or Mellanox, pursuant to which we will acquire all of the issued and outstanding common shares of Mellanox for $125 per share in cash, representing a total enterprise value of approximately $6.9 billion as of the date of the Merger Agreement. The Merger Agreement contains customary representations, warranties and covenants. The consummation of the merger is conditioned on the receipt of the approval of Mellanox shareholders, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. In June 2019, Mellanox shareholders approved the consummation of the merger and we received regulatory approvals for the deal from Mexico in July 2019 and from the European Commission in December 2019. In addition, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with the proposed acquisition expired in May 2019. Discussions with China's regulatory agency, the State Administration for Market Regulation, are progressing and we believe the acquisition will likely close in the early part of calendar 2020. If the Merger Agreement is terminated under certain circumstances involving the failure to obtain the required regulatory approvals, we could be obligated to pay Mellanox a termination fee of $350 million.
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
Lease Obligations
Our lease obligations consist of operating leases for our headquarters complex, domestic and international office facilities, and data center space, with lease periods expiring between fiscal years 2021 and 2035.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Future minimum lease payments under our operating leases as of January 26, 2020, are as follows:

Operating Lease Obligations
(In millions)
Fiscal Year:
2021	$121
2022	117
2023	102
2024	79
2025	62
2026 and thereafter	292
Total	773
Less imputed interest	121
Present value of net future minimum lease payments	652
Less short-term operating lease liabilities	91
Long-term operating lease liabilities	$561

Future minimum lease payments under our non-cancelable operating leases as of January 27, 2019, based on the previous lease accounting standard, are as follows:

Lease Obligations
(In millions)
Fiscal Year:
2020	$100
2021	97
2022	90
2023	77
2024	54
2025 and thereafter	265
Total	$683

Operating lease expense for fiscal years 2020, 2019, and 2018 was $114 million, $80 million, $54 million, respectively. Short-term and variable lease expenses for fiscal year 2020 were not significant.

Other information related to leases was as follows:

Year Ended
January 26, 2020
(In millions)
Supplemental cash flows information
Operating cash flows used for operating leases	$103
Operating lease assets obtained in exchange for lease obligations	$238

As of January 26, 2020, our operating leases had a weighted average remaining lease term of 8.3 years and a weighted average discount rate of 3.45%.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our Consolidated Statements of Income include stock-based compensation expense, net of amounts allocated to inventory, as follows:

	Year Ended
	January 26, 2020	January 27, 2019	January 28, 2018
	(In millions)
Cost of revenue	$39	$27	$21
Research and development	540	336	219
Sales, general and administrative	265	194	151
Total	$844	$557	$391

Stock-based compensation capitalized in inventories was not significant during fiscal years 2020, 2019, and 2018.
The following is a summary of equity awards granted under our equity incentive plans:

	Year Ended
	January 26, 2020	January 27, 2019	January 28, 2018
	(In millions, except per share data)
RSUs, PSUs and Market-based PSUs
Awards granted	7	4	6
Estimated total grant-date fair value	$1,282	$1,109	$929
Weighted average grant-date fair value per share	$184.47	$258.26	$145.91

ESPP
Shares purchased	1	1	5
Weighted average price per share	$148.76	$107.48	$21.24
Weighted average grant-date fair value per share	$64.87	$38.51	$7.12

	January 26, 2020	January 27, 2019
	(In millions)
Aggregate unearned stock-based compensation expense, net of forfeitures	$1,803	$1,580

Estimated weighted average remaining amortization period	(In years)
RSUs, PSUs and market-based PSUs	2.5	2.2
ESPP	0.9	0.8

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The fair value of shares issued under our ESPP have been estimated with the following assumptions:

Year Ended
	January 26, 2020	January 27, 2019	January 28, 2018
(Using the Black-Scholes model)
ESPP
Weighted average expected life (in years)	0.1-2.0	0.1-2.0	0.5-2.0
Risk-free interest rate	1.5%-2.6%	1.6%-2.8%	0.8%-1.4%
Volatility	30%-82%	24%-75%	40%-54%
Dividend yield	0.3%-0.4%	0.3%-0.4%	0.3%-0.5%

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
The 2007 Plan authorizes the issuance of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards to employees, directors and consultants. Only our employees may receive incentive stock options. Up to 230 million shares of our common stock may be issued pursuant to stock awards granted under the 2007 Plan. Currently, we grant RSUs, PSUs and market-based PSUs under the 2007 Plan, under which, as of January 26, 2020, there were 29 million shares available for future issuance.
Stock options previously granted to employees, subject to certain exceptions, vested over a four-year period, subject to continued service, with 25% vesting on the anniversary of the hire date in the case of new hires or the anniversary of the date of grant in the case of grants to existing employees and 6.25% vesting quarterly thereafter. These stock options generally expire ten years from the date of grant.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Amended and Restated 2012 Employee Stock Purchase Plan
In 2012, our shareholders approved the 2012 Employee Stock Purchase Plan, as most recently amended and restated, the 2012 Plan, as the successor to the 1998 Employee Stock Purchase Plan.
Up to 89 million shares of our common stock may be issued pursuant to purchases under the 2012 Plan. As of January 26, 2020, we had issued 30 million shares and reserved 59 million shares for future issuance under the 2012 Plan.
The 2012 Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. Under the current offerings adopted pursuant to the 2012 Plan, each offering period is approximately 24 months, which is generally divided into four purchase periods of six months.
Employees or those employed by an affiliate of ours are eligible to participate as designated by the Board. Employees who participate may have up to 10% of their earnings withheld to the purchase of shares of common stock. The Board may increase this percentage at its discretion, up to 15%. The price of common stock purchased under our 2012 Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period and the fair market value on each purchase date within the offering.

The following is a summary of our equity award transactions under our equity incentive plans:

	RSUs, PSUs and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value
	(In millions, except years and per share data)
Balances, January 27, 2019	16	$129.92
Granted (1)(2)	7	$184.47
Vested restricted stock	(8)	$92.70
Canceled and forfeited	(1)	$185.46
Balances, January 26, 2020	14	$176.72
Vested and expected to vest after January 26, 2020	11	$176.46

(1)	Includes the number of PSUs that will be issued and eligible to vest based on the corporate financial performance level achieved for fiscal year 2020.

(2)
Includes the number of market-based PSUs granted that will be issued and eligible to vest if the maximum goal for total shareholder return, or TSR, over the 3-year measurement period is achieved. Depending on the ranking of our TSR compared to those companies comprising the Standard & Poor’s 500 Index during that period, the market-based PSUs issued could be up to 60 thousand shares.

As of January 26, 2020 and January 27, 2019, there were 29 million and 35 million shares, respectively, of common stock reserved for future issuance under our equity incentive plans.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 5 - Net Income Per Share
The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Year Ended
	January 26, 2020	January 27, 2019	January 28, 2018
	(In millions, except per share data)
Numerator:
Net income	$2,796	$4,141	$3,047
Denominator:
Basic weighted average shares	609	608	599
Dilutive impact of outstanding securities:
Equity awards	9	17	24
1.00% Convertible Senior Notes	—	—	5
Warrants issued with the 1.00% Convertible Senior Notes	—	—	4
Diluted weighted average shares	618	625	632
Net income per share:
Basic (1)	$4.59	$6.81	$5.09
Diluted (2)	$4.52	$6.63	$4.82
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	11	5	4

(1)	Calculated as net income divided by basic weighted average shares.

(2)	Calculated as net income divided by diluted weighted average shares.

Note 6 - Goodwill
The carrying amount of goodwill was $618 million, and the amount of goodwill allocated to our GPU and Tegra Processor reporting units was $210 million and $408 million, respectively, as of both January 26, 2020 and January 27, 2019. There were no changes to the carrying amount of goodwill during fiscal years 2020 and 2019. During the fourth quarters of fiscal years 2020, 2019, and 2018, we completed our annual impairment tests and concluded that goodwill was not impaired in any of these years.
Note 7 - Amortizable Intangible Assets
The components of our amortizable intangible assets are as follows:

	January 26, 2020			January 27, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)			(In millions)
Acquisition-related intangible assets	$195	$(192)	$3	$195	$(188)	$7
Patents and licensed technology	520	(474)	46	491	(453)	38
Total intangible assets	$715	$(666)	$49	$686	$(641)	$45

The increase in gross carrying amount of intangible assets is due to purchases of licensed technology during fiscal year 2020. Amortization expense associated with intangible assets for fiscal years 2020, 2019, and 2018 was $25 million, $29 million, and $55 million, respectively. Future amortization expense related to the net carrying amount of intangible assets as of

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

January 26, 2020 is estimated to be $19 million in fiscal year 2021, $12 million in fiscal year 2022, $9 million in fiscal year 2023, $6 million in fiscal year 2024, and $3 million in fiscal year 2025 and thereafter until fully amortized.
Note 8 - Cash Equivalents and Marketable Securities
Our cash equivalents and marketable securities are classified as “available-for-sale” debt securities.
The following is a summary of cash equivalents and marketable securities as of January 26, 2020 and January 27, 2019:

	January 26, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities
	(In millions)
Money market funds	$7,507	$—	$—	$7,507	$7,507	$—
Debt securities issued by the United States Treasury	1,358	—	—	1,358	1,358	—
Debt securities issued by United States government agencies	1,096	—	—	1,096	1,096	—
Corporate debt securities	592	—	—	592	592	—
Foreign government bonds	200	—	—	200	200	—
Certificates of deposit	27	—	—	27	27	—
Asset-backed securities	1	—	—	1	—	1
Total	$10,781	$—	$—	$10,781	$10,780	$1

	January 27, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities
	(In millions)
Corporate debt securities	$2,626	$—	$(6)	$2,620	$25	$2,595
Debt securities issued by United States government agencies	2,284	—	(4)	2,280	—	2,280
Debt securities issued by the United States Treasury	1,493	—	(1)	1,492	176	1,316
Money market funds	483	—	—	483	483	—
Foreign government bonds	209	—	—	209	—	209
Asset-backed securities	152	—	(1)	151	—	151
Mortgage backed securities issued by United States government-sponsored enterprises	88	1	—	89	—	89
Total	$7,335	$1	$(12)	$7,324	$684	$6,640

The unrealized losses as of January 26, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position is not significant.

The gross unrealized losses are related to fixed income securities, temporary in nature, and driven primarily by changes in interest rates. We have the intent and ability to hold our investments until maturity. For fiscal years 2020, 2019, and 2018, there were no other-than-temporary impairment losses, and net realized gains/losses were not significant.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The amortized cost and estimated fair value of cash equivalents and marketable securities as of January 26, 2020 and January 27, 2019 are shown below by contractual maturity.

	January 26, 2020		January 27, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Less than one year	$10,781	$10,781	$5,042	$5,034
Due in 1 - 5 years	—	—	2,271	2,268
Mortgage-backed securities issued by United States government-sponsored enterprises not due at a single maturity date	—	—	22	22
Total	$10,781	$10,781	$7,335	$7,324

Note 9 - Fair Value of Financial Assets and Liabilities
The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. We review fair value hierarchy classification on a quarterly basis. There were no significant transfers between Levels 1 and 2 financial assets and liabilities for fiscal year 2020. Level 3 financial assets and liabilities are based on unobservable inputs to the valuation methodology and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances.

		Fair Value at
	Pricing Category	January 26, 2020	January 27, 2019
		(In millions)
Assets
Cash equivalents and marketable securities:
Money market funds	Level 1	$7,507	$483
Debt securities issued by the United States Treasury	Level 2	$1,358	$1,492
Debt securities issued by United States government agencies	Level 2	$1,096	$2,280
Corporate debt securities	Level 2	$592	$2,620
Foreign government bonds	Level 2	$200	$209
Certificates of Deposit	Level 2	$27	$—
Asset-backed securities	Level 2	$1	$151
Mortgage-backed securities issued by United States government-sponsored enterprises	Level 2	$—	$89

Liabilities
Other noncurrent liabilities:
3.20% Notes Due 2026 (1)	Level 2	$1,065	$961
2.20% Notes Due 2021 (1)	Level 2	$1,006	$978

(1)
These liabilities are carried on our Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount and issuance costs, and are not marked to fair value each period. Refer to Note 12 of these Notes to the Consolidated Financial Statements for additional information.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 10 - Balance Sheet Components
Certain balance sheet components are as follows:

	January 26, 2020	January 27, 2019
	(In millions)
Inventories:
Raw materials	$249	$613
Work in-process	265	238
Finished goods	465	724
Total inventories	$979	$1,575

	January 26, 2020	January 27, 2019	Estimated Useful Life
	(In millions)		(In years)
Property and Equipment:
Land	$218	$218	(A)
Building	340	339	25-30
Test equipment	532	516	3-5
Computer equipment	621	522	3-5
Leasehold improvements	293	291	(B)
Software and licenses	287	109	3-5
Office furniture and equipment	74	69	5
Construction in process	320	107	(C)
Total property and equipment, gross	2,685	2,171
Accumulated depreciation and amortization	(1,011)	(767)
Total property and equipment, net	$1,674	$1,404

(A)	Land is a non-depreciable asset.

(B)	Leasehold improvements and capital leases are amortized based on the lesser of either the asset’s estimated useful life or the expected lease term.

(C)	Construction in process represents assets that are not available for their intended use as of the balance sheet date.
Depreciation expense for fiscal years 2020, 2019, and 2018 was $355 million, $233 million, and $144 million, respectively.
Accumulated amortization of leasehold improvements and capital leases was $216 million and $189 million as of January 26, 2020 and January 27, 2019, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	January 26, 2020	January 27, 2019
	(In millions)
Accrued and Other Current Liabilities:
Customer program accruals	$462	$302
Accrued payroll and related expenses	185	186
Deferred revenue (1)	141	92
Operating lease liabilities	91	—
Taxes payable	61	91
Licenses payable	54	12
Professional service fees	18	14
Other	85	121
Total accrued and other current liabilities	$1,097	$818

(1)	Deferred revenue primarily includes customer advances and deferrals related to license and development arrangements and PCS.

	January 26, 2020	January 27, 2019
	(In millions)
Other Long-Term Liabilities:
Income tax payable (1)	$528	$513
Licenses payable	110	1
Deferred revenue (2)	60	46
Deferred income tax liability	29	19
Employee benefits liability	22	20
Deferred rent	—	21
Other	26	13
Total other long-term liabilities	$775	$633

(1)
As of January 26, 2020, income tax payable represents the long-term portion of the one-time transition tax payable of $317 million, as well as unrecognized tax benefits of $180 million and related interest and penalties of $31 million.

(2)	Deferred revenue primarily includes deferrals related to PCS.
Deferred Revenue
The following table shows the changes in deferred revenue during fiscal years 2020 and 2019.

	January 26,	January 27,
	2020	2019
	(In millions)
Balance at beginning of period	$138	$63
Deferred revenue added during the period	334	344
Revenue recognized during the period	(271)	(269)
Balance at end of period	$201	$138

Revenue related to remaining performance obligations represents the amount of contracted license and development arrangements and PCS that has not been recognized. This includes related deferred revenue currently recorded and amounts that will be invoiced in future periods. As of January 26, 2020, the amount of our remaining performance that has not been recognized as revenue was $364 million, of which we expect to recognize approximately 46% as revenue over the next twelve months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 11 - Derivative Financial Instruments
We enter into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. These contracts are designated as cash flow hedges for hedge accounting treatment. Gains or losses on the contracts are recorded in accumulated other comprehensive income or loss and reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur. The fair value of the contracts was not significant as of January 26, 2020 and January 27, 2019.
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
The table below presents the notional value of our foreign currency forward contracts outstanding as of January 26, 2020 and January 27, 2019:

	January 26, 2020	January 27, 2019
	(In millions)
Designated as cash flow hedges	$428	$408
Not designated for hedge accounting	$287	$241

As of January 26, 2020, all designated foreign currency forward contracts mature within eighteen months. The expected realized gains and losses deferred into accumulated other comprehensive income (loss) related to foreign currency forward contracts within the next twelve months was not significant.
During fiscal years 2020 and 2019, the impact of derivative financial instruments designated for hedge accounting treatment on other comprehensive income or loss was not significant and all such instruments were determined to be highly effective. Therefore, there were no gains or losses associated with ineffectiveness.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The carrying value of the Notes and the associated interest rates were as follows:

	Expected Remaining Term (years)	Effective Interest Rate	January 26, 2020	January 27, 2019
			(In millions)
2.20% Notes Due 2021	1.6	2.38%	$1,000	$1,000
3.20% Notes Due 2026	6.6	3.31%	1,000	1,000
Unamortized debt discount and issuance costs			(9)	(12)
Net carrying amount			$1,991	$1,988

Revolving Credit Facility
We have a Credit Agreement under which we may borrow up to $575 million for general corporate purposes and can obtain revolving loan commitments up to $425 million. As of January 26, 2020, we had not borrowed any amounts under this agreement.
Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of January 26, 2020, we had not issued any commercial paper.
Note 13 - Commitments and Contingencies
Purchase Obligations
As of January 26, 2020, we had outstanding inventory purchase obligations totaling $1.16 billion and other purchase obligations totaling $186 million.
Accrual for Product Warranty Liabilities
The estimated amount of product returns and warranty liabilities was $15 million and $18 million as of January 26, 2020 and January 27, 2019, respectively.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
On September 24, 2019, two shareholders, purporting to act on behalf of NVIDIA, filed two identical lawsuits in the District of Delaware. One is captioned Lipchitz v. Huang, et al. (Case No. 1:19-cv-01795-UNA) and the other is captioned Nelson v. Huang, et. al. (Case No. 1:19-cv-01798- UNA). The lawsuits assert claims for breach of fiduciary duty, unjust enrichment, insider trading, misappropriation of information, corporate waste and violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act based on the dissemination of allegedly false, and misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand. The plaintiffs seek unspecified damages and other relief, including disgorgement of profits from the sale of NVIDIA stock and unspecified corporate governance measures. On December 11, 2019, the court approved the parties’ stipulation to stay the Lipchitz and Huang actions pending resolution of the motion to dismiss filed by NVIDIA in the In Re NVIDIA Corporation Securities Litigation.
It is possible that additional suits will be filed, or allegations received from shareholders, with respect to these same or other matters, naming NVIDIA and/or its officers and directors as defendants.
Accounting for Loss Contingencies
We are engaged in legal actions not described above arising in the ordinary course of business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position. As of January 26, 2020, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, except as specifically described above, any possible loss or range of loss in these matters cannot be reasonably estimated at this time.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 14 - Income Taxes
The income tax expense (benefit) applicable to income before income taxes consists of the following:

	Year Ended
	January 26, 2020	January 27, 2019	January 28, 2018
	(In millions)
Current income taxes:
Federal	$65	$1	$464
State	4	—	1
Foreign	87	69	43
Total current	156	70	508
Deferred taxes:
Federal	2	(315)	(376)
State	—	—	—
Foreign	16	—	17
Total deferred	18	(315)	(359)
Income tax expense (benefit)	$174	$(245)	$149

Income before income tax consists of the following:

	Year Ended
	January 26, 2020	January 27, 2019	January 28, 2018
	(In millions)
Domestic	$620	$1,843	$1,600
Foreign	2,350	2,053	1,596
Income before income tax	$2,970	$3,896	$3,196

The income tax expense (benefit) differs from the amount computed by applying the U.S. federal statutory rate of 21%, 21%, and 33.9% for fiscal years 2020, 2019, and 2018, respectively, to income before income taxes as follows:

	Year Ended
	January 26, 2020	January 27, 2019	January 28, 2018
	(In millions)
Tax expense computed at federal statutory rate	$624	$818	$1,084
Expense (benefit) resulting from:
State income taxes, net of federal tax effect	12	23	10
Foreign tax rate differential	(301)	(412)	(545)
Stock-based compensation	(60)	(191)	(181)
Tax Cuts and Jobs Act of 2017	—	(368)	(133)
U.S. federal R&D tax credit	(110)	(141)	(87)
Other	9	26	1
Income tax expense (benefit)	$174	$(245)	$149

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The tax effect of temporary differences that gives rise to significant portions of the deferred tax assets and liabilities are presented below:

	January 26, 2020	January 27, 2019
	(In millions)
Deferred tax assets:
Net operating loss carryforwards	$62	$70
Accruals and reserves, not currently deductible for tax purposes	39	41
Property, equipment and intangible assets	12	2
Operating lease liabilities	114	—
Research and other tax credit carryforwards	605	626
Stock-based compensation	28	25
GILTI deferred tax assets	428	376
Gross deferred tax assets	1,288	1,140
Less valuation allowance	(621)	(562)
Total deferred tax assets	667	578
Deferred tax liabilities:
Acquired intangibles	(1)	(2)
Unremitted earnings of foreign subsidiaries	(40)	(35)
Operating lease assets	(107)	—
Gross deferred tax liabilities	(148)	(37)
Net deferred tax asset (1)	$519	$541
(1) Net deferred tax asset includes long-term deferred tax assets of $548 million and $560 million and long-term deferred tax liabilities of $29 million and $19 million for fiscal years 2020 and 2019, respectively. Long-term deferred tax assets are included in Other assets and long-term deferred tax liabilities are included in Other long-term liabilities on our Consolidated Balance Sheets.
We recognized an income tax expense of $174 million and $149 million for fiscal years 2020 and 2018, respectively, and income tax benefit of $245 million for fiscal year 2019. Our annual effective tax rate was 5.9%, (6.3)%, and 4.7% for fiscal years 2020, 2019, and 2018, respectively. The increase in our effective tax rate in fiscal year 2020 as compared to fiscal years 2019 and 2018 was primarily due to a decrease of tax benefits from stock-based compensation and an absence of tax benefits related to the enactment of the TCJA.
The decrease in our effective tax rate in fiscal year 2019 as compared to fiscal year 2018 was primarily due to a decrease in the U.S. statutory tax rate from 33.9% to 21%, the finalization of the enactment-date income tax effects of the TCJA, higher U.S federal research tax credits and excess tax benefits related to stock-based compensation in fiscal year 2019.
Our effective tax rate for fiscal years 2020 and 2019 was lower than the U.S. federal statutory rate of 21% due primarily to income earned in jurisdictions, including the British Virgin Islands and Hong Kong, where the tax rate was lower than the U.S. federal statutory tax rates, favorable recognition of U.S. federal research tax credits, excess tax benefits related to stock-based compensation, and the finalization of the enactment-date income tax effects of the TCJA in 2019.
Our effective tax rate for fiscal year 2018 was lower than the blended U.S. federal statutory rate of 33.9% due primarily to income earned in jurisdictions, including the British Virgin Islands, Hong Kong, China, Taiwan and United Kingdom, where the tax rate was lower than the U.S. federal statutory tax rates, favorable recognition of U.S. federal research tax credits, the provisional impact of the tax law changes, and excess tax benefits related to stock-based compensation.
As of January 26, 2020 and January 27, 2019, we had a valuation allowance of $621 million and $562 million, respectively, related to state and certain foreign deferred tax assets that management determined not likely to be realized due, in part, to jurisdictional projections of future taxable income. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of January 26, 2020, we had federal, state and foreign net operating loss carryforwards of $70 million, $153 million and $295 million, respectively. The federal and state carryforwards will begin to expire in fiscal year 2023 and 2021, respectively. The foreign net operating loss carryforwards of $295 million may be carried forward indefinitely. As of January 26, 2020, we had federal research tax credit carryforwards of $314 million that will begin to expire in fiscal year 2039. We have state research tax credit carryforwards of $814 million, of which $774 million is attributable to the State of California and may be carried over indefinitely, and $40 million is attributable to various other states and will begin to expire in fiscal year 2021. Our tax attributes, net operating loss and tax credit carryforwards, remain subject to audit and may be adjusted for changes or modification in tax laws, other authoritative interpretations thereof, or other facts and circumstances. Utilization of federal, state, and foreign net operating losses and tax credit carryforwards may also be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state and foreign tax provisions. If any such limitations apply, the federal, states, or foreign net operating loss and tax credit carryforwards, as applicable, may expire or be denied before utilization.
As of January 26, 2020, we had $583 million of gross unrecognized tax benefits, of which $464 million would affect our effective tax rate if recognized. However, $104 million of the unrecognized tax benefits were related to state income tax positions taken, that, if recognized, would be in the form of a carryforward deferred tax asset that would likely attract a full valuation allowance. The $464 million of unrecognized tax benefits as of January 26, 2020 consisted of $180 million recorded in non-current income taxes payable and $284 million reflected as a reduction to the related deferred tax assets.
A reconciliation of gross unrecognized tax benefits is as follows:

	January 26, 2020	January 27, 2019	January 28, 2018
	(In millions)
Balance at beginning of period	$477	$447	$224
Increases in tax positions for prior years	7	52	7
Decreases in tax positions for prior years	—	(141)	(1)
Increases in tax positions for current year	104	129	222
Lapse in statute of limitations	(5)	(10)	(5)
Balance at end of period	$583	$477	$447

We classify an unrecognized tax benefit as a current liability, or amount refundable, to the extent that we anticipate payment or receipt of cash for income taxes within one year. The amount is classified as a long-term liability, or reduction of long-term deferred tax assets or amount refundable if we anticipate payment or receipt of cash for income taxes during a period beyond a year.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 26, 2020, January 27, 2019, and January 28, 2018, we had accrued $31 million, $21 million, and $15 million, respectively, for the payment of interest and penalties related to unrecognized tax benefits, which is not included as a component of our unrecognized tax benefits. As of January 26, 2020, unrecognized tax benefits of $180 million and the related interest and penalties of $31 million are included in non-current income taxes payable.
While we believe that we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of January 26, 2020, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.
We are subject to taxation by taxing authorities both in the United States and other countries. As of January 26, 2020, the significant tax jurisdictions that may be subject to examination include the United States, Hong Kong, Taiwan, China, United Kingdom, Germany, and India for fiscal years 2003 through 2019. As of January 26, 2020, the significant tax jurisdictions for which we are currently under examination include India, China, and United Kingdom for fiscal years 2003 through 2019.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 15 - Shareholders’ Equity
Capital Return Program
Beginning August 2004, our Board of Directors authorized us to repurchase our stock.
Through January 26, 2020, we have repurchased an aggregate of 260 million shares under our share repurchase program for a total cost of $7.08 billion. All shares delivered from these repurchases have been placed into treasury stock. As of January 26, 2020, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $7.24 billion through December 2022.
During fiscal year 2020, we paid $390 million in cash dividends to our shareholders.
Preferred Stock
As of January 26, 2020 and January 27, 2019, there were no shares of preferred stock outstanding.
Common Stock
We are authorized to issue up to 2.00 billion shares of our common stock at $0.001 per share par value.
Note 16 - Employee Retirement Plans
We have a 401(k) retirement plan covering substantially all of our U.S. employees. Under the plan, participating employees may defer up to 80% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits and we match a portion of the employee contributions. Our contribution expense for fiscal years 2020, 2019, and 2018 was $44 million, $39 million, and $23 million, respectively. We also have defined contribution retirement plans outside of the United States to which we contributed $32 million, $31 million, and $25 million for fiscal years 2020, 2019, and 2018, respectively.
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
Our GPU product brands are aimed at specialized markets including GeForce for gamers; Quadro for designers; Tesla and DGX for AI data scientists and big data researchers; and GRID for cloud-based visual computing users. Our Tegra brand incorporates GPUs and multi-core CPUs to drive supercomputing for autonomous robots, drones, and cars, as well as for game consoles and mobile gaming and entertainment devices.
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
The “All Other” category presented below represents the revenue and expenses that our CODM does not assign to either the GPU business or the Tegra Processor business for purposes of making operating decisions or assessing financial performance. The revenue included in all other is Intel licensing revenue and the expenses include stock-based compensation expense, corporate infrastructure and support costs, legal settlement costs, acquisition-related and other costs, and other non-recurring charges and benefits that our CODM deems to be enterprise in nature.
Our CODM does not review any information regarding total assets on a reportable segment basis. Reportable segments do not record inter-segment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for our consolidated financial statements. The table below presents details of our reportable segments and the “All Other” category.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	GPU	Tegra Processor	All Other	Consolidated
	(In millions)
Year Ended January 26, 2020:
Revenue	$9,465	$1,453	$—	$10,918
Depreciation and amortization expense	$322	$44	$15	$381
Operating income (loss)	$3,806	$196	$(1,156)	$2,846

Year Ended January 27, 2019:
Revenue	$10,175	$1,541	$—	$11,716
Depreciation and amortization expense	$197	$47	$18	$262
Operating income (loss)	$4,443	$241	$(880)	$3,804

Year Ended January 28, 2018:
Revenue	$8,137	$1,534	$43	$9,714
Depreciation and amortization expense	$123	$37	$39	$199
Operating income (loss)	$3,507	$303	$(600)	$3,210

	Year Ended
	January 26, 2020	January 27, 2019	January 28, 2018
	(In millions)
Reconciling items included in "All Other" category:
Unallocated revenue	$—	$—	$43
Stock-based compensation expense	(844)	(557)	(391)
Unallocated cost of revenue and operating expenses	(267)	(277)	(237)
Acquisition-related and other costs	(30)	(2)	(15)
Legal settlement costs	(15)	(44)	—
Total	$(1,156)	$(880)	$(600)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on the invoicing address by geographic regions:

	Year Ended
	January 26, 2020	January 27, 2019	January 28, 2018
Revenue:	(In millions)
Taiwan	$3,025	$3,360	$2,991
China (including Hong Kong)	2,731	2,801	1,896
Other Asia Pacific	2,685	2,368	2,066
Europe	992	914	768
United States	886	1,506	1,274
Other countries	599	767	719
Total revenue	$10,918	$11,716	$9,714

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Year Ended
	January 26, 2020	January 27, 2019	January 28, 2018
Revenue:	(In millions)
Gaming	$5,518	$6,246	$5,513
Professional Visualization	1,212	1,130	934
Data Center	2,983	2,932	1,932
Automotive	700	641	558
OEM & Other	505	767	777
Total revenue	$10,918	$11,716	$9,714

The following table presents summarized information for long-lived assets by geographic region. Long-lived assets consist of property and equipment and deposits and other assets, and exclude operating lease assets, goodwill, and intangible assets.

	January 26, 2020	January 27, 2019
Long-lived assets:	(In millions)
United States	$1,568	$1,266
Taiwan	114	137
India	51	44
China (including Hong Kong)	28	38
Europe	28	26
Other countries	2	1
Total long-lived assets	$1,791	$1,512

One customer represented 11% of our total revenue for fiscal year 2020 and was attributable to the GPU business. No customer represented 10% or more of total revenue for fiscal years 2019 and 2018.

One customer represented 21% of our accounts receivable balance as of January 26, 2020, and one customer represented 19% of our accounts receivable balance as of January 27, 2019.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 18 - Quarterly Summary (Unaudited)
The following table sets forth our unaudited consolidated financial results, for the last eight fiscal quarters:

	Fiscal Year 2020 Quarters Ended
	January 26, 2020	October 27, 2019	July 28, 2019	April 28, 2019
	(In millions, except per share data)
Statements of Income Data:
Revenue	$3,105	$3,014	$2,579	$2,220
Cost of revenue	$1,090	$1,098	$1,038	$924
Gross profit	$2,015	$1,916	$1,541	$1,296
Net income	$950	$899	$552	$394
Net income per share:
Basic	$1.55	$1.47	$0.91	$0.65
Diluted	$1.53	$1.45	$0.90	$0.64

	Fiscal Year 2019 Quarters Ended
	January 27, 2019	October 28, 2018	July 29, 2018	April 29, 2018
	(In millions, except per share data)
Statements of Income Data:
Revenue	$2,205	$3,181	$3,123	$3,207
Cost of revenue	$998	$1,260	$1,148	$1,139
Gross profit	$1,207	$1,921	$1,975	$2,068
Net income (1)	$567	$1,230	$1,101	$1,244
Net income per share (1):
Basic	$0.93	$2.02	$1.81	$2.05
Diluted	$0.92	$1.97	$1.76	$1.98

(1)
In the third and fourth quarters of fiscal year 2019, we recorded U.S. tax reform benefits of $138 million and $230 million, respectively, associated with the completion of our accounting for the enactment-date income tax effects of the TCJA.

NVIDIA CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
	(In millions)
Fiscal year 2020
Allowance for doubtful accounts	$2	$—	(1)	$—	(1)	$2
Sales return allowance	$8	$18	(2)	$(17)	(4)	$9
Deferred tax valuation allowance	$562	$59	(3)	$—		$621
Fiscal year 2019
Allowance for doubtful accounts	$4	$—	(1)	$(2)	(1)	$2
Sales return allowance	$9	$21	(2)	$(22)	(4)	$8
Deferred tax valuation allowance	$469	$93	(3)	$—		$562
Fiscal year 2018
Allowance for doubtful accounts	$3	$1	(1)	$—	(1)	$4
Sales return allowance	$10	$15	(2)	$(16)	(4)	$9
Deferred tax valuation allowance	$353	$116	(3)	$—		$469

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

(4)	Represents sales returns.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated March 10, 2019, by and among NVIDIA Corporation, NVIDIA International Holdings Inc., Mellanox Technologies Ltd. And Teal Barvaz Ltd.	8-K	0-23985	2.1	3/11/2019
3.1	Amended and Restated Certificate of Incorporation	S-8	333-74905	4.1	3/23/1999
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	0-23985	3.1	8/21/2008
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	0-23985	3.1	5/24/2011
3.4	Bylaws of NVIDIA Corporation, Amended and Restated as of November 29, 2016	8-K	0-23985	3.1	12/1/2016
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.2	Specimen Stock Certificate	S-1/A	333-47495	4.2	4/24/1998
4.3	Indenture, dated as of September 16, 2016, by and between the Company and Wells Fargo Bank, National Association, as Trustee	8-K	0-23985	4.1	9/16/2016
4.4	Officers’ Certificate, dated as of September 16, 2016	8-K	0-23985	4.2	9/16/2016
4.5	Form of 2021 Note	8-K	0-23985	Annex A to Exhibit 4.2	9/16/2016
4.6	Form of 2026 Note	8-K	0-23985	Annex B to Exhibit 4.2	9/16/2016
4.7*	Description of Securities
10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985	10.1	3/7/2006
10.2+	Amended and Restated 2007 Equity Incentive Plan	8-K	0-23985	10.1	5/21/2018
10.3+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Annual Grant - Board Service (2011))	10-Q	0-23985	10.41	5/27/2011
10.4+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Initial Grant - Board Service (2011))	8-K	0-23985	10.1	12/14/2011
10.5+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Stock Option Grant (2012 Annual Board Retainer)	10-Q	0-23985	10.4	5/23/2012
10.6+	2007 Equity Incentive Plan - Non Statutory Stock Option	8-K	0-23985	10.20	9/13/2010
10.7+	2007 Equity Incentive Plan - Incentive Stock Option	8-K	0-23985	10.21	9/13/2010
10.8+	Amended and Restated 2007 Equity Incentive Plan - Non Statutory Stock Option	10-Q	0-23985	10.1	8/22/2012
10.9+	Amended and Restated 2007 Equity Incentive Plan - Incentive Stock Option	10-Q	0-23985	10.2	8/22/2012
10.10+	Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement	10-Q	0-23985	10.3	8/22/2012

10.11+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (with deferral option)	10-Q	0-23985	10.3	5/23/2012
10.12+	Amended and Restated 2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant - Board Service)	8-K	0-23985	10.1	7/23/2013
10.13+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Deferred Restricted Stock Unit Grant Notice and Deferred Restricted Stock Unit Agreement (2015)	10-K	0-23985	10.25	3/12/2015
10.14+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Deferred Restricted Stock Unit Grant Notice and Deferred Restricted Stock Unit Agreement (2016)	10-K	0-23985	10.26	3/12/2015
10.15+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (2016)	10-K	0-23985	10.27	3/12/2015
10.16+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (Initial Grant - with deferral options)	10-Q	0-23985	10.1	5/20/2015
10.17+	Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement & Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement (2015)	10-Q	0-23985	10.2	5/20/2015
10.18+	Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement & Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement (2018)	10-Q	0-23985	10.2	5/22/2018
10.19+	Amended and Restated 2007 Equity Incentive Plan - Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2019)	10-K	0-23985	10.19	2/21/2019
10.20+	Amended and Restated 2007 Equity Incentive Plan - Global Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement (2019)	8-K	0-23985	10.1	3/11/2019
10.21+	Amended and Restated 2012 Employee Stock Purchase Plan	10-Q	0-23985	10.2	5/21/2018
10.22+	Fiscal Year 2019 Variable Compensation Plan	8-K	0-23985	10.1	3/13/2018
10.23+	Fiscal Year 2020 Variable Compensation Plan	8-K	0-23985	10.1	3/11/2019
10.24+	Offer Letter between NVIDIA Corporation and Colette Kress, dated September 13, 2013	8-K	0-23985	10.1	9/16/2013
10.25+	Offer Letter between NVIDIA Corporation and Tim Teter, dated December 16, 2016	8-K	0-23985	10.1	1/19/2017
10.26+	Offer Letter between NVIDIA Corporation and Donald Robertson, dated May 21, 2019	8-K	0-23985	10.1	6/17/2019
10.27	Base Convertible Note Hedge Transaction Confirmation	8-K	0-23985	99.1	12/2/2013
10.28	Additional Convertible Note Hedge Transaction Confirmation	8-K	0-23985	99.3	12/2/2013

10.29	Credit Agreement, dated as of October 7, 2016 by and among NVIDIA Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto	8-K	0-23985	1.1	10/13/2016
10.30	Form of Commercial Paper Dealer Agreement between NVIDIA Corporation, as Issuer, and the Dealer party thereto	8-K	0-23985	10.1	12/15/2017
21.1*	List of Registrant's Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	XBRL Taxonomy Extension Presentation Linkbase Document
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
Copies of above exhibits not contained herein are available to any shareholder upon written request to:
Investor Relations: NVIDIA Corporation, 2788 San Tomas Expressway, Santa Clara, CA 95051

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2020.

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

Signature	Title	Date
/s/ JEN-HSUN HUANG	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2020
Jen-Hsun Huang
/s/ COLETTE M. KRESS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2020
Colette M. Kress
/s/ DONALD ROBERTSON	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2020
Donald Robertson
/s/ ROBERT BURGESS	Director	February 20, 2020
Robert Burgess
/s/ TENCH COXE	Director	February 20, 2020
Tench Coxe
/s/ PERSIS DRELL	Director	February 20, 2020
Persis Drell
/s/ JAMES C. GAITHER	Director	February 20, 2020
James C. Gaither
/s/ DAWN HUDSON	Director	February 20, 2020
Dawn Hudson
/s/ HARVEY C. JONES	Director	February 20, 2020
Harvey C. Jones
/s/ MICHAEL MCCAFFERY	Director	February 20, 2020
Michael McCaffery
/s/ STEPHEN C. NEAL	Director	February 20, 2020
Stephen C. Neal
/s/ MARK L. PERRY	Director	February 20, 2020
Mark L. Perry
/s/ A. BROOKE SEAWELL	Director	February 20, 2020
A. Brooke Seawell
/s/ MARK STEVENS	Director	February 20, 2020
Mark Stevens