Form 10-Q
period 2020-04-26
NVIDIA CORP
filed 2020-05-21
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.001 par value, outstanding as of May 15, 2020, was 615 million.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED April 26, 2020
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

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	April 26,	April 28,
	2020	2019

Revenue	$3,080	$2,220
Cost of revenue	1,076	924
Gross profit	2,004	1,296
Operating expenses
Research and development	735	674
Sales, general and administrative	293	264
Total operating expenses	1,028	938
Income from operations	976	358
Interest income	31	44
Interest expense	(25)	(13)
Other, net	(1)	—
Other income, net	5	31
Income before income tax	981	389
Income tax expense (benefit)	64	(5)
Net income	$917	$394

Net income per share:
Basic	$1.49	$0.65
Diluted	$1.47	$0.64

Weighted average shares used in per share computation:
Basic	614	607
Diluted	622	616
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	April 26,	April 28,
	2020	2019

Net income	$917	$394
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Net change in unrealized gain	—	7
Cash flow hedges:
Net unrealized gain (loss)	(10)	4
Reclassification adjustments for net realized loss included in net income	(1)	(1)
Net change in unrealized gain (loss)	(11)	3
Other comprehensive income (loss), net of tax	(11)	10
Total comprehensive income	$906	$404
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	April 26,	January 26,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$15,494	$10,896
Marketable securities	860	1
Accounts receivable, net	1,907	1,657
Inventories	1,128	979
Prepaid expenses and other current assets	195	157
Total current assets	19,584	13,690
Property and equipment, net	1,715	1,674
Operating lease assets	595	618
Goodwill	628	618
Intangible assets, net	80	49
Deferred income tax assets	533	548
Other assets	119	118
Total assets	$23,254	$17,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$761	$687
Accrued and other current liabilities	1,142	1,097
Total current liabilities	1,903	1,784
Long-term debt	6,959	1,991
Long-term operating lease liabilities	519	561
Other long-term liabilities	774	775
Total liabilities	10,155	5,111
Commitments and contingencies - see Note 13
Shareholders’ equity:
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	7,354	7,045
Treasury stock, at cost	(10,036)	(9,814)
Accumulated other comprehensive income (loss)	(10)	1
Retained earnings	15,790	14,971
Total shareholders' equity	13,099	12,204
Total liabilities and shareholders' equity	$23,254	$17,315
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED APRIL 26, 2020 AND APRIL 28, 2019
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
(In millions, except per share data)	Shares	Amount
Balances, January 26, 2020	612	$1	$7,045	$(9,814)	$1	$14,971	$12,204
Other comprehensive loss	—	—	—	—	(11)	—	(11)
Net income	—	—	—	—	—	917	917
Issuance of common stock from stock plans	4	—	88	—	—	—	88
Tax withholding related to vesting of restricted stock units	(1)	—	—	(222)	—	—	(222)
Cash dividends declared and paid ($0.16 per common share)	—	—	—	—	—	(98)	(98)
Stock-based compensation	—	—	221	—	—	—	221
Balances, April 26, 2020	615	$1	$7,354	$(10,036)	$(10)	$15,790	$13,099
Balances, January 27, 2019	606	$1	$6,051	$(9,263)	$(12)	$12,565	$9,342
Other comprehensive income	—	—	—	—	10	—	10
Net income	—	—	—	—	—	394	394
Issuance of common stock from stock plans	4	—	83	—	—	—	83
Tax withholding related to vesting of restricted stock units	(1)	—	—	(211)	—	—	(211)
Cash dividends declared and paid ($0.16 per common share)	—	—	—	—	—	(97)	(97)
Stock-based compensation	—	—	183	—	—	—	183
Balances, April 28, 2019	609	$1	$6,317	$(9,474)	$(2)	$12,862	$9,704
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	April 26,	April 28,
	2020	2019
Cash flows from operating activities:
Net income	$917	$394
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	224	178
Depreciation and amortization	107	91
Deferred income taxes	16	(42)
Other	4	(2)
Changes in operating assets and liabilities:
Accounts receivable	(249)	182
Inventories	(151)	153
Prepaid expenses and other assets	(8)	5
Accounts payable	71	(123)
Accrued and other current liabilities	(32)	(129)
Other long-term liabilities	10	13
Net cash provided by operating activities	909	720
Cash flows from investing activities:
Proceeds from sales of marketable securities	1	26
Proceeds from maturities of marketable securities	—	2,219
Purchases of marketable securities	(861)	(622)
Purchases of property and equipment and intangible assets	(155)	(128)
Acquisition of business, net of cash acquired	(34)	—
Investments and other, net	(6)	—
Net cash provided by (used in) investing activities	(1,055)	1,495
Cash flows from financing activities:
Issuance of debt, net of issuance costs	4,979	—
Proceeds related to employee stock plans	88	83
Payments related to tax on restricted stock units	(222)	(211)
Dividends paid	(98)	(97)
Other	(3)	—
Net cash provided by (used in) financing activities	4,744	(225)
Change in cash and cash equivalents	4,598	1,990
Cash and cash equivalents at beginning of period	10,896	782
Cash and cash equivalents at end of period	$15,494	$2,772

Other non-cash investing activity:
Assets acquired by assuming related liabilities	$230	$114
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. The January 26, 2020 consolidated balance sheet was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 26, 2020, as filed with the SEC, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of results of operations and financial position have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 26, 2020.
Significant Accounting Policies
There have been no material changes to our significant accounting policies in Note 1 - Organization and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 26, 2020.
Fiscal Year
We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal year 2021 is a 53-week year and fiscal year 2020 is a 52-week year. The first quarters of fiscal years 2021 and 2020 were both 13-week quarters.
Reclassifications
Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.
Principles of Consolidation
Our condensed consolidated financial statements include the accounts of NVIDIA Corporation and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from our estimates. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, cash equivalents and marketable securities, accounts receivable, inventories, income taxes, goodwill, stock-based compensation, litigation, investigation and settlement costs, restructuring and other charges, and other contingencies. The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. These estimates are based on historical facts and various other assumptions that we believe are reasonable.
Adoption of New and Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncement
In June 2016, the Financial Accounting Standards Board issued a new accounting standard to replace the existing incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates for accounts receivable and other financial instruments, including available-for-sale debt securities. The Company adopted the standard in the first quarter of fiscal year 2021 and the impact of the adoption was not material to the Company's consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2 - Acquisition of Mellanox Technologies, Ltd.
Subsequent to the end of the first quarter of fiscal year 2021, we closed the acquisition of Mellanox Technologies Ltd., or Mellanox, for a transaction value of approximately $7.0 billion in cash on April 27, 2020.
Note 3 - Leases
Our lease obligations consist of operating leases for our headquarters complex, domestic and international office facilities, and data center space, with lease periods expiring between fiscal years 2021 and 2035.
Future minimum lease payments under our non-cancelable operating leases as of April 26, 2020, are as follows:

Operating Lease Obligations
(In millions)
Fiscal Year:
2021 (excluding first quarter of fiscal year 2021)	$90
2022	116
2023	102
2024	78
2025	61
2026 and thereafter	289
Total	736
Less imputed interest	117
Present value of net future minimum lease payments	619
Less short-term operating lease liabilities	100
Long-term operating lease liabilities	$519
Operating lease expense for the first quarters of fiscal years 2021 and 2020 was $31 million and $27 million, respectively. Short-term and variable lease expenses for the first quarter of fiscal years 2021 and 2020 were not significant.
Other information related to leases was as follows:

Three Months Ended
April 26, 2020
(In millions)
Supplemental cash flows information
Operating cash flows used for operating leases	$31
Operating lease assets obtained in exchange for lease obligations	$3
As of April 26, 2020, our operating leases had a weighted average remaining lease term of 8.2 years and a weighted average discount rate of 3.45%.

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
Our Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts allocated to inventory, as follows:

	Three Months Ended
	April 26, 2020	April 28, 2019
	(In millions)
Cost of revenue	$21	$4
Research and development	134	114
Sales, general and administrative	69	60
Total	$224	$178
Equity Award Activity
The following is a summary of equity award transactions under our equity incentive plans:

	RSUs, PSUs, and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
	(In millions, except per share data)
Balances, January 26, 2020	14	$176.72
Granted	1	$254.61
Vested restricted stock	(3)	$144.27
Canceled and forfeited	(1)	$161.66
Balances, April 26, 2020	11	$191.23

As of April 26, 2020, there was $1.81 billion of aggregate unearned stock-based compensation expense, net of forfeitures. This amount is expected to be recognized over a weighted average period of 2.4 years for RSUs, PSUs, and market-based PSUs, and 0.8 years for ESPP.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 – Net Income Per Share
The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended
	April 26,	April 28,
	2020	2019
	(In millions, except per share data)
Numerator:
Net income	$917	$394
Denominator:
Basic weighted average shares	614	607
Dilutive impact of outstanding equity awards	8	9
Diluted weighted average shares	622	616
Net income per share:
Basic (1)	$1.49	$0.65
Diluted (2)	$1.47	$0.64
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	1	11
(1) Calculated as net income divided by basic weighted average shares.
(2) Calculated as net income divided by diluted weighted average shares.
Note 6 – Income Taxes
We recognized an income tax expense of $64 million for the first quarter of fiscal year 2021 and income tax benefit of $5 million for the first quarter of fiscal year 2020. The income tax expense as a percentage of income before income tax was 6.6% for the first quarter of fiscal year 2021 and income tax benefit as a percentage of income before income tax was 1.3% for the first quarter of fiscal year 2020.
The increase in our effective tax rate for the first quarter of fiscal year 2021 as compared to the first quarter of fiscal year 2020 was primarily due to a decrease of tax benefits from stock-based compensation.
Our effective tax rates for the first quarter of fiscal years 2021 and 2020 were lower than the U.S. federal statutory rate of 21% due to income earned in jurisdictions that are subject to taxes lower than the U.S. federal statutory tax rate, tax benefits related to stock-based compensation, and the benefit of the U.S. federal research tax credit.
For the first quarter of fiscal year 2021, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions. Additionally, there have been no material changes to our unrecognized tax benefits and any related interest or penalties since the fiscal year ended January 26, 2020.
While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon review, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of April 26, 2020, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

Note 7 - Cash Equivalents and Marketable Securities
Our cash equivalents and marketable securities are classified as “available-for-sale” debt securities.
The following is a summary of cash equivalents and marketable securities as of April 26, 2020 and January 26, 2020:

	April 26, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities
	(In millions)
Money market funds	$11,128	$—	$—	$11,128	$11,128	$—
Corporate debt securities	3,238	—	—	3,238	2,951	287
Foreign government bonds	870	—	—	870	870	—
Certificates of deposit	582	—	—	582	222	360
Debt securities issued by United States government agencies	381	—	—	381	168	213
Total	$16,199	$—	$—	$16,199	$15,339	$860

	January 26, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities
	(In millions)
Money market funds	$7,507	$—	$—	$7,507	$7,507	$—
Debt securities issued by the United States Treasury	1,358	—	—	1,358	1,358	—
Debt securities issued by United States government agencies	1,096	—	—	1,096	1,096	—
Corporate debt securities	592	—	—	592	592	—
Foreign government bonds	200	—	—	200	200	—
Certificates of deposit	27	—	—	27	27
Asset-backed securities	1	—	—	1	—	1
Total	$10,781	$—	$—	$10,781	$10,780	$1
The amortized cost and estimated fair value of cash equivalents and marketable securities of $16.20 billion and $10.78 billion as of April 26, 2020 and January 26, 2020, respectively, are all related to contracts with maturities of less than one year. Unrealized gains and losses were not significant for all periods presented. For the first quarter of fiscal years 2021 and 2020, net realized gains were not significant.
Note 8 – Fair Value of Financial Assets and Liabilities
The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. We review fair value hierarchy classification on a quarterly basis.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

		Fair Value at
	Pricing Category	April 26, 2020	January 26, 2020
		(In millions)
Assets
Cash equivalents and marketable securities:
Money market funds	Level 1	$11,128	$7,507
Corporate debt securities	Level 2	$3,238	$592
Foreign government bonds	Level 2	$870	$200
Certificates of deposit	Level 2	$582	$27
Debt securities issued by United States government agencies	Level 2	$381	$1,096
Debt securities issued by the United States Treasury	Level 2	$—	$1,358
Asset-backed securities	Level 2	$—	$1

Liabilities
Other noncurrent liabilities:
2.20% Notes Due 2021 (1)	Level 2	$1,020	$1,065
3.20% Notes Due 2026 (1)	Level 2	$1,104	$1,006
2.85% Notes Due 2030 (1)	Level 2	$1,635	$—
3.50% Notes Due 2040 (1)	Level 2	$1,134	$—
3.50% Notes Due 2050 (1)	Level 2	$2,336	$—
3.70% Notes Due 2060 (1)	Level 2	$594	$—
(1) These liabilities are carried on our Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount and issuance costs, and are not marked to fair value each period. Refer to Note 12 of these Notes to Condensed Consolidated Financial Statements for additional information.
Note 9 - Amortizable Intangible Assets
The components of our amortizable intangible assets are as follows:

	April 26, 2020			January 26, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)			(In millions)
Acquisition-related intangible assets	$231	$(195)	$36	$195	$(192)	$3
Patents and licensed technology	522	(478)	44	520	(474)	46
Total intangible assets	$753	$(673)	$80	$715	$(666)	$49
Amortization expense associated with intangible assets was $7 million for both the first quarters of fiscal years 2021 and 2020. Future amortization expense related to the net carrying amount of intangible assets as of April 26, 2020 is estimated to be $20 million for the remainder of fiscal year 2021, $21 million in fiscal year 2022, $18 million in fiscal year 2023, $12 million in fiscal year 2024, $7 million in fiscal year 2025, and $2 million in fiscal year 2026 and thereafter.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10 - Balance Sheet Components
Certain balance sheet components are as follows:

	April 26,	January 26,
	2020	2020
Inventories:	(In millions)
Raw materials	$341	$249
Work in-process	287	265
Finished goods	500	465
Total inventories	$1,128	$979

	April 26,	January 26,
	2020	2020
Accrued and Other Current Liabilities:	(In millions)
Customer program accruals	$444	$462
Deferred revenue (1)	174	141
Accrued payroll and related expenses	164	185
Operating lease liabilities	100	91
Licenses and royalties	78	66
Taxes payable	74	61
Product warranty and return provisions	25	24
Professional service fee	20	18
Other	63	49
Total accrued and other current liabilities	$1,142	$1,097
(1) Deferred revenue primarily includes customer advances and deferrals related to license and development arrangements and post contract customer support, or PCS.

	April 26,	January 26,
	2020	2020
Other Long-Term Liabilities:	(In millions)
Income tax payable (1)	$535	$528
Licenses payable	84	110
Deferred revenue (2)	67	60
Deferred income tax liability	32	29
Employee benefits liability	23	22
Other	33	26
Total other long-term liabilities	$774	$775
(1) As of April 26, 2020, income tax payable represents the long-term portion of the one-time transition tax payable of $317 million, as well as unrecognized tax benefits of $185 million and related interest and penalties of $33 million.
(2) Deferred revenue primarily includes deferrals related to PCS.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Deferred Revenue
The following table shows the changes in deferred revenue during the first quarter of fiscal years 2021 and 2020:

	April 26,	April 28,
	2020	2019
	(In millions)
Balance at beginning of period	$201	$138
Deferred revenue added during the period	110	49
Revenue recognized during the period	(70)	(53)
Balance at end of period	$241	$134

Revenue related to remaining performance obligations represents the amount of contracted license and development arrangements and PCS that has not been recognized. This includes related deferred revenue currently recorded and amounts that will be invoiced in future periods. As of April 26, 2020, the amount of our remaining performance obligations that has not been recognized as revenue was $389 million, of which we expect to recognize approximately 47% as revenue over the next twelve months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less.
Note 11 - Derivative Financial Instruments
We enter into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. These contracts are designated as cash flow hedges for hedge accounting treatment. Gains or losses on the contracts are recorded in accumulated other comprehensive income or loss and reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur. The fair value of the contracts was not significant as of April 26, 2020 and January 26, 2020.
We also enter into foreign currency forward contracts to mitigate the impact of foreign currency movements on monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. These forward contracts were not designated for hedge accounting treatment. Therefore, the change in fair value of these contracts is recorded in other income or expense and offsets the change in fair value of the hedged foreign currency denominated monetary assets and liabilities, which is also recorded in other income or expense.
The table below presents the notional value of our foreign currency forward contracts outstanding as of April 26, 2020 and January 26, 2020:

	April 26, 2020	January 26, 2020
	(In millions)
Designated as cash flow hedges	$432	$428
Not designated for hedge accounting	$244	$287
As of April 26, 2020, all designated foreign currency forward contracts mature within eighteen months. The expected realized gains and losses deferred into accumulated other comprehensive loss related to foreign currency forward contracts within the next twelve months was not significant.
During the first quarter of fiscal years 2021 and 2020, the impact of derivative financial instruments designated for hedge accounting treatment on other comprehensive income or loss was not significant and all such instruments were determined to be highly effective. Therefore, there were no gains or losses associated with ineffectiveness.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12 - Debt
Long-Term Debt
In March 2020, we issued $1.50 billion of the 2.85% Notes Due 2030, $1.00 billion of the 3.50% Notes Due 2040, $2.00 billion of the 3.50% Notes Due 2050, and $500 million of the 3.70% Notes Due 2060, or collectively, the March 2020 Notes. Interest on the March 2020 Notes is payable on April 1 and October 1 of each year, beginning on October 1, 2020. Upon 30 days' notice to holders of the Notes, we may redeem the Notes for cash prior to maturity, at redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the Notes Due 2030 on or after January 1, 2030, the Notes Due 2040 on or after October 1, 2039, the Notes Due 2050 on or after October 1, 2049, or the Notes Due 2060 on or after October 1, 2059. The net proceeds from the March 2020 Notes were $4.97 billion, after deducting debt discount and estimated issuance costs.
In September 2016, we issued $1.00 billion of the 2.20% Notes Due 2021 and $1.00 billion of the 3.20% Notes Due 2026, or collectively, the September 2016 Notes. Interest on the September 2016 Notes is payable on March 16 and September 16 of each year. Upon 30 days' notice to holders of the Notes, we may redeem the Notes for cash prior to maturity, at redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the Notes Due 2021 on or after August 16, 2021, or for redemptions of the Notes Due 2026 on or after June 16, 2026. The net proceeds from the September 2016 Notes were $1.98 billion, after deducting debt discount and issuance costs.
Both the September 2016 Notes and the March 2020 Notes, or collectively, the Notes, are our unsecured senior obligations and rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness. The Notes are structurally subordinated to the liabilities of our subsidiaries and are effectively subordinated to any secured indebtedness to the extent of the value of the assets securing such indebtedness. All existing and future liabilities of our subsidiaries will be effectively senior to the Notes.
The carrying value of the Notes and the associated interest rates were as follows:

	Expected Remaining Term (years)	Effective Interest Rate	April 26, 2020	January 26, 2020
			(In millions)
2.20% Notes Due 2021	1.4	2.38%	$1,000	$1,000
3.20% Notes Due 2026	6.4	3.31%	1,000	1,000
2.85% Notes Due 2030	9.9	2.93%	1,500	—
3.50% Notes Due 2040	19.9	3.54%	1,000	—
3.50% Notes Due 2050	30.0	3.54%	2,000	—
3.70% Notes Due 2060	40.0	3.73%	500	—
Unamortized debt discount and issuance costs			(41)	(9)
Net carrying amount			$6,959	$1,991

The Notes require the Company to comply with certain covenants for which the Company was in compliance as of April 26, 2020.
Revolving Credit Facility
We have a Credit Agreement under which we may borrow up to $575 million for general corporate purposes and can obtain revolving loan commitments up to $425 million. As of April 26, 2020, we had not borrowed any amounts under this agreement.
The Credit Agreement governing the revolving credit facility requires the Company to comply with a leverage ratio covenant. As of April 26, 2020, the Company was in compliance with this financial covenant.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of April 26, 2020, we had not issued any commercial paper.
Note 13 - Commitments and Contingencies
Purchase Obligations
As of April 26, 2020, we had outstanding inventory purchase obligations totaling $1.76 billion and other purchase obligations totaling $287 million.
Accrual for Product Warranty Liabilities
The estimated amount of product returns and warranty liabilities was $16 million and $15 million as of April 26, 2020 and January 26, 2020, respectively, and the activities related to the warranty liabilities were not significant.
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
Litigation
Securities Class Action and Derivative Lawsuits
On December 21, 2018, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, captioned Iron Workers Joint Funds v. Nvidia Corporation, et al. (Case No. 18-cv-7669), naming as defendants NVIDIA and certain of NVIDIA’s officers. On December 28, 2018, a substantially similar purported securities class action was commenced in the Northern District of California, captioned Oto v. Nvidia Corporation, et al. (Case No. 18-cv-07783), naming the same defendants, and seeking substantially similar relief. On February 19, 2019, a number of shareholders filed motions to consolidate the two cases and to be appointed lead plaintiff and for their respective counsel to be appointed lead counsel. On March 12, 2019, the two cases were consolidated under case number 4:18-cv-07669-HSG and titled In Re NVIDIA Corporation Securities Litigation. On May 2, 2019, the Court appointed lead plaintiffs and lead counsel. On June 21, 2019, the lead plaintiffs filed a consolidated class action complaint. The consolidated complaint asserts that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and SEC Rule 10b-5, by making materially false or misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand between May 10, 2017 and November 14, 2018. The plaintiffs also allege that the NVIDIA executives who they named as defendants violated Section 20(a) of the Exchange Act. The plaintiffs seek class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees and expert fees, and further relief as the Court may deem just and proper. On August 2, 2019, NVIDIA moved to dismiss the consolidated class action complaint on the basis that plaintiffs failed to state any claims for violations of the securities laws by NVIDIA or the named defendants. On March 16, 2020, the Court issued an order dismissing the consolidated class action complaint with leave to amend. The plaintiffs filed an amended complaint on May 13, 2020.
On January 18, 2019, a shareholder, purporting to act on behalf of NVIDIA, filed a derivative lawsuit in the Northern District of California, captioned Han v. Huang, et al. (Case No. 19-cv-00341), seeking to assert claims on behalf of NVIDIA against the members of NVIDIA’s board of directors and certain officers. The lawsuit asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act based on the dissemination of allegedly false and misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand. The plaintiff is seeking unspecified damages and other relief, including reforms and improvements to NVIDIA’s corporate governance and internal procedures. On February 12, 2019, a substantially similar derivative lawsuit was filed in the Northern District of California captioned Yang v. Huang, et. al. (Case No. 19-cv-00766), naming the same named defendants, and seeking the same relief. On February 19, 2019, a third substantially similar derivative lawsuit was filed in the Northern District of California captioned The Booth Family Trust v. Huang, et. al. (Case No. 3:19-cv-00876), naming the same named defendants, and seeking substantially the same relief. On March 12, 2019, the three derivative actions were consolidated under case number 4:19-cv-00341-HSG, and titled In re NVIDIA Corporation Consolidated Derivative Litigation. The Court approved the parties’ stipulation to stay the

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In Re NVIDIA Corporation Consolidated Derivative Litigation pending resolution of any motion to dismiss that NVIDIA may file in the In Re NVIDIA Corporation Securities Litigation.
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
Accounting for Loss Contingencies
We are engaged in legal actions not described above arising in the ordinary course of business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position. As of April 26, 2020, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, except as specifically described above, any possible loss or range of loss in these matters cannot be reasonably estimated at this time.
Note 14 - Shareholders’ Equity
Capital Return Program
Beginning August 2004, our Board of Directors authorized us to repurchase our stock.
Through April 26, 2020, we have repurchased an aggregate of 260 million shares under our share repurchase program for a total cost of $7.08 billion. All shares delivered from these repurchases have been placed into treasury stock. As of April 26, 2020, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $7.24 billion through December 2022.
During the first quarter of fiscal year 2021, we paid $98 million in cash dividends to our shareholders.
Note 15 - Segment Information
Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making decisions and assessing financial performance. Previously, we had reported two operating segments: GPU and Tegra Processor. During the first quarter of fiscal year 2021, we changed our operating segments to be consistent with the revised manner in which our CODM reviews our financial performance and allocates resources. The two new operating segments are "Graphics" and "Compute & Networking". Comparative periods presented reflect this change. Our operating segments are equivalent to our reportable segments.
Our Graphics segment includes GeForce GPUs for gaming and PCs, the GeForce NOW game streaming service and related infrastructure, and solutions for gaming platforms; Quadro GPUs for enterprise design; GRID software for cloud-based visual and virtual computing; and automotive platforms for infotainment systems. Our Compute & Networking segment includes Data Center platforms and systems for artificial intelligence, or AI, high performance computing, or HPC, and accelerated computing; DRIVE for autonomous vehicles; and Jetson for robotics and other embedded platforms.
Operating results by segment include costs or expenses that are directly attributable to each segment, and costs or expenses that are leveraged across our unified architecture and therefore allocated between our two segments.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The “All Other” category includes the expenses that our CODM does not assign to either Graphics or Compute & Networking for purposes of making operating decisions or assessing financial performance. The expenses include stock-based compensation expense, corporate infrastructure and support costs, acquisition-related costs, legal settlement costs, and other non-recurring charges and benefits that our CODM deems to be enterprise in nature.
Our CODM does not review any information regarding total assets on a reportable segment basis. Depreciation and amortization expense directly attributable to each reportable segment is included in operating results for each segment. However, the CODM does not evaluate depreciation and amortization expense by operating segment and, therefore, it is not separately presented. There is no intersegment revenue. The accounting policies for segment reporting are the same as for our consolidated financial statements. The table below presents details of our reportable segments and the “All Other” category.

	Graphics	Compute & Networking	All Other	Consolidated
	(In millions)
Three Months Ended April 26, 2020
Revenue	$1,906	$1,174	$—	$3,080
Operating income (loss)	$836	$451	$(311)	$976

Three Months Ended April 28, 2019
Revenue	$1,526	$694	$—	$2,220
Operating income (loss)	$532	$95	$(269)	$358

	Three Months Ended
	April 26, 2020	April 28, 2019
	(In millions)
Reconciling items included in "All Other" category:
Stock-based compensation expense	$(224)	$(178)
Unallocated cost of revenue and operating expenses	(82)	(70)
Acquisition-related and other costs	(5)	(10)
Legal settlement costs	—	(11)
Total	$(311)	$(269)

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on the invoicing address by geographic regions:

	Three Months Ended
	April 26,	April 28,
	2020	2019
	(In millions)
Revenue:
Taiwan	$813	$698
China (including Hong Kong)	758	553
Other Asia Pacific	607	422
United States	497	165
Europe	254	249
Other countries	151	133
Total revenue	$3,080	$2,220
The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Three Months Ended
	April 26,	April 28,
	2020	2019
	(In millions)
Revenue:
Gaming	$1,339	$1,055
Professional Visualization	307	266
Data Center	1,141	634
Automotive	155	166
OEM and Other	138	99
Total revenue	$3,080	$2,220
No customer represented 10% or more of total revenue for the first quarter of fiscal year 2021. One customer represented 11% of our total revenue for the first quarter of fiscal year 2020, and was attributable primarily to the Graphics segment.
One customer represented 15% and 21% of our accounts receivable balance as of April 26, 2020 and January 26, 2020, respectively.
Note 16 - Goodwill
During the first quarter of fiscal year 2021, we changed our operating segments to Graphics and Compute & Networking, as discussed in Note 15 of these Notes to Condensed Consolidated Financial Statements. As a result, our reporting units also changed, and we have reassigned the goodwill balance to the new reporting units based on their relative fair values. We determined there was no goodwill impairment immediately prior to the reorganization. As of April 26, 2020, the total carrying amount of goodwill was $628 million and the amount of goodwill allocated to our Graphics and Compute & Networking reporting units were $347 million and $281 million, respectively. In the first quarter of fiscal year 2021, goodwill increased by $10 million related to acquisition activity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. Other statements in this Form 10-Q regarding the potential future impact of the COVID-19 pandemic on the Company’s business and results of operations are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
All references to “NVIDIA,” “we,” “us,” “our” or the “Company” mean NVIDIA Corporation and its subsidiaries.
NVIDIA, the NVIDIA logo, GeForce, GeForce NOW, GeForce RTX SUPER, NVIDIA CUDA, NVIDIA DGX, NVIDIA EGX AI Edge, NVIDIA GRID, NVIDIA Jarvis, NVIDIA Jetson, NVIDIA Merlin, NVIDIA RTX, Mellanox, Quadro, Quadro RTX, and Tegra are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and/or other countries. Other company and product names may be trademarks of the respective companies with which they are associated. Features, pricing, availability, and specifications are subject to change without notice.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” of our Annual Report on Form 10-K for the fiscal year ended January 26, 2020 and “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and our Condensed Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q, before deciding to purchase or sell shares of our common stock.
Overview
Our Company and Our Businesses
NVIDIA pioneered accelerated computing to help solve the most challenging computational problems. Starting with a focus on PC graphics, we extended our focus in recent years to the revolutionary field of AI. Fueled by the sustained demand for exceptional 3D graphics and the scale of the gaming market, NVIDIA leveraged its GPU architecture to create platforms for virtual reality, HPC, and AI.
Through fiscal year 2020, our reportable segments were GPU and Tegra Processor. Starting with the first quarter of fiscal year 2021, our reportable segments have changed to "Graphics" and "Compute & Networking".
Our Graphics segment includes GeForce GPUs for gaming and PCs, the GeForce NOW game streaming service and related infrastructure, and solutions for gaming platforms; Quadro GPUs for enterprise design; GRID software for cloud-based visual and virtual computing; and automotive platforms for infotainment systems.
Our Compute & Networking segment includes Data Center platforms and systems for AI, HPC, and accelerated computing; DRIVE for autonomous vehicles; and Jetson for robotics and other embedded platforms. Starting with the second quarter of fiscal year 2021, we will include Mellanox revenue in this segment.

All prior period comparisons presented reflect our new reportable segments. Our market platforms – Gaming, Professional Visualization, Data Center, Automotive, OEM and Other – remain unchanged. We will incorporate Mellanox in our Data Center market platform.
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

Recent Developments, Future Objectives and Challenges
COVID-19
The novel strain of the coronavirus identified in late calendar 2019 (COVID-19) has spread to a worldwide pandemic within the first quarter of fiscal year 2021. Government authorities around the world implemented measures to try to contain the disease, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. Since March 2020, most of our employees have been working remotely and we temporarily prohibited business travel.
During the first quarter of fiscal year 2021, we experienced disruptions to our supply chain and logistical services provided by outsourcing partners and component supply, primarily based in Asia. These disruptions adversely impacted our linearity of supply and sales within the quarter.
The shelter-in-place or similar global orders have impacted demand for our gaming products in many jurisdictions that rely on purchases at physical retailers due to temporary store closures, and demand from iCafes located in China which have temporarily closed. In addition, the global demand for automobiles has decreased during this time which negatively impacts demand for our automotive products and solutions. In some regions, the shelter-in-place orders have driven a temporary increase in demand, that may not be sustainable, for gaming, OEM platforms and compute infrastructure as a result of work from home, learn at home, and gaming.
The full extent and duration of COVID-19 is uncertain. If the COVID-19 pandemic continues for an extended period, the timing and overall demand from customers and the availability of supply chain, logistical services and component supply could have a material net negative impact on our business and financial results. Refer to Part II, Item 1A of this Form 10-Q for additional information under the heading “Risk Factors”.
First Quarter of Fiscal Year 2021 Summary

	Three Months Ended
	April 26, 2020	January 26, 2020	April 28, 2019	Quarter-over-Quarter Change	Year-over-Year Change
	($ in millions, except per share data)
Revenue	$3,080	$3,105	$2,220	(1)%	39%
Gross margin	65.1%	64.9%	58.4%	20 bps	670 bps
Operating expenses	$1,028	$1,025	$938	—%	10%
Income from operations	$976	$990	$358	(1)%	173%
Net income	$917	$950	$394	(3)%	133%
Net income per diluted share	$1.47	$1.53	$0.64	(4)%	130%
Revenue for the first quarter was $3.08 billion, up 39% from a year earlier and down 1% sequentially.
Graphics segment revenue for the first quarter was $1.91 billion, up 25% from a year earlier and down 9% sequentially.
Compute & Networking segment revenue for the first quarter was $1.17 billion, up 69% from a year ago and up 15% sequentially.
From a market-platform perspective, Gaming revenue for the first quarter was $1.34 billion, up 27% from a year ago and down 10% sequentially. The year-on-year increase reflects higher sales across our major gaming products. The sequential decrease reflects seasonally lower sales of GeForce desktop GPUs for gaming, partially offset by higher sales of SoCs for gaming platforms and GeForce laptop GPUs.
Professional Visualization revenue for the first quarter was $307 million, up 15% from a year earlier and down 7% sequentially. The year-on-year growth reflects strength in laptop and desktop workstations. The sequential decrease was driven by lower sales of desktop workstations, partially offset by strength in laptop workstations.
Data Center revenue for the first quarter was $1.14 billion, up 80% from a year ago and up 18% sequentially, driven by higher vertical industries and hyperscale demand.

Automotive revenue was $155 million, down 7% from a year earlier and down 5% sequentially, primarily reflecting lower legacy infotainment revenue.
OEM and Other revenue for the first quarter was $138 million, up 39% from a year ago and down 9% sequentially. The year-on-year increase was primarily due to higher demand for entry level laptop GPUs from PC OEMs. The sequential decrease reflects seasonally lower sales of entry-level GPUs for PC OEMs.
Gross margin for the first quarter of fiscal year 2021 was 65.1%, up 670 basis points from a year earlier and up 20 basis points sequentially. The year-on-year increase was primarily driven by GeForce GPU product mix and higher Data Center sales. The sequential increase was Data Center, partially offset by product mix in GeForce GPUs.
Operating expenses for the first quarter of fiscal year 2021 were $1.03 billion, up 10% from a year earlier and flat sequentially. The year-on-year growth primarily reflects employee additions and increases in employee compensation and other related costs, including stock-based compensation and infrastructure costs.
Income from operations for the first quarter of fiscal year 2021 was $976 million, up 173% from a year earlier and down 1% sequentially. Net income for the first quarter of fiscal year 2021 was $917 million. Net income per diluted share for the first quarter of fiscal year 2021 were $1.47, up 130% from a year earlier and down 4% sequentially.
In the first quarter of fiscal year 2021, we paid dividends of $98 million. Due to the current market uncertainties, we are evaluating the timing of resuming share repurchases and will remain nimble based on market conditions. We are currently authorized to repurchase up to $7.24 billion through December 2022. We remain committed to paying quarterly dividends.
Cash, cash equivalents and marketable securities at the end of the first quarter were $16.35 billion, up from $7.80 billion a year earlier and $10.90 billion in the prior quarter, reflecting the issuance of $5 billion of March 2020 Notes and strong operating cash flow.
Subsequent to the end of the first quarter of fiscal year 2021, we closed the acquisition of Mellanox for a transaction value of approximately $7.0 billion in cash on April 27, 2020.
Market Platform Highlights
During the first quarter of fiscal year 2021, in our Gaming platform, we launched Minecraft with RTX as an open beta on Windows 10; announced the release of laptop models powered by NVIDIA GeForce GPUs; expanded the RTX Studio lineup powered by new GeForce RTX SUPER GPUs; released DLSS 2.0; and expanded NVIDIA GeForce NOW.
In our Professional Visualization platform, we powered Autodesk’s latest 3D visualization software with NVIDIA Quadro RTX; accelerated Altair's engineering software with NVIDIA CUDA; and brought Quadro professional graphics to HP's mobile workstation lineup.
In our Data Center platform, we introduced NVIDIA A100 data center GPU, the first based on the NVIDIA Ampere architecture; launched the NVIDIA DGX A100; introduced two products for the EGX Edge AI platform; released NVIDIA Jarvis; collaborated with the open-source community to bring end-to-end GPU acceleration to Apache Spark 3.0; and announced NVIDIA Merlin.
Financial Information by Business Segment and Geographic Data
Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for disclosure regarding segment information.

Results of Operations
The following table sets forth, for the periods indicated, certain items in our Condensed Consolidated Statements of Income expressed as a percentage of revenue.

	Three Months Ended
	April 26, 2020	April 28, 2019
Revenue	100.0%	100.0%
Cost of revenue	34.9	41.6
Gross profit	65.1	58.4
Operating expenses
Research and development	23.9	30.4
Sales, general and administrative	9.5	11.9
Total operating expenses	33.4	42.3
Income from operations	31.7	16.1
Interest income	1.0	2.0
Interest expense	(0.8)	(0.6)
Other income, net	0.2	1.4
Income before income tax	31.9	17.5
Income tax expense (benefit)	2.1	(0.2)
Net income	29.8%	17.7%
Revenue
Revenue by Reportable Segments

	Three Months Ended
	April 26, 2020	April 28, 2019	$ Change	% Change
	($ in millions)
Graphics	$1,906	$1,526	$380	25%
Compute & Networking	1,174	694	480	69%
Total	$3,080	$2,220	$860	39%
Graphics - Graphics segment revenue increased 25% in the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020, which reflects growth in GeForce gaming and Quadro GPU revenue. Gaming increased 28%, reflecting revenue growth across all platforms. Revenue from Quadro GPUs increased by 24%, reflecting strength in desktop and laptop workstations.
Compute & Networking - Compute & Networking segment revenue increased 69% for the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020, driven by an increase in data center-related sales for vertical industries and hyperscales.
Concentration of Revenue
Revenue from sales to customers outside of the United States accounted for 84% and 93% of total revenue for the first quarter of fiscal years 2021 and 2020, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.
No customer represented 10% or more of total revenue or the first quarter of fiscal year 2021. One customer represented 11% of our total revenue for the first quarter of fiscal year 2020 and was attributable primarily to the Graphics segment.

Gross Margin
Our overall gross margin increased to 65.1% for the first quarter of fiscal year 2021 from 58.4% for the first quarter of fiscal year 2020. The increase in fiscal year 2021 is primarily driven by GeForce GPU product mix and higher data center sales.
Inventory provisions totaled $36 million and $43 million for the first quarter of fiscal years 2021 and 2020, respectively. Sales of inventory that was previously written-off or -down totaled $39 million and $12 million for the first quarter of fiscal years 2021 and 2020, respectively. As a result, the overall net effect on our gross margin was a favorable impact of 0.1% and unfavorable impact of 1.4% for the first quarter of fiscal years 2021 and 2020, respectively.
A discussion of our gross margin results for each of our reportable segments is as follows:
Graphics - The gross margin of our Graphics segment increased during the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020, primarily driven by GeForce GPU product mix.
Compute & Networking - The gross margin of our Compute & Networking segment increased during the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020, primarily driven by higher data center sales.
Operating Expenses

	Three Months Ended
	April 26, 2020	April 28, 2019	$ Change	% Change
	($ in millions)
Research and development expenses	$735	$674	$61	9%
% of net revenue	24%	30%
Sales, general and administrative expenses	293	264	29	11%
% of net revenue	10%	12%
Total operating expenses	$1,028	$938	$90	10%
Research and Development
Research and development expenses increased by 9% during the first quarter of fiscal year 2021, compared to the first quarter of fiscal year 2020, driven primarily by employee additions, increases in employee compensation and other related costs, including infrastructure costs and stock-based compensation expense.
Sales, General and Administrative
Sales, general and administrative expenses increased by 11% during the first quarter of fiscal year 2021, compared to the first quarter of fiscal year 2020, driven primarily by employee additions, increases in employee compensation and other related costs, including infrastructure costs and stock-based compensation expense.
Other Income, Net
Interest Income and Interest Expense
Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $31 million and $44 million during the first quarter of fiscal years 2021 and 2020, respectively. The decrease in interest income was primarily due to lower interest earned on our investments.
Interest expense is primarily comprised of coupon interest and debt discount amortization related to our September 2016 Notes and March 2020 Notes. Interest expense was $25 million and $13 million during the first quarters of fiscal years 2021 and 2020, respectively.
Income Taxes
We recognized an income tax expense of $64 million for the first quarter of fiscal year 2021 and an income tax benefit of $5 million for the first quarter of fiscal year 2020. The income tax expense as a percentage of income before income tax was 6.6% for the first quarter of fiscal year 2021 and income tax benefit as a percentage of income before income tax was 1.3% for the first quarter of fiscal year 2020.
The increase in our effective tax rate for the first quarter of fiscal year 2021 as compared to the first quarter of fiscal year 2020 was primarily due to a decrease of tax benefits from stock-based compensation.
Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information.
Liquidity and Capital Resources

	April 26, 2020	January 26, 2020
	(In millions)
Cash and cash equivalents	$15,494	$10,896
Marketable securities	860	1
Cash, cash equivalents and marketable securities	$16,354	$10,897

	Three Months Ended
	April 26, 2020	April 28, 2019
	(In millions)
Net cash provided by operating activities	$909	$720
Net cash provided by (used in) investing activities	$(1,055)	$1,495
Net cash provided by (used in) financing activities	$4,744	$(225)
As of April 26, 2020, we had $16.35 billion in cash, cash equivalents and marketable securities, an increase of $5.46 billion from the end of fiscal year 2020. Our investment policy requires the purchase of highly rated fixed income securities, the diversification of investment types and credit exposures, and certain limits on our portfolio duration.
Cash provided by operating activities increased in the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020, due to higher net income partially offset by changes in working capital. Change in working capital was driven by an increase in accounts receivable, an increase in inventory, and changes in operating liabilities.
Cash used in investing activities increased in the first quarter of fiscal year 2021 compared to cash provided in the first quarter of fiscal year 2020, due to absence of maturities of marketable securities.
Cash provided by financing activities increased in the first quarter of fiscal year 2021 compared to cash used in the first quarter of fiscal year 2020, due to the debt issued in the first quarter of fiscal year 2021.
Liquidity
Our primary sources of liquidity are our cash and cash equivalents, our marketable securities, and the cash generated by our operations. As of April 26, 2020, we had $16.35 billion in cash, cash equivalents and marketable securities. Our marketable securities consist of debt securities issued by the U.S. government and its agencies, highly rated corporations and financial institutions, and certificates of deposits. These marketable securities are denominated in United States dollars. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information. We believe that we have sufficient liquidity to meet our operating requirements and capital expenditures for at least the next twelve months. Subsequent to the first quarter of fiscal year 2021, we used approximately $7.0 billion to close the Mellanox acquisition.
As a result of the Tax Cuts and Jobs Act, substantially all of our cash, cash equivalents and marketable securities held outside of the United States as of April 26, 2020 are available for use in the United States without incurring additional U.S. federal income taxes.
Capital Return to Shareholders
In the first quarter of fiscal year 2021, we returned $98 million in quarterly cash dividends. As of April 26, 2020, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $7.24 billion through December 2022. We did not repurchase any shares during the first quarter of fiscal year 2021. Due to the current market uncertainties, we are evaluating the timing of resuming share repurchases and will remain nimble based on market conditions. We remain committed to paying quarterly dividends.
Our cash dividend program and the payment of future cash dividends under that program are subject to our Board's continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.
Outstanding Indebtedness and Credit Facilities
In March 2020, we issued $1.50 billion of the 2.85% Notes Due 2030, $1.00 billion of the 3.50% Notes Due 2040, $2.00 billion of the 3.50% Notes Due 2050, and $500 million of the 3.70% Notes Due 2060, or collectively, the March 2020 Notes. The net proceeds from the March 2020 Notes were $4.97 billion, after deducting debt discounts and estimated issuance costs.
In September 2016, we issued $1.00 billion of the 2.20% Notes Due 2021 and $1.00 billion of the 3.20% Notes Due 2026, or collectively, the September 2016 Notes. The net proceeds from the September 2016 Notes were $1.98 billion, after deducting debt discounts and issuance costs.
We have a Credit Agreement under which we may borrow up to $575 million for general corporate purposes and can obtain revolving loan commitments up to $425 million. As of April 26, 2020, we had not borrowed any amounts under this agreement.
We have a $575 million commercial paper program to support general corporate purposes. As of April 26, 2020, we had not issued any commercial paper.
Off-Balance Sheet Arrangements
As of April 26, 2020, we had no material off-balance sheet arrangements as defined by applicable SEC regulations.
Contractual Obligations
There were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 26, 2020.
Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended January 26, 2020 for a description of our contractual obligations.
Adoption of New and Recently Issued Accounting Pronouncements
Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of adoption of new and recently issued accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment and Interest Rate Risk
Financial market risks related to investment and interest rate risk are described in our Annual Report on Form 10-K for the fiscal year ended January 26, 2020. As of April 26, 2020, there have been no material changes as a result of the COVID-19 pandemic to the financial market risks described as of January 26, 2020.
Foreign Exchange Rate Risk
The impact of foreign currency transactions related to foreign exchange rate risk is described in our Annual Report on Form 10-K for the fiscal year ended January 26, 2020. As of April 26, 2020, there have been no material changes as a result of the COVID-19 pandemic to the foreign exchange rate risks described as of January 26, 2020.
Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of April 26, 2020, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting despite the fact that virtually all of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their operating effectiveness.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Part I, Item 1, Note 13 of the Notes to Condensed Consolidated Financial Statements for a discussion of significant developments in our legal proceedings since January 26, 2020. Also refer to Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended January 26, 2020 for a prior discussion of our legal proceedings.
ITEM 1A. RISK FACTORS
Refer to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 26, 2020. Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 26, 2020.
Before you buy our common stock, you should know that making such an investment involves some risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 26, 2020. Additionally, any one of those risks could harm our business, financial condition and results of operations, which could cause our stock price to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
The recent novel coronavirus (COVID-19) pandemic could materially adversely affect our financial condition and results of operations.
The novel strain of the coronavirus identified in late calendar 2019 (COVID-19) has spread worldwide, resulting in shutdowns of manufacturing and commerce in the months that followed. Since then, COVID-19 has resulted in government authorities implementing numerous measures to try to contain the disease, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. Our corporate headquarters, and a portion of our research and development activities and data center capacity, are located in California, and other critical business operations, including most of our finished goods inventory, and many of our key suppliers, are located in the Asia Pacific Region. We have development, operations and employees in China, Hong Kong, India and Taiwan, and the Asia Pacific region represents an important end market for our products. Our customers and suppliers within the Asia Pacific region are also affected by COVID-19 related restrictions and closures. These measures have impacted, and may further impact, our workforce and operations, the operations of our customers and our partners, and those of our respective vendors and suppliers (including our subcontractors and third-party contract manufacturers). For example, during the first quarter of fiscal year 2021, we experienced disruptions to our supply chain and logistical services provided by outsourcing partners and component supply, primarily based in Asia. The shelter-in-place or similar global orders have impacted demand for our gaming products in many jurisdictions that rely on purchases at physical retailers due to temporary store closures, and demand from iCafes located in China which have temporarily closed. In addition, the global demand for automobiles has decreased during this time which negatively impacts demand for our automotive products and solutions. In some regions, the shelter-in-place orders have driven a temporary increase in demand, that may not be sustainable, for gaming, OEM platforms and compute infrastructure as a result of work from home, learn at home, and gaming.
The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including Taiwan, China, Hong Kong and Korea. Additionally, a significant portion of our finished goods product distribution occurs through Hong Kong. Each of these countries has been affected by the pandemic and has taken measures to try to contain it. There is considerable uncertainty regarding the impact of such measures and potential future measures, including restrictions on manufacturing facilities, on our support operations or workforce, or on our customers, partners, vendors and suppliers. Such measures, as well as restrictions or disruptions of transportation, such as reduced availability or increased cost of air transport, port closures and increased border controls or closures, could limit our capacity to meet customer demand and have a material adverse effect on our financial condition and results of operations.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, mandatory work-from-home policies and cancellation of physical participation in meetings, events and conferences), and we may take further actions as required by government authorities or that we determine are in the best interests of our employees, customers, partners and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the disease, and our ability to perform critical functions could be harmed.
In addition, while the extent and duration of the COVID-19 pandemic on the global economy and our business in particular is difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce our ability to access capital or our customers’ ability to pay us for past or future purchases, which could negatively affect our liquidity. The COVID-19 pandemic could also reduce the demand for our products. In addition, a recession or financial market correction resulting from the spread of COVID-19 could decrease overall technology spending, adversely affecting demand for our products, our business and the value of our common stock.
The global pandemic of COVID-19 continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the disease or treat its impact, related restrictions on travel, and the duration, timing and severity of the impact on customer spending, including any recession resulting from the pandemic, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, access to sources of liquidity and financial condition, though the full extent and duration is uncertain.
Business disruptions could harm our business, lead to a decline in revenue and increase our costs.
Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, outages at cloud service providers, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, cyber-attacks, terrorist attacks, medical epidemics or pandemics (including, but not limited to, COVID-19) and other natural or man-made disasters, catastrophic events or climate change. The occurrence of any of these disruptions could harm our business and result in significant losses, a decline in revenue and an increase in our costs and expenses. Any of these business disruptions could require substantial expenditures and recovery time in order to fully resume operations. Such risks are discussed further in the risk factor “The recent novel coronavirus (COVID-19) pandemic could materially adversely affect our financial condition and results of operations.” Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations, finished goods inventory, and some of our suppliers are located in Asia, near major earthquake faults known for seismic activity. In addition, a large portion of our current data center capacity is located in California, making our operations vulnerable to natural disasters or other business disruptions occurring in these geographical areas. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including Taiwan, China, Hong Kong, and Korea. Additionally, a significant portion of our finished goods product distribution occurs through Hong Kong. Geopolitical change or changes in government regulations and policies in the United States or abroad may result in changing regulatory requirements, trade policies, import duties and economic disruptions that could impact our operating strategies, product demand, access to global markets, hiring, and profitability. In particular, revisions to laws or regulations or their interpretation and enforcement could result in increased taxation, trade sanctions, the imposition of import duties or tariffs, restrictions and controls on imports or exports, or other retaliatory actions, which could have an adverse effect on our business plans. For example, regulations to implement the Export Control Reform Act of 2018 could have an adverse effect on our business plans. Catastrophic events can also have an impact on third-party vendors who provide us critical infrastructure services for IT and research and development systems and personnel. Our operations could be harmed if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, high heat events or water shortages, information technology system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our third-party foundries and other suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown. In the event a major earthquake or other disaster or catastrophic event affects us or the third-party systems on which we rely, our business could be harmed as a result of declines in revenue, increases in expenses, substantial expenditures and time spent to fully resume operations.
We are subject to risks and uncertainties associated with international operations, which may harm our business.
We conduct our business worldwide and we have offices in various countries outside of the United States. Our semiconductor wafers are manufactured, assembled, tested and packaged by third parties located outside of the United States. We also generate a significant portion of our revenue from sales outside the United States. We allocate revenue to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. Revenue from sales outside of the United States accounted for 84% and 93% of total revenue for the first quarter of fiscal years 2021 and 2020, respectively Revenue from billings to China, including Hong Kong, was 25% of our revenue for the first quarter of fiscal year 2021, even if our customers' revenue is attributable to end customers that are located in a different location. Additionally, as of April 26, 2020, approximately 46% of our employees were located outside of the United States. The global nature of our business subjects us to a number of risks and uncertainties, which could have a material adverse effect on our business, financial condition and results of operations, including:
•international economic and political conditions, including as a result of the United Kingdom's vote to withdraw from the European Union, and other political tensions between countries in which we do business;
•unexpected changes in, or impositions of, legislative or regulatory requirements, including changes in tax laws;
•differing legal standards with respect to protection of intellectual property and employment practices;
•local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act and other anticorruption laws and regulations;
•exporting or importing issues related to export or import restrictions, including deemed export restrictions, tariffs, quotas and other trade barriers and restrictions;
•disruptions of capital and trading markets and currency fluctuations;
•increased costs due to imposition of climate change regulations, such as carbon taxes, fuel or energy taxes, and pollution limits; and
•natural disasters, public health issues (including the COVID-19 pandemic discussed further in the risk factor “The recent novel coronavirus (COVID-19) pandemic could materially adversely affect our financial condition and results of operations,” above), and other catastrophic events.
If our sales outside of the United States are delayed or cancelled because of any of the above factors, our revenue may be negatively impacted.
Adverse changes in global or regional economic conditions, including recession or slowing growth, changes or uncertainty in fiscal, monetary, or trade policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses including on IT infrastructure, increases in unemployment, and lower consumer confidence and spending, periodically occur. The COVID-19 pandemic has significantly increased economic and demand uncertainty. It is likely that the continued spread of COVID-19 will cause an economic slowdown, and it is possible that it could cause a global recession. Adverse changes in economic conditions, including as a result of the pandemic, can significantly harm demand for our products and make it more challenging to forecast our operating results and make business decisions, including regarding prioritization of investments in our business. An economic downturn or increased uncertainty may also lead to increased credit and collectability risks, higher borrowing costs or reduced availability of capital markets, reduced liquidity, adverse impacts on our suppliers, failures of counterparties including financial institutions and insurers, asset impairments, and declines in the value of our financial instruments.
We may not be able to realize the potential financial or strategic benefits of business acquisitions or strategic investments, including the Mellanox acquisition, and we may not be able to successfully integrate acquisition targets, which could hurt our ability to grow our business, develop new products or sell our products.
We have in the past acquired and invested in, and may continue to acquire and invest in, other businesses that offer products, services and technologies that we believe will help expand or enhance our existing products, strategic objectives and business. We completed our acquisition of Mellanox for approximately $7.0 billion on April 27, 2020. The Mellanox acquisition and other past or future acquisitions or investments involve significant challenges and risks, and could impair our ability to grow our business, develop new products or sell our products, and ultimately could have a negative impact on our growth or our financial results. Given that our resources are limited, our decision to pursue a transaction has opportunity costs; accordingly, if we pursue a particular transaction, we may need to forgo the prospect of entering into other transactions that could help us achieve our strategic objectives. Additional risks related to the Mellanox acquisition, and other acquisitions or strategic investments include, but are not limited to:
•difficulty in combining the technology, products, operations or workforce of the acquired business with our business;
•diversion of capital and other resources, including management’s attention;
•assumption of liabilities and incurring amortization expenses, impairment charges to goodwill or write-downs of acquired assets;
•integrating financial forecasting and controls, procedures and reporting cycles;
•coordinating and integrating operations in countries in which we have not previously operated;
•difficulty in realizing a satisfactory return, if at all;
•difficulty in obtaining regulatory, other approvals or financing;
•failure and costs associated with the failure to consummate a proposed acquisition or other strategic investment;
•legal proceedings initiated as a result of an acquisition or investment;
•uncertainties and time needed to realize the benefits of an acquisition or strategic investment, if at all;
•negative changes in general economic conditions in the regions or the industries in which we or our target operate;
•the need to later divest acquired assets if an acquisition does not meet our expectations;
•potential failure of our due diligence processes to identify significant issues with the acquired assets or company; and
•impairment of relationships with, or loss of our or our target’s, employees, vendors and customers, as a result of our acquisition or investment.
Our indebtedness could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.
In September 2016, we issued $2.00 billion of the September 2016 Notes. In March 2020, we issued $5.00 billion of the March 2020 Notes.

Our indebtedness may limit our ability to use our cash flow or borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes. Additionally, our obligation to make payments related to the Notes could impact our cash balance and limit our ability to use our cash for our capital return program and our other liquidity needs, including working capital, capital expenditures, acquisitions, investments and other general corporate purposes.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Beginning August 2004, our Board of Directors authorized us to repurchase our stock.
Since the inception of our share repurchase program, we have repurchased an aggregate of 260 million shares for a total cost of $7.08 billion through April 26, 2020. All shares delivered from these repurchases have been placed into treasury stock.
The repurchases can be made in the open market, in privately negotiated transactions, or in structured share repurchase programs, and can be made in one or more larger repurchases. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.
In the first quarter of fiscal year 2021, we returned $98 million in quarterly cash dividends. As of April 26, 2020, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $7.24 billion through December 2022. We did not repurchase any shares during the first quarter of fiscal year 2021. Due to the current market uncertainties, we are evaluating the timing of resuming share repurchases and will remain nimble based on market conditions. We remain committed to paying quarterly dividends.
Restricted Stock Unit Share Withholding
We also withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our employee equity incentive program. During the first quarter of fiscal year 2021, we withheld approximately 1 million shares at a total cost of $222 million through net share settlements. Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plans.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
2.1^	Agreement and Plan of Merger, dated March 10, 2019, by and among NVIDIA Corporation, NVIDIA International Holdings Inc., Mellanox Technologies Ltd., and Teal Barvaz Ltd.^	8-K	000-23985	2.1	3/11/2019
4.1	Indenture, dated as of September 16, 2016, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	000-23985	4.1 (filed as Exhibit 4.1 to NVIDIA Corporation’s Current Report on Form 8-K filed on September 16, 2016 (File No. 000-23985))	3/31/2020
4.2	Officers’ Certificate, dated as of March 31, 2020.	8-K	000-23985	4.2	3/31/2020
4.3	Form of 2030 Note	8-K	000-23985	4.3 (included in Exhibit 4.2)	3/31/2020
4.4	Form of 2040 Note	8-K	000-23985	4.4 (included in Exhibit 4.2)	3/31/2020
4.5	Form of 2050 Note	8-K	000-23985	4.5 (included in Exhibit 4.2)	3/31/2020
4.6	Form of 2060 Note	8-K	000-23985	4.6 (included in Exhibit 4.2)	3/31/2020
10.1+	Fiscal Year 2021 Variable Compensation Plan	8-K	000-23985	10.1	3/10/2020
10.2*+	Amended and Restated 2007 Equity Incentive Plan – Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2020)*
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
* Filed herewith
^ Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request; provided that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.
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
Date: May 21, 2020

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)