Form 10-Q
period 2020-10-25
NVIDIA CORP
filed 2020-11-18
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 25, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.001 par value, outstanding as of November 13, 2020, was 619 million.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED October 25, 2020
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

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 25,	October 27,	October 25,	October 27,
	2020	2019	2020	2019

Revenue	$4,726	$3,014	$11,672	$7,813
Cost of revenue	1,766	1,098	4,432	3,060
Gross profit	2,960	1,916	7,240	4,753
Operating expenses
Research and development	1,047	712	2,778	2,091
Sales, general and administrative	515	277	1,437	806
Total operating expenses	1,562	989	4,215	2,897
Income from operations	1,398	927	3,025	1,856
Interest income	7	45	50	137
Interest expense	(53)	(13)	(131)	(39)
Other, net	(4)	—	(5)	—
Other income (expense), net	(50)	32	(86)	98
Income before income tax	1,348	959	2,939	1,954
Income tax expense	12	60	64	109
Net income	$1,336	$899	$2,875	$1,845

Net income per share:
Basic	$2.16	$1.47	$4.67	$3.03
Diluted	$2.12	$1.45	$4.59	$2.99

Weighted average shares used in per share computation:
Basic	618	610	616	609
Diluted	630	618	626	617
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 25,	October 27,	October 25,	October 27,
	2020	2019	2020	2019

Net income	$1,336	$899	$2,875	$1,845
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Net change in unrealized gain (loss)	(1)	—	3	9
Reclassification adjustments for net realized gain (loss) included in net income	—	—	(2)	—
Net change in unrealized gain (loss)	(1)	—	1	9
Cash flow hedges:
Net unrealized gain	5	—	10	4
Reclassification adjustments for net realized gain included in net income	4	(2)	—	(4)
Net change in unrealized gain (loss)	9	(2)	10	—
Other comprehensive income (loss), net of tax	8	(2)	11	9
Total comprehensive income	$1,344	$897	$2,886	$1,854
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	October 25,	January 26,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,251	$10,896
Marketable securities	7,888	1
Accounts receivable, net	2,546	1,657
Inventories	1,495	979
Prepaid expenses and other current assets	213	157
Total current assets	14,393	13,690
Property and equipment, net	2,059	1,674
Operating lease assets	681	618
Goodwill	4,193	618
Intangible assets, net	2,861	49
Deferred income tax assets	666	548
Other assets	2,028	118
Total assets	$26,881	$17,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,097	$687
Accrued and other current liabilities	1,574	1,097
Short-term debt	998	—
Total current liabilities	3,669	1,784
Long-term debt	5,963	1,991
Long-term operating lease liabilities	604	561
Other long-term liabilities	1,311	775
Total liabilities	11,547	5,111
Commitments and contingencies - see Note 13
Shareholders’ equity:
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	8,301	7,045
Treasury stock, at cost	(10,530)	(9,814)
Accumulated other comprehensive income	12	1
Retained earnings	17,550	14,971
Total shareholders' equity	15,334	12,204
Total liabilities and shareholders' equity	$26,881	$17,315
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED OCTOBER 25, 2020 AND OCTOBER 27, 2019
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
(In millions, except per share data)	Shares	Amount
Balances, July 26, 2020	617	$1	$7,828	$(10,232)	$4	$16,313	$13,914
Net income	—	—	—	—	—	1,336	1,336
Other comprehensive income	—	—	—	—	8	—	8
Issuance of common stock from stock plans	3	—	96	—	—	—	96
Tax withholding related to vesting of restricted stock units	(1)	—	—	(298)	—	—	(298)
Cash dividends declared and paid ($0.16 per common share)	—	—	—	—	—	(99)	(99)
Stock-based compensation	—	—	377	—	—	—	377
Balances, October 25, 2020	619	$1	$8,301	$(10,530)	$12	$17,550	$15,334
Balances, July 28, 2019	609	$1	$6,543	$(9,524)	$(1)	$13,317	$10,336
Net income	—	—	—	—	—	899	899
Other comprehensive loss	—	—	—	—	(2)	—	(2)
Issuance of common stock from stock plans	4	—	63	—	—	—	63
Tax withholding related to vesting of restricted stock units	(1)	—	—	(202)	—	—	(202)
Cash dividends declared and paid ($0.16 per common share)	—	—	—	—	—	(98)	(98)
Stock-based compensation	—	—	218	—	—	—	218
Balances, October 27, 2019	612	$1	$6,824	$(9,726)	$(3)	$14,118	$11,214
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED OCTOBER 25, 2020 AND OCTOBER 27, 2019
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
(In millions, except per share data)	Shares	Amount
Balances, January 26, 2020	612	$1	$7,045	$(9,814)	$1	$14,971	$12,204
Net income	—	—	—	—	—	2,875	2,875
Other comprehensive income	—	—	—	—	11	—	11
Issuance of common stock from stock plans	9	—	190	—	—	—	190
Tax withholding related to vesting of restricted stock units	(2)	—	—	(716)	—	—	(716)
Cash dividends declared and paid ($0.48 per common share)	—	—	—	—	—	(296)	(296)
Fair value of partially vested equity awards assumed in connection with acquisitions	—	—	86	—	—	—	86
Stock-based compensation	—	—	980	—	—	—	980
Balances, October 25, 2020	619	$1	$8,301	$(10,530)	$12	$17,550	$15,334
Balances, January 27, 2019	606	$1	$6,051	$(9,263)	$(12)	$12,565	$9,342
Net income	—	—	—	—	—	1,845	1,845
Other comprehensive income	—	—	—	—	9	—	9
Issuance of common stock from stock plans	9	—	146	—	—	—	146
Tax withholding related to vesting of restricted stock units	(3)	—	—	(463)	—	—	(463)
Cash dividends declared and paid ($0.48 per common share)	—	—	—	—	—	(292)	(292)
Stock-based compensation	—	—	627	—	—	—	627
Balances, October 27, 2019	612	$1	$6,824	$(9,726)	$(3)	$14,118	$11,214
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	October 25,	October 27,
	2020	2019
Cash flows from operating activities:
Net income	$2,875	$1,845
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	981	624
Depreciation and amortization	810	275
Deferred income taxes	(117)	(5)
Other	(2)	5
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(667)	(32)
Inventories	(190)	531
Prepaid expenses and other assets	(409)	55
Accounts payable	289	91
Accrued and other current liabilities	111	(103)
Other long-term liabilities	74	10
Net cash provided by operating activities	3,755	3,296
Cash flows from investing activities:
Proceeds from maturities of marketable securities	5,165	4,744
Proceeds from sales of marketable securities	502	3,363
Purchases of marketable securities	(12,840)	(1,461)
Acquisitions, net of cash acquired	(8,524)	—
Purchases related to property and equipment and intangible assets	(845)	(344)
Investments and other, net	(4)	(6)
Net cash provided by (used in) investing activities	(16,546)	6,296
Cash flows from financing activities:
Issuance of debt, net of issuance costs	4,971	—
Proceeds related to employee stock plans	190	146
Payments related to tax on restricted stock units	(716)	(463)
Dividends paid	(296)	(292)
Other	(3)	—
Net cash provided by (used in) financing activities	4,146	(609)
Change in cash and cash equivalents	(8,645)	8,983
Cash and cash equivalents at beginning of period	10,896	782
Cash and cash equivalents at end of period	$2,251	$9,765
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fiscal Year
We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal year 2021 is a 53-week year and fiscal year 2020 is a 52-week year. The third quarters of fiscal years 2021 and 2020 were both 13-week quarters.
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
Note 2 - Business Combination
Pending Acquisition of Arm Limited
On September 13, 2020, we entered into a Share Purchase Agreement, or the Purchase Agreement, with Arm Limited, or Arm, and SoftBank Group Capital Limited and SVF Holdco (UK) Limited, or together, SoftBank, for us to acquire, from SoftBank, all of the allotted and issued ordinary shares of Arm in a transaction valued at $40 billion. We paid $2 billion in cash at signing, or the Signing Consideration, and will pay upon closing of the acquisition $10 billion in cash and issue to SoftBank 44.3 million shares of our common stock with an aggregate value of $21.5 billion. The transaction includes a potential earn out, which is contingent on the achievement of certain financial performance targets by Arm during the fiscal year ending March 31, 2022. If the financial targets are achieved, SoftBank can elect to receive either up to $5 billion in cash or up to 10.3 million shares of our common stock. We will issue up to $1.5 billion in restricted stock units to Arm employees after closing. The $2 billion paid upon signing was allocated between advanced consideration for the acquisition of $1.36 billion and the prepayment of intellectual property licenses from Arm of $0.17 billion and royalties of $0.47 billion. The closing of the acquisition is subject to customary closing conditions, including receipt of specified governmental and regulatory consents and approvals and expiration of any related mandatory waiting period, and Arm's implementation of the reorganization and distribution of Arm’s IoT Services Group and certain other assets and liabilities. If the Purchase Agreement is terminated under certain circumstances, we will be refunded $1.25 billion of the Signing Consideration. The $2 billion payment upon signing was allocated on a fair value basis and any refund of the Signing Consideration will use stated values in the Purchase Agreement. We believe the closing of the acquisition will likely occur in the first quarter of calendar year 2022.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Acquisition of Mellanox Technologies, Ltd.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

arising from the Mellanox acquisition has been allocated to the Compute and Networking segment. Refer to Note 15 – Segment Information for further details on segments.
The operating results of Mellanox have been included in our condensed consolidated financial statements for the third quarter and first nine months of fiscal year 2021 since the acquisition date of April 27, 2020. Revenue attributable to Mellanox was approximately 13% and 10% of consolidated revenue for the third quarter and first nine months of fiscal year 2021, respectively. There is not a practical way to determine net income attributable to Mellanox due to integration. Acquisition-related costs attributable to Mellanox of $27 million were included in selling, general and administrative expense for the first nine months of fiscal year 2021.
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
Supplemental Unaudited Pro Forma Information
The following unaudited pro forma financial information summarizes the combined results of operations for NVIDIA and Mellanox as if the companies were combined as of the beginning of fiscal year 2020:

	Pro Forma
	Three Months Ended		Nine Months Ended
	October 25, 2020	October 27, 2019	October 25, 2020	October 27, 2019

	(In millions)
Revenue	$4,726	$3,350	$12,101	$8,765
Net income	$1,388	$786	$3,267	$1,190

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
The pro forma results reflect the inventory step-up expense of $161 million in the first nine months of fiscal year 2020 and were excluded from the pro forma results for the first nine months of fiscal year 2021. There were no other material nonrecurring adjustments.
Note 3 - Leases
Our lease obligations primarily consist of operating leases for our headquarters complex, domestic and international office facilities, and data center space, with lease periods expiring between fiscal years 2021 and 2035.
Future minimum lease payments under our non-cancelable operating leases as of October 25, 2020, are as follows:

Operating Lease Obligations
(In millions)
Fiscal Year:
2021 (excluding first nine months of fiscal year 2021)	$38
2022	143
2023	122
2024	102
2025	83
2026 and thereafter	347
Total	835
Less imputed interest	115
Present value of net future minimum lease payments	720
Less short-term operating lease liabilities	116
Long-term operating lease liabilities	$604
Operating lease expense was $37 million and $28 million for the third quarter of fiscal years 2021 and 2020, respectively, and $104 million and $83 million for the first nine months of fiscal years 2021 and 2020, respectively. Short-term and variable lease expenses for the third quarter and first nine months of fiscal years 2021 and 2020 were not significant.
Other information related to leases was as follows:

	Nine Months Ended
	October 25, 2020	October 27, 2019

	(In millions)
Supplemental cash flows information
Operating cash flows used for operating leases	$103	$78
Operating lease assets obtained in exchange for lease obligations (1)	$147	$122
(1)    The first nine months of fiscal year 2021 includes $80 million of operating lease assets addition due to a business combination.
As of October 25, 2020, our operating leases had a weighted average remaining lease term of 7.8 years and a weighted average discount rate of 3.06%. As of January 26, 2020, our operating leases had a weighted average remaining lease term of 8.3 years and a weighted average discount rate of 3.45%.

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
Our Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts allocated to inventory, as follows:

	Three Months Ended		Nine Months Ended
	October 25, 2020	October 27, 2019	October 25, 2020	October 27, 2019

	(In millions)
Cost of revenue	$28	$15	$62	$27
Research and development	232	141	594	400
Sales, general and administrative	123	67	325	197
Total	$383	$223	$981	$624
Equity Award Activity
The following is a summary of equity award transactions under our equity incentive plans:

	RSUs, PSUs, and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

	(In millions, except per share data)
Balances, January 26, 2020	14	$176.72
Granted	8	$300.75
Vested restricted stock	(6)	$152.46
Balances, October 25, 2020	16	$253.81

As of October 25, 2020, there was $3.42 billion of aggregate unearned stock-based compensation expense, net of forfeitures. This amount is expected to be recognized over a weighted average period of 2.7 years for RSUs, PSUs, and market-based PSUs, and 0.9 years for ESPP.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 – Net Income Per Share
The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Nine Months Ended
	October 25,	October 27,	October 25,	October 27,
	2020	2019	2020	2019

	(In millions, except per share data)
Numerator:
Net income	$1,336	$899	$2,875	$1,845
Denominator:
Basic weighted average shares	618	610	616	609
Dilutive impact of outstanding equity awards	12	8	10	8
Diluted weighted average shares	630	618	626	617
Net income per share:
Basic (1)	$2.16	$1.47	$4.67	$3.03
Diluted (2)	$2.12	$1.45	$4.59	$2.99
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	—	5	8	11
(1)    Calculated as net income divided by basic weighted average shares.
(2)    Calculated as net income divided by diluted weighted average shares.
Note 6 – Income Taxes
We recognized an income tax expense of $12 million and $64 million for the third quarter and first nine months of fiscal year 2021, respectively, and $60 million and $109 million for the third quarter and first nine months of fiscal year 2020, respectively. The income tax expense as a percentage of income before income tax was 0.9% and 2.2% for the third quarter and first nine months of fiscal year 2021, respectively, and 6.3% and 5.6% for the third quarter and first nine months of fiscal year 2020, respectively.
The decrease in our effective tax rate for the third quarter and first nine months of fiscal year 2021 as compared to the same periods of fiscal year 2020 was primarily due to a decrease in the proportional amount of earnings subject to United States tax and an increase of tax benefits from stock-based compensation.
Our effective tax rates for the first nine months of fiscal years 2021 and 2020 were lower than the U.S. federal statutory rate of 21% due to income earned in jurisdictions that are subject to taxes lower than the U.S. federal statutory tax rate, the benefit of the U.S. federal research tax credit, and tax benefits related to stock-based compensation.
During the second quarter of fiscal year 2021, we completed the acquisition of Mellanox. As a result of the acquisition, we recorded $256 million of net deferred tax liabilities primarily on the excess of book basis over the tax basis of the acquired intangible assets and undistributed earnings in certain foreign subsidiaries. We also recorded $153 million of long-term tax liabilities related to tax basis differences in Mellanox. The net deferred tax liabilities and long-term tax liabilities are based upon certain assumptions underlying our purchase price allocation. Upon finalization of the purchase price allocation, additional adjustments to the amount of our net deferred taxes and long-term tax liabilities may be required. As a result of the acquisition, we intend to indefinitely reinvest approximately $675 million of cumulative undistributed earnings held by Mellanox non-U.S. subsidiaries. We have not provided the amount of unrecognized deferred tax liabilities for temporary differences related to investments in Mellanox non-U.S. subsidiaries as the determination of such amount is not practicable.
For the first nine months of fiscal year 2021, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions. We are currently under examination by the Internal Revenue Service for our fiscal years 2018 and 2019. In the second quarter of fiscal year 2021, we assumed $59 million of unrecognized tax

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

benefits and $4 million of related interest through the Mellanox acquisition. Other than these amounts, there have been no material changes to our unrecognized tax benefits and any related interest or penalties since the fiscal year ended January 26, 2020.
While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon review, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of October 25, 2020, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.
Note 7 - Cash Equivalents and Marketable Securities
Our cash equivalents and marketable securities, except for money market funds and certificates of deposits, are classified as “available-for-sale” debt securities.
The following is a summary of cash equivalents and marketable securities as of October 25, 2020 and January 26, 2020:

	October 25, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Debt securities issued by the United States Treasury	$3,881	$—	$—	$3,881	$1,116	$2,765
Corporate debt securities	3,139	2	—	3,141	427	2,714
Debt securities issued by United States government agencies	1,571	1	—	1,572	—	1,572
Certificates of deposit	797	—	—	797	29	768
Money market funds	388	—	—	388	388	—
Foreign government bonds	117	—	—	117	48	69
Total	$9,893	$3	$—	$9,896	$2,008	$7,888

	January 26, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Money market funds	$7,507	$—	$—	$7,507	$7,507	$—
Debt securities issued by the United States Treasury	1,358	—	—	1,358	1,358	—
Debt securities issued by United States government agencies	1,096	—	—	1,096	1,096	—
Corporate debt securities	592	—	—	592	592	—
Foreign government bonds	200	—	—	200	200	—
Certificates of deposit	27	—	—	27	27	—
Asset-backed securities	1	—	—	1	—	1
Total	$10,781	$—	$—	$10,781	$10,780	$1
Net realized gains and unrealized gains and losses were not significant for all periods presented.
The amortized cost and estimated fair value of cash equivalents and marketable securities as of October 25, 2020 and January 26, 2020 are shown below by contractual maturity.

	October 25, 2020		January 26, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(In millions)
Less than one year	$9,329	$9,330	$10,781	$10,781
Due in 1 - 5 years	564	566	—	—
Total	$9,893	$9,896	$10,781	$10,781

Note 8 – Fair Value of Financial Assets and Liabilities
The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. We review fair value hierarchy classification on a quarterly basis.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

		Fair Value at
	Pricing Category	October 25, 2020	January 26, 2020

		(In millions)
Assets
Cash equivalents and marketable securities:
Money market funds	Level 1	$388	$7,507
Debt securities issued by the United States Treasury	Level 2	$3,881	$1,358
Corporate debt securities	Level 2	$3,141	$592
Debt securities issued by United States government agencies	Level 2	$1,572	$1,096
Certificates of deposit	Level 2	$797	$27
Foreign government bonds	Level 2	$117	$200
Asset-backed securities	Level 2	$—	$1
Other asset:
Investment in non-affiliated entities (1)	Level 3	$106	$77

Liabilities
Other non-current liabilities:
2.20% Notes Due 2021 (2)	Level 2	$1,016	$1,006
3.20% Notes Due 2026 (2)	Level 2	$1,127	$1,065
2.85% Notes Due 2030 (2)	Level 2	$1,676	$—
3.50% Notes Due 2040 (2)	Level 2	$1,163	$—
3.50% Notes Due 2050 (2)	Level 2	$2,311	$—
3.70% Notes Due 2060 (2)	Level 2	$594	$—
(1)     Investment in non-affiliated entities is privately held and recorded at fair value on a non-recurring basis only if an impairment or observable price adjustment occurs in the period with changes in fair value recorded through net income. The amount recorded as of October 25, 2020 has not been significant.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - Amortizable Intangible Assets
The components of our amortizable intangible assets are as follows:

	October 25, 2020			January 26, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In millions)
Acquisition-related intangible assets (1)	$3,287	$(642)	$2,645	$195	$(192)	$3
Patents and licensed technology	705	(489)	216	520	(474)	46
Total intangible assets	$3,992	$(1,131)	$2,861	$715	$(666)	$49
(1)     As of October 25, 2020, acquisition-related intangible assets include the fair value of a Mellanox IPR&D project of $630 million, which has not been amortized. Once the project reaches technological feasibility, we will begin to amortize the intangible asset over its estimated useful life. Refer to Note 2 of these Notes to Condensed Consolidated Financial Statements for further details.
Amortization expense associated with intangible assets was $174 million and $465 million for the third quarter and first nine months of fiscal year 2021, respectively, and $6 million and $19 million for the third quarter and first nine months of fiscal year 2020, respectively. Future amortization expense related to the net carrying amount of intangible assets as of October 25, 2020 is estimated to be $146 million for the remainder of fiscal year 2021, $542 million in fiscal year 2022, $539 million in fiscal year 2023, $418 million in fiscal year 2024, $364 million in fiscal year 2025, and $852 million in fiscal year 2026 and thereafter. Refer to Note 2 of these Notes to Condensed Consolidated Financial Statements for further details on intangible assets.
Note 10 - Balance Sheet Components
Certain balance sheet components are as follows:

	October 25,	January 26,
	2020	2020

Inventories:	(In millions)
Raw materials	$455	$249
Work in-process	380	265
Finished goods	660	465
Total inventories	$1,495	$979

	October 25,	January 26,
	2020	2020

Other assets:	(In millions)
Advanced consideration for acquisition (1)	$1,357	$—
Prepaid royalties (1)	446	1
Investment in non-affiliated entities	106	77
Other	119	40
Total other assets	$2,028	$118

(1)    Advanced consideration for acquisition and long-term prepaid royalties are related to the pending acquisition of Arm. Refer to Note 2 of these Notes to Condensed Consolidated Financial Statements for further details.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	October 25,	January 26,
	2020	2020

Accrued and Other Current Liabilities:	(In millions)
Customer program accruals	$609	$462
Accrued payroll and related expenses	277	185
Deferred revenue (1)	235	141
Licenses and royalties	124	66
Operating leases	116	91
Taxes payable	70	61
Product warranty and return provisions	33	24
Professional service fee	28	18
Coupon interest on debt obligations	19	20
Other	63	29
Total accrued and other current liabilities	$1,574	$1,097
(1)    Deferred revenue primarily includes customer advances and deferrals related to license and development arrangements and post contract customer support, or PCS.

	October 25,	January 26,
	2020	2020

Other Long-Term Liabilities:	(In millions)
Income tax payable (1)	$747	$528
Deferred income tax (2)	258	29
Deferred revenue (3)	147	60
Licenses payable	71	110
Employee benefits	40	22
Other	48	26
Total other long-term liabilities	$1,311	$775
(1)    As of October 25, 2020, income tax payable represents the long-term portion of the one-time transition tax payable of $284 million, unrecognized tax benefits of $264 million, related interest and penalties of $46 million, and other foreign long-term tax payable of $153 million.
(2)    Deferred income tax primarily relates to acquired intangible assets.
(3)    Deferred revenue primarily includes deferrals related to PCS.
Deferred Revenue
The following table shows the changes in deferred revenue during the first nine months of fiscal years 2021 and 2020:

	October 25,	October 27,
	2020	2019

	(In millions)
Balance at beginning of period	$201	$138
Deferred revenue added during the period	361	237
Addition due to business combinations	75	—
Revenue recognized during the period	(255)	(199)
Balance at end of period	$382	$176

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue related to remaining performance obligations represents the remaining contracted license, development arrangements and PCS that has not been recognized. This includes related deferred revenue currently recorded and amounts that will be invoiced in future periods. As of October 25, 2020, the amount of our remaining performance obligations that has not been recognized as revenue was $679 million, of which we expect to recognize approximately 41% as revenue over the next twelve months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less.
Note 11 - Derivative Financial Instruments
We enter into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. These contracts are designated as cash flow hedges for hedge accounting treatment. Gains or losses on the contracts are recorded in accumulated other comprehensive income or loss and reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur. The fair value of the contracts was not significant as of October 25, 2020 and January 26, 2020.
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

The table below presents the notional value of our foreign currency forward contracts outstanding as of October 25, 2020 and January 26, 2020:

	October 25, 2020	January 26, 2020

	(In millions)
Designated as cash flow hedges	$744	$428
Not designated for hedge accounting	$352	$287
As of October 25, 2020, all designated foreign currency forward contracts mature within eighteen months. The expected realized gains and losses deferred into accumulated other comprehensive income or loss related to foreign currency forward contracts within the next twelve months was not significant.
During the first nine months of fiscal years 2021 and 2020, the impact of derivative financial instruments designated for hedge accounting treatment on other comprehensive income or loss was not significant and all such instruments were determined to be highly effective. Therefore, there were no gains or losses associated with ineffectiveness.
Note 12 - Debt
Long-Term Debt
In March 2020, we issued $1.50 billion of the 2.85% Notes Due 2030, $1.00 billion of the 3.50% Notes Due 2040, $2.00 billion of the 3.50% Notes Due 2050, and $500 million of the 3.70% Notes Due 2060, or collectively, the March 2020 Notes. Interest on the March 2020 Notes is payable on April 1 and October 1 of each year, beginning on October 1, 2020. Upon 30 days' notice to holders of the Notes, we may redeem the Notes for cash prior to maturity, at redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the Notes Due 2030 on or after January 1, 2030, the Notes Due 2040 on or after October 1, 2039, the Notes Due 2050 on or after October 1, 2049, or the Notes Due 2060 on or after October 1, 2059. The net proceeds from the March 2020 Notes were $4.97 billion, after deducting debt discount and issuance costs.
In September 2016, we issued $1.00 billion of the 2.20% Notes Due 2021 and $1.00 billion of the 3.20% Notes Due 2026, or collectively, the September 2016 Notes. Interest on the September 2016 Notes is payable on March 16 and September 16 of each year. Upon 30 days' notice to holders of the Notes, we may redeem the Notes for cash prior to maturity, at redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

whole premium will be paid for redemptions of the Notes Due 2021 on or after August 16, 2021, or for redemptions of the Notes Due 2026 on or after June 16, 2026. The net proceeds from the September 2016 Notes were $1.98 billion, after deducting debt discount and issuance costs.
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
The carrying value of the Notes and the associated interest rates were as follows:

	Expected Remaining Term (years)	Effective Interest Rate	October 25, 2020	January 26, 2020

			(In millions)
2.20% Notes Due 2021	0.9	2.38%	$1,000	$1,000
3.20% Notes Due 2026	5.9	3.31%	1,000	1,000
2.85% Notes Due 2030	9.4	2.93%	1,500	—
3.50% Notes Due 2040	19.4	3.54%	1,000	—
3.50% Notes Due 2050	29.5	3.54%	2,000	—
3.70% Notes Due 2060	39.5	3.73%	500	—
Unamortized debt discount and issuance costs			(39)	(9)
Net carrying amount			$6,961	$1,991

As of October 25, 2020, we were in compliance with the required covenants under the Notes.
Revolving Credit Facility
We have a Credit Agreement under which we may borrow up to $575 million for general corporate purposes and can obtain revolving loan commitments up to $425 million. As of October 25, 2020, we had not borrowed any amounts and were in compliance with the required covenants under this agreement.
Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of October 25, 2020, we had not issued any commercial paper.
Note 13 - Commitments and Contingencies
Purchase Obligations
As of October 25, 2020, we had outstanding inventory purchase obligations totaling $2.57 billion and other purchase obligations totaling $398 million.
Accrual for Product Warranty Liabilities
The estimated amount of product returns and warranty liabilities was $19 million and $15 million as of October 25, 2020 and January 26, 2020, respectively, and the activities related to the warranty liabilities were not significant.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Litigation
Securities Class Action and Derivative Lawsuits
The plaintiffs in the putative securities class action lawsuit, captioned 4:18-cv-07669-HSG, initially filed on December 21, 2018, and titled In Re NVIDIA Corporation Securities Litigation, filed an amended complaint on May 13, 2020. The amended complaint asserts that NVIDIA and certain NVIDIA executives violated Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and SEC Rule 10b-5, by making materially false or misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand between May 10, 2017 and November 14, 2018. Plaintiffs also allege that the NVIDIA executives who they named as defendants violated Section 20(a) of the Exchange Act. Plaintiffs seek class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees and expert fees, and further relief as the Court may deem just and proper. On June 29, 2020, NVIDIA moved to dismiss the amended complaint on the basis that plaintiffs failed to state any claims for violations of the securities laws by NVIDIA or the individual defendants. As of September 14, 2020, the motion was fully briefed but the Court has not yet issued a decision.
The putative derivative lawsuit pending in the United States District Court for the Northern District of California, captioned 4:19-cv-00341-HSG, initially filed January 18, 2019 and titled In re NVIDIA Corporation Consolidated Derivative Litigation, remains stayed pending resolution of NVIDIA’s motion to dismiss the complaint in the In Re NVIDIA Corporation Securities Litigation action. The lawsuit asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act based on the dissemination of allegedly false and misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand. The plaintiffs are seeking unspecified damages and other relief, including reforms and improvements to NVIDIA’s corporate governance and internal procedures.
The putative derivative actions initially filed September 24, 2019 and pending in the United States District Court for the District of Delaware, Lipchitz v. Huang, et al. (Case No. 1:19-cv-01795-UNA) and Nelson v. Huang, et. al. (Case No. 1:19-cv-01798- UNA), remain stayed pending resolution of NVIDIA’s motion to dismiss the complaint in the In Re NVIDIA Corporation Securities Litigation action. The lawsuits assert claims for breach of fiduciary duty, unjust enrichment, insider trading, misappropriation of information, corporate waste and violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act based on the dissemination of allegedly false, and misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand. The plaintiffs seek unspecified damages and other relief, including disgorgement of profits from the sale of NVIDIA stock and unspecified corporate governance measures.
It is possible that additional suits will be filed, or allegations received from shareholders, with respect to these same or other matters, naming NVIDIA and/or its officers and directors as defendants.
Accounting for Loss Contingencies
As of October 25, 2020, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, except as specifically described above, any possible loss or range of loss in these matters cannot be reasonably estimated at this time. We are engaged in legal actions not described above arising in the ordinary course of business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.
Note 14 - Shareholders’ Equity
Capital Return Program
Beginning August 2004, our Board of Directors authorized us to repurchase our stock.
Through October 25, 2020, we have repurchased an aggregate of 260 million shares under our share repurchase program for a total cost of $7.08 billion. All shares delivered from these repurchases have been placed into treasury stock. As of October 25, 2020, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $7.24 billion through December 2022.
During the third quarter and first nine months of fiscal year 2021, we paid $99 million and $296 million in cash dividends to our shareholders, respectively.

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

	Graphics	Compute & Networking	All Other	Consolidated

	(In millions)
Three Months Ended October 25, 2020
Revenue	$2,787	$1,939	$—	$4,726
Operating income (loss)	$1,345	$738	$(685)	$1,398

Three Months Ended October 27, 2019
Revenue	$2,226	$788	$—	$3,014
Operating income (loss)	$1,068	$158	$(299)	$927

Nine Months Ended October 25, 2020
Revenue	$6,778	$4,894	$—	$11,672
Operating income (loss)	$3,092	$1,880	$(1,947)	$3,025

Nine Months Ended October 27, 2019
Revenue	$5,555	$2,258	$—	$7,813
Operating income (loss)	$2,307	$418	$(869)	$1,856

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 25, 2020	October 27, 2019	October 25, 2020	October 27, 2019

	(In millions)
Reconciling items included in "All Other" category:
Stock-based compensation expense	$(383)	$(223)	$(981)	$(624)
Acquisition-related and other costs	(192)	(7)	(669)	(22)
Unallocated cost of revenue and operating expenses	(89)	(69)	(259)	(210)
Legal settlement costs	(21)	—	(38)	(13)
Total	$(685)	$(299)	$(1,947)	$(869)
Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on the invoicing address by geographic regions:

	Three Months Ended		Nine Months Ended
	October 25,	October 27,	October 25,	October 27,
	2020	2019	2020	2019

	(In millions)
Revenue:
Taiwan	$1,296	$838	$3,062	$2,171
China (including Hong Kong)	1,113	758	2,727	1,894
Other Asia Pacific	955	805	2,260	1,983
United States	890	236	2,331	589
Europe	247	216	741	753
Other countries	225	161	551	423
Total revenue	$4,726	$3,014	$11,672	$7,813
The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Three Months Ended		Nine Months Ended
	October 25,	October 27,	October 25,	October 27,
	2020	2019	2020	2019

	(In millions)
Revenue:
Gaming	$2,271	$1,659	$5,264	$4,027
Professional Visualization	236	324	746	881
Data Center	1,900	726	4,793	2,015
Automotive	125	162	391	537
OEM and Other	194	143	478	353
Total revenue	$4,726	$3,014	$11,672	$7,813

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

No customer represented 10% or more of total revenue for the third quarter and first nine months of fiscal year 2021. One customer represented 10% and 11% of our total revenue for the third quarter and first nine months of fiscal year 2020, respectively, and was attributable primarily to the Graphics segment.
One customer represented 13% and 21% of our accounts receivable balance as of October 25, 2020 and January 26, 2020, respectively.
Note 16 - Goodwill
During the first quarter of fiscal year 2021, we changed our operating segments to Graphics and Compute & Networking, as discussed in Note 15 of these Notes to Condensed Consolidated Financial Statements. As a result, our reporting units also changed, and we reassigned the goodwill balance to the new reporting units based on their relative fair values. We determined there was no goodwill impairment immediately prior to the reorganization. As of October 25, 2020, the total carrying amount of goodwill was $4.19 billion and the amount of goodwill allocated to our Graphics and Compute & Networking reporting units was $347 million and $3.85 billion, respectively. In the first nine months of fiscal year 2021, goodwill increased by $3.57 billion. The increase in goodwill in the first nine months of fiscal year 2021 was due to goodwill of $3.43 billion arising from the Mellanox acquisition, and goodwill of $133 million from other acquisition activity, both of which were allocated to the Compute & Networking reporting unit.
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
NVIDIA, the NVIDIA logo, GeForce, DRIVE AGX Orin, GeForce NOW, GeForce RTX SUPER, NVIDIA A100, NVIDIA Broadcast, NVIDIA CloudXR, NVIDIA CUDA, NVIDIA DLSS, NVIDIA DGX A100, NVIDIA DGX SuperPOD, NVIDIA DRIVE, NVIDIA EGX, NVIDIA GRID, NVIDIA Jarvis, NVIDIA Jetson, NVIDIA Maxine, NVIDIA Merlin, NVIDIA Omniverse, NVIDIA Omniverse Machinima, NVIDIA Reflex, NVIDIA RTX, Mellanox, Quadro, Quadro RTX, Quadro View and Tegra are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and/or other countries. Other company and product names may be trademarks of the respective companies with which they are associated. Features, pricing, availability, and specifications are subject to change without notice.
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
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

Recent Developments, Future Objectives and Challenges
Pending Acquisition of Arm Limited
On September 13, 2020, we entered into a Purchase Agreement with Arm and SoftBank for us to acquire, from SoftBank, all of the allotted and issued ordinary shares of Arm in a transaction valued at $40 billion. We paid $2 billion in Signing Consideration and will pay upon closing of the acquisition $10 billion in cash and issue to SoftBank 44.3 million shares of our common stock with an aggregate value of $21.5 billion. The transaction includes a potential earn out, which is contingent on the achievement of certain financial performance targets by Arm during the fiscal year ending March 31, 2022. If the financial performance targets are achieved, Softbank can elect to receive either up to $5 billion in cash or up to 10.3 million shares of our common stock. We will issue up to $1.5 billion in restricted stock units to Arm employees after closing. The $2 billion paid upon signing was allocated between advanced consideration for the acquisition of $1.36 billion and the prepayment of intellectual property licenses from Arm of $0.17 billion and royalties of $0.47 billion. The closing of the acquisition is subject to customary closing conditions, including receipt of specified governmental and regulatory consents and approvals and expiration of any related mandatory waiting period, and Arm's implementation of the reorganization and distribution of Arm’s IoT Services Group and certain other assets and liabilities. If the Purchase Agreement is terminated under certain circumstances, we will be refunded $1.25 billion of the Signing Consideration. The $2 billion payment upon signing was allocated on a fair value basis and any refund of the Signing Consideration will use stated values in the Purchase Agreement. We believe the closing of the acquisition will likely occur in the first quarter of calendar year 2022.
COVID-19
The worldwide COVID-19 pandemic is prompting governments and businesses to take unprecedented measures including restrictions on travel, temporary business closures, quarantines and shelter-in-place orders. It has significantly impacted global economic activity and caused volatility and disruption in global financial markets. Since March 2020, most of our employees have been working remotely and we have temporarily prohibited most business travel.
Our Gaming and Data Center market platforms have benefited from stronger demand as people continue to work, learn, and play from home. In Professional Visualization, stronger demand for mobile workstations due to work from home trends was partially offset by lower demand for desktop workstations. In Automotive, customers' production volumes have largely returned to pre-COVID levels. In our supply chain, stronger demand globally has limited the availability of capacity and components.

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
Third Quarter of Fiscal Year 2021 Summary

	Three Months Ended
	October 25, 2020	July 26, 2020	October 27, 2019	Quarter-over-Quarter Change	Year-over-Year Change

	($ in millions, except per share data)
Revenue	$4,726	$3,866	$3,014	22%	57%
Gross margin	62.6%	58.8%	63.6%	380 bps	(100) bps
Operating expenses	$1,562	$1,624	$989	(4)%	58%
Income from operations	$1,398	$651	$927	115%	51%
Net income	$1,336	$622	$899	115%	49%
Net income per diluted share	$2.12	$0.99	$1.45	114%	46%

Revenue for the third quarter of fiscal year 2021 was $4.73 billion, up 57% from a year earlier and up 22% sequentially.
Graphics segment revenue was $2.79 billion, up 25% from a year earlier and up 34% sequentially.
Compute & Networking segment revenue was $1.94 billion, up 146% from a year ago and up 9% sequentially.
From a market-platform perspective, Gaming revenue was $2.27 billion, up 37% both from a year ago and sequentially. The increases reflect higher sales across desktop and notebook gaming GPUs, and game console SOCs. Desktop gaming sales benefited from the launch of our GeForce RTX 30 Series based on the NVIDIA Ampere architecture.
Professional Visualization revenue was $236 million, down 27% from a year earlier and up 16% sequentially. The year-on-year decline was influenced by COVID-19, with reduced demand for desktop workstations. The sequential increase reflects a sharp rebound in mobile workstations due to work from home trends.
Data Center revenue was $1.90 billion, up 162% from a year ago and up 8% sequentially. Our recent acquisition of Mellanox contributed 13% of total company revenue and approximately a third of Data Center revenue. In addition to Mellanox, the year-on-year and sequential increases were driven by the ramp of NVIDIA Ampere architecture products.
Automotive revenue was $125 million, down 23% from a year earlier and up 13% sequentially. The year-on-year decrease reflects a decline in revenue from legacy infotainment modules and autonomous driving development agreements. The sequential increase reflects higher sales of AI cockpit solutions.
OEM and Other revenue was $194 million, up 36% from a year ago and up 33% sequentially, primarily due to higher volume of entry-level laptop GPUs.
Gross margin was 62.6% in the third quarter, down 100 basis points from a year earlier and up 380 basis points sequentially. The year-on-year decline reflects charges related to the Mellanox acquisition and lower margins in Gaming, partially offset by a shift in product mix with higher Data Center and lower Automotive sales. The sequential increase was primarily driven by the absence of a non-recurring inventory step-up expense related to the Mellanox acquisition in the prior quarter.
Operating expenses were $1.56 billion, up 58% from a year earlier and down 4% sequentially. The year-on-year increase was primarily driven by compensation-related costs, the Mellanox acquisition, infrastructure costs, and employee growth. The sequential decrease was due to a reduction in acquisition-related costs.
Income from operations was $1.40 billion, up 51% from a year earlier and up 115% sequentially. Net income was $1.34 billion. Net income per diluted share was $2.12, up 46% from a year earlier and up 114% sequentially.
Cash, cash equivalents and marketable securities at the end of the third quarter were $10.14 billion, up from $9.77 billion a year earlier and down from $10.98 billion in the prior quarter. The year-on-year increase primarily reflects the issuance of the $5 billion of notes in March 2020 and cash flow generation, partially offset by acquisitions. The sequential decrease primarily reflects the $2 billion payment under the Purchase Agreement to acquire Arm.
We paid $99 million in quarterly cash dividends in the third quarter.
Market Platform Highlights
During the third quarter of fiscal year 2021, in our Gaming platform, we unveiled GeForce RTX 30 Series GPUs; announced that Fortnite will support NVIDA RTX real-time ray tracing and DLSS AI super-resolution; introduced NVIDIA Reflex; and unveiled NVIDIA Broadcast.
In our Professional Visualization platform, we brought to open beta NVIDIA Omniverse; announced NVIDIA Omniverse Machinima; and collaborated with Adobe to bring GPU-accelerated neural filters to Adobe Photoshop AI-powered tools.
In our Data Center platform, we shared news that Amazon Web Services and Oracle Cloud Infrastructure announced general availability of cloud computing instances based on the NVIDIA A100 GPU; announced the NVIDIA DGX SuperPOD Solution for Enterprise; announced that five supercomputers backed by EuroHPC will use NVIDIA’s data center accelerators or networking; introduced the new family of NVIDIA BlueField-2 DPUs (data processing units); announced a broad partnership with VMware to create an end-to-end enterprise platform for AI and a new architecture for data center, cloud and edge; unveiled NVIDIA Maxine; introduced the NVIDIA RTX A6000 and NVIDIA A40 GPUs; extended our lead on MLPerf performance benchmarks for inference; announced a partnership with GSK to integrate computing platforms for imaging, genomics and AI into the drug and vaccine discovery process; and introduced NVIDIA A100 80GB GPU, NVIDIA DGX Station A100, and NVIDIA Mellanox InfiniBand.
In our Automotive platform, we announced with Mercedes-Benz that NVIDIA is powering the next-generation MBUX AI cockpit system; announced with Hyundai Motor Group that the Korean automaker’s entire lineup of Hyundai, Kia and Genesis models will come standard with NVIDIA DRIVE in-vehicle infotainment systems, starting in 2022; and announced that China’s Li Auto will develop its next-generation of electric vehicles using NVIDIA DRIVE AGX Orin, a software-defined platform for autonomous vehicles.
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

	Three Months Ended		Nine Months Ended
	October 25, 2020	October 27, 2019	October 25, 2020	October 27, 2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	37.4	36.4	38.0	39.2
Gross profit	62.6	63.6	62.0	60.8
Operating expenses
Research and development	22.2	23.6	23.8	26.8
Sales, general and administrative	10.9	9.2	12.3	10.3
Total operating expenses	33.1	32.8	36.1	37.1
Income from operations	29.5	30.8	25.9	23.7
Interest income	0.1	1.5	0.4	1.8
Interest expense	(1.1)	(0.4)	(1.1)	(0.5)
Other, net	(0.1)	—	—	—
Other income (expense), net	(1.1)	1.1	(0.7)	1.3
Income before income tax	28.4	31.9	25.2	25.0
Income tax expense	0.3	2.0	0.5	1.4
Net income	28.1%	29.9%	24.7%	23.6%
Revenue
Revenue by Reportable Segments

	Three Months Ended				Nine Months Ended
	October 25, 2020	October 27, 2019	$ Change	% Change	October 25, 2020	October 27, 2019	$ Change	% Change

	($ in millions)
Graphics	$2,787	$2,226	$561	25%	$6,778	$5,555	$1,223	22%
Compute & Networking	1,939	788	1,151	146%	4,894	2,258	2,636	117%
Total	$4,726	$3,014	$1,712	57%	$11,672	$7,813	$3,859	49%
Graphics - Graphics segment revenue for the third quarter of fiscal year 2021 compared to the third quarter of fiscal year 2020 increased by 25% and revenue for the first nine months of fiscal year 2021 compared to the first nine months of fiscal year 2020 increased by 22%. These increases reflect growth in GeForce GPUs and game console SOCs, partially offset by lower sales of Quadro workstations.
Compute & Networking - Compute & Networking segment revenue for the third quarter of fiscal year 2021 compared to the third quarter of fiscal year 2020 increased by 146% and revenue for the first nine months of fiscal year 2021 compared to the first nine months of fiscal year 2020 increased by 117%. These increases reflect the addition of Mellanox acquired on April 27, 2020 and the continued ramp of NVIDIA Ampere GPU architecture systems and new products, partially offset by lower autonomous driving development agreement revenue.
Concentration of Revenue

Revenue from sales to customers outside of the United States accounted for 81% and 80% of total revenue for the third quarter and first nine months of fiscal year 2021, respectively, and 92% of total revenue for the third quarter and first nine months of fiscal year 2020. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.
No customer represented 10% or more of total revenue for the third quarter and first nine months of fiscal year 2021. One customer represented 10% and 11% of our total revenue for the third quarter and first nine months of fiscal year 2020, respectively, and was attributable primarily to the Graphics segment.
Gross Margin
Our overall gross margin decreased to 62.6% for the third quarter of fiscal year 2021 from 63.6% for the third quarter of fiscal year 2020, reflecting charges related to the Mellanox acquisition and lower margins in Gaming, partially offset by a shift in product mix with higher Data Center and lower Automotive sales. Our overall gross margin increased to 62.0% for the first nine months of fiscal year 2021 from 60.8% for the first nine months of fiscal year 2020, primarily driven by Mellanox products, lower Automotive sales and lower product costs within Compute & Networking, partially offset by Mellanox acquisition-related costs including a non-recurring inventory step-up charge of $161 million and ongoing intangible asset amortization of $171 million.
Inventory provisions totaled $15 million and $42 million for the third quarter of fiscal years 2021 and 2020, respectively. Sales of inventory that was previously written-off or -down totaled $29 million and $78 million for the third quarter of fiscal years 2021 and 2020, respectively. As a result, the overall net effect on our gross margin was a favorable impact of 0.3% and 1.2% in the third quarter of fiscal years 2021 and 2020, respectively.
Inventory provisions totaled $96 million and $114 million for the first nine months of fiscal years 2021 and 2020, respectively. Sales of inventory that was previously written-off or -down totaled $116 million and $109 million for the first nine months of fiscal years 2021 and 2020, respectively. As a result, the overall net effect on our gross margin was a favorable impact of 0.2% in the first nine months of fiscal year 2021 and an unfavorable impact of 0.1% for the first nine months of fiscal year 2020.
A discussion of our gross margin results for each of our reportable segments is as follows:
Graphics - The gross margin of our Graphics segment decreased during the third quarter of fiscal year 2021 compared to the third quarter of fiscal year 2020, primarily driven by a shift in product mix and higher product costs. The gross margin of our Graphics segment increased during the first nine months of fiscal year 2021 compared to the first nine months of fiscal year 2020, primarily driven by lower legacy infotainment sales and product mix within Quadro.
Compute & Networking - The gross margin of our Compute & Networking segment increased during the third quarter and first nine months of fiscal year 2021 compared to the third quarter and first nine months of fiscal year 2020, primarily driven by Mellanox products and lower product costs.
Operating Expenses

	Three Months Ended				Nine Months Ended
	October 25, 2020	October 27, 2019	$ Change	% Change	October 25, 2020	October 27, 2019	$ Change	% Change

	($ in millions)
Research and development expenses	$1,047	$712	$335	47%	$2,778	$2,091	$687	33%
% of net revenue	22%	24%			24%	27%
Sales, general and administrative expenses	515	277	238	86%	1,437	806	631	78%
% of net revenue	11%	9%			12%	10%
Total operating expenses	$1,562	$989	$573	58%	$4,215	$2,897	$1,318	45%

Research and Development
Research and development expenses increased by 47% and 33% during the third quarter and first nine months of fiscal year 2021, compared to the third quarter and first nine months of fiscal year 2020, respectively, primarily driven by expenses related to the Mellanox acquisition. In addition to Mellanox, increases reflect employee compensation and related costs, including stock-based compensation, and infrastructure costs.
Sales, General and Administrative
Sales, general and administrative expenses increased by 86% and 78% during the third quarter and first nine months of fiscal year 2021, compared to the third quarter of fiscal year 2020, respectively, primarily driven by Mellanox acquisition-related expenses. In addition to Mellanox, increases reflect employee compensation and related costs, including stock-based compensation.
Other Income (Expense), Net
Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $7 million and $45 million during the third quarter of fiscal years 2021 and 2020, respectively, and $50 million and $137 million during the first nine months of fiscal years 2021 and 2020, respectively. The decrease in interest income was primarily due to lower interest earned on our investments.
Interest expense is primarily comprised of coupon interest and debt discount amortization related to our September 2016 Notes and March 2020 Notes. Interest expense was $53 million and $13 million during the third quarter of fiscal years 2021 and 2020, respectively, and $131 million and $39 million during the first nine months of fiscal years 2021 and 2020, respectively.
Income Taxes
We recognized an income tax expense of $12 million and $64 million for the third quarter and first nine months of fiscal year 2021, respectively, and $60 million and $109 million for the third quarter and first nine months of fiscal year 2020, respectively. The income tax expense as a percentage of income before income tax was 0.9% and 2.2% for the third quarter and first nine months of fiscal year 2021, respectively, and 6.3% and 5.6% for the third quarter and first nine months of fiscal year 2020, respectively.
The decrease in our effective tax rate for the third quarter and first nine months of fiscal year 2021 as compared to the same periods of fiscal year 2020 was primarily due to a decrease in the proportional amount of earnings subject to United States tax and an increase of tax benefits from stock-based compensation.
Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information.

Liquidity and Capital Resources

	October 25, 2020	January 26, 2020

	(In millions)
Cash and cash equivalents	$2,251	$10,896
Marketable securities	7,888	1
Cash, cash equivalents and marketable securities	$10,139	$10,897

	Nine Months Ended
	October 25, 2020	October 27, 2019

	(In millions)
Net cash provided by operating activities	$3,755	$3,296
Net cash provided by (used in) investing activities	$(16,546)	$6,296
Net cash provided by (used in) financing activities	$4,146	$(609)
As of October 25, 2020, we had $10.14 billion in cash, cash equivalents and marketable securities, a decrease of $758 million from the end of fiscal year 2020. Our investment policy requires the purchase of highly rated fixed income securities, the diversification of investment types and credit exposures, and certain maturity limits on our portfolio.
In the third quarter of fiscal year 2021, we paid $2 billion as part of the proposed acquisition of Arm, which was allocated between advanced consideration for the acquisition of $1.36 billion and the prepayment of intellectual property licenses from Arm of $0.17 billion and royalties of $0.47 billion. The cash flow allocation of the payment resulted in $1.36 billion advanced consideration included in acquisitions, net of cash acquired, $0.17 billion for the intellectual property license included in purchases related to property and equipment and intangible assets and $0.47 billion prepayment of royalties included in changes in prepaid expenses and other assets.
Cash provided by operating activities increased in the first nine months of fiscal year 2021 compared to the first nine months of fiscal year 2020, due to higher net income, partially offset by changes in working capital. Changes in working capital include increases in outstanding trade receivables, purchases of inventory, and a prepayment of royalties to Arm.
Cash used in investing activities increased in the first nine months of fiscal year 2021 compared to cash provided in the first nine months of fiscal year 2020, which primarily reflects cash used for the acquisition of Mellanox and the advanced consideration for the proposed acquisition of Arm, higher purchases of marketable securities, higher maturities of marketable securities, higher purchases of property and equipment and intangible assets, and lower sales of marketable securities.
Cash provided by financing activities increased in the first nine months of fiscal year 2021 compared to cash used in the first nine months of fiscal year 2020, which primarily reflects the debt issued in the first quarter of fiscal year 2021 and payments related to tax on restricted stock units.
Liquidity
Our primary sources of liquidity are our cash and cash equivalents, our marketable securities, and the cash generated by our operations. As of October 25, 2020, we had $10.14 billion in cash, cash equivalents and marketable securities. Our marketable securities consist of debt securities issued by the U.S. government and its agencies, highly rated corporations and financial institutions, and foreign government entities, and certificates of deposits. These marketable securities are primarily denominated in U.S. dollars. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information. We believe that we have sufficient liquidity to meet our operating requirements and capital expenditures for at least the next twelve months.
We have approximately $1.2 billion of cash, cash equivalents, and marketable securities that we have not accrued any related foreign or state taxes if we repatriate these amounts to the United States. Other than that, as a result of the Tax Cuts and Jobs Act, or TCJA, substantially all of our cash, cash equivalents and marketable securities held outside of the

United States as of October 25, 2020 are available for use in the United States without incurring additional U.S. federal income taxes.
Capital Return to Shareholders
In the first nine months of fiscal year 2021, we paid $296 million in quarterly cash dividends. Our cash dividend program and the payment of future cash dividends under that program are subject to our Board's continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.
As of October 25, 2020, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $7.24 billion through December 2022. We did not repurchase any shares during the first nine months of fiscal year 2021.
Outstanding Indebtedness and Credit Facilities
In March 2020, we issued $1.50 billion of the 2.85% Notes Due 2030, $1.00 billion of the 3.50% Notes Due 2040, $2.00 billion of the 3.50% Notes Due 2050, and $500 million of the 3.70% Notes Due 2060, or collectively, the March 2020 Notes. The net proceeds from the March 2020 Notes were $4.97 billion, after deducting debt discounts and issuance costs.
In September 2016, we issued $1.00 billion of the 2.20% Notes Due 2021 and $1.00 billion of the 3.20% Notes Due 2026, or collectively, the September 2016 Notes. The net proceeds from the September 2016 Notes were $1.98 billion, after deducting debt discounts and issuance costs.
We have a Credit Agreement under which we may borrow up to $575 million for general corporate purposes and can obtain revolving loan commitments up to $425 million. As of October 25, 2020, we had not borrowed any amounts under this agreement.
We have a $575 million commercial paper program to support general corporate purposes. As of October 25, 2020, we had not issued any commercial paper.
Off-Balance Sheet Arrangements
As of October 25, 2020, we had no material off-balance sheet arrangements as defined by applicable SEC regulations.
Contractual Obligations
There are $155 million of long-term tax liabilities related to tax basis differences in Mellanox and unrecognized tax benefits of $310 million, which includes related interest and penalties of $46 million recorded in non-current income tax payable as of October 25, 2020. We are unable to reasonably estimate the timing of any potential tax liability, interest payments, or penalties in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions. We are currently under examination by the Internal Revenue Service for our fiscal years 2018 and 2019. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment and Interest Rate Risk
Financial market risks related to investment and interest rate risk are described in our Annual Report on Form 10-K for the fiscal year ended January 26, 2020. As of October 25, 2020, there have been no material changes, including the impact of the COVID-19 pandemic, to the financial market risks described as of January 26, 2020.
Foreign Exchange Rate Risk
The impact of foreign currency transactions related to foreign exchange rate risk is described in our Annual Report on Form 10-K for the fiscal year ended January 26, 2020. As of October 25, 2020, there have been no material changes, including the impact of the COVID-19 pandemic, to the foreign exchange rate risks described as of January 26, 2020.
Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information.
ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of October 25, 2020, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance.
Changes in Internal Control Over Financial Reporting
Other than the acquisition of Mellanox that occurred during the second quarter of fiscal year 2021, there were no changes in our internal control over financial reporting during the third quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting despite the fact that virtually all of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their operating effectiveness. We are in the process of integrating Mellanox into our systems and control environment. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration.
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

ITEM 1A. RISK FACTORS
Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 26, 2020 and Item 1A of our Quarterly Reports on Form 10-Q for the fiscal quarters ended April 26, 2020 and July 26, 2020.
Before you buy our common stock, you should know that making such an investment involves some risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 26, 2020 and Item 1A of our Quarterly Reports on Form 10-Q for the fiscal quarters ended April 26, 2020 and July 26, 2020. Additionally, any one of those risks could harm our business, financial condition and results of operations, which could cause our stock price to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
We may not be able to realize the potential financial or strategic benefits of business acquisitions or strategic investments, including the Mellanox and Arm acquisitions, and we may not be able to successfully integrate acquisition targets, which could hurt our ability to grow our business, develop new products or sell our products.
We have in the past acquired and invested in, and may continue to acquire and invest in, other businesses that offer products, services and technologies that we believe will help expand or enhance our existing products, strategic objectives and business. We completed our acquisition of Mellanox for approximately $7 billion on April 27, 2020. In September 2020, we announced our agreement to acquire all of the allotted and issued ordinary shares of Arm in a transaction valued at $40 billion. The Mellanox acquisition, the Arm acquisition and other past or future acquisitions or investments involve significant challenges and risks, and could impair our ability to grow our business, develop new products or sell our products, and ultimately could have a negative impact on our growth or our financial results. Given that our resources are limited, our decision to pursue a transaction has opportunity costs; accordingly, if we pursue a particular transaction, we may need to forgo the prospect of entering into other transactions that could help us achieve our strategic objectives. Additional risks related to the Mellanox acquisition, the Arm acquisition and other acquisitions or strategic investments include, but are not limited to:
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
•acquiring business challenges and risks, including, but not limited to, disputes with management and integrating international operations and joint ventures;
•difficulty in realizing a satisfactory return, if at all;
•difficulty in obtaining or inability to obtain governmental and regulatory consents and approvals, other approvals or financing;
•the potential impact on our stock price and financial results if we are unable to obtain regulatory approval for an acquisition, are required to pay reverse breakup fees or are otherwise unable to close an acquisition;
•failure and costs associated with the failure to consummate a proposed acquisition or other strategic investment;
•legal proceedings initiated as a result of an acquisition or investment;
•the potential for our acquisitions to result in dilutive issuances of our equity securities;
•the potential variability of the amount and form of any performance-based consideration;
•uncertainties and time needed to realize the benefits of an acquisition or strategic investment, if at all;

•negative changes in general economic conditions in the regions or the industries in which we or our target operate;
•the need to determine an alternative strategy if an acquisition does not meet our expectations;
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
The COVID-19 pandemic has increased economic and demand uncertainty. In the third quarter of fiscal year 2021, our Gaming and Data Center market platforms benefited from stronger demand as people continue to work, learn, and play from home. Our Professional Visualization market platform experienced stronger demand for mobile workstations due to work from home trends, but was negatively affected by lower corporate demand for desktop workstations. Industry production volume returned to pre-COVID levels in our Auto market platform, but these production volumes may be further impacted by COVID-19. In some regions, markets, or industries, where COVID-19 has driven an increase in sales for our products, the demand may not be sustainable if conditions change. Additionally, stronger demand globally has limited the availability of capacity and components in our supply chain, which could cause us to order an excess amount if demand changes, pay higher prices, or limit our ability to obtain supply at necessary levels or at all.
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
The spread of COVID-19 has caused us to modify our business practices (including employee travel, mandatory work-from-home policies and cancellation of physical participation in meetings, events and conferences), and we may take further actions as required by government authorities or that we determine are in the best interests of our employees, customers, partners and suppliers. Most of our employees in the third quarter continued to work remotely. There is no certainty that such measures will be sufficient to mitigate the risks posed by the disease, and our ability to perform critical functions could be harmed.
In addition, while the extent and duration of the COVID-19 pandemic on the global economy and our business in particular is difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce our ability to access capital or our customers’ ability to pay us for past or future purchases, which could negatively affect our liquidity. A recession or financial market correction resulting from the lack of containment and spread of COVID-19 could impact overall technology spending, adversely affecting demand for our products, our business and the value of our common stock.
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
Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, outages at cloud service providers, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, cyber-attacks, terrorist attacks, medical epidemics or pandemics (including, but not limited to, COVID-19) and other natural or man-made disasters, catastrophic events or climate change. The occurrence of any of these disruptions could harm our business and result in significant losses, a decline in revenue and an increase in our costs and expenses. Any of these business disruptions could require substantial expenditures and recovery time in order to fully resume operations. Such risks are discussed further in the risk factor “The COVID-19 pandemic continues to impact our business and could materially adversely affect our financial condition and results of operations.” Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations, finished goods inventory, and some of our suppliers are located in Asia, near major earthquake faults known for seismic activity. In addition, a large portion of our current data center capacity is located in California, making our operations vulnerable to natural disasters or other business disruptions occurring in these geographical areas. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including Taiwan, China, Hong Kong, and Korea. Additionally, a significant portion of our finished goods product distribution occurs through Hong Kong. Geopolitical change or changes in government regulations and policies in the United States or abroad may result in changing regulatory requirements, trade policies, import duties and economic disruptions that could impact our operating strategies, product demand, access to global markets, hiring, and profitability. In particular, revisions to laws or regulations or their interpretation and enforcement could result in increased taxation, trade sanctions, the imposition of import duties or tariffs, restrictions and controls on imports or exports, or other retaliatory actions, which could have an adverse effect on our business plans. For example, regulations to implement the Export Control Reform Act of 2018 could have an adverse effect on our business plans. Catastrophic events can also have an impact on third-party vendors who provide us critical infrastructure services for IT and research and development systems and personnel. In addition, geopolitical and domestic political developments, such as existing and potential trade wars, political or social unrest, elections and post-election developments, and other events beyond our control, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Political instability or adverse political developments in or around any of the major countries in which we do business would also likely harm our business, financial condition and results of operations. Our operations could be harmed if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, high heat events or water shortages, information technology system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our third-party foundries and other suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown. In the event a major earthquake or other disaster or catastrophic event affects us or the third-party systems on which we rely, our business could be harmed as a result of declines in revenue, increases in expenses, substantial expenditures and time spent to fully resume operations. All of these risks and conditions could materially adversely affect our future sales and operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Beginning August 2004, our Board of Directors authorized us to repurchase our stock.
Since the inception of our share repurchase program, we have repurchased an aggregate of 260 million shares for a total cost of $7.08 billion through October 25, 2020. All shares delivered from these repurchases have been placed into treasury stock.
The repurchases can be made in the open market, in privately negotiated transactions, or in structured share repurchase programs, and can be made in one or more larger repurchases. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

In the first nine months of fiscal year 2021, we paid $296 million in quarterly cash dividends. As of October 25, 2020, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $7.24 billion through December 2022. We did not repurchase any shares during the first nine months of fiscal year 2021.
Restricted Stock Unit Share Withholding
We also withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our employee equity incentive program. During the third quarter of fiscal year 2021, we withheld approximately 1 million shares at a total cost of $298 million through net share settlements. During the first nine months of fiscal year 2021, we withheld approximately 2 million shares at a total cost of $716 million through net share settlements.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated September 13, 2020, by and among NVIDIA, NVIDIA Holdings, Arm, SoftBank and Vision Fund*	8-K	000-23985	2.1	9/14/2020
31.1**	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2**	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#**	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#**	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
* Certain exhibits and schedules have been omitted in accordance with Regulation S-K Item 601(a)(5). NVIDIA agrees to supplementally furnish to the SEC a copy of any omitted exhibits or schedules upon request of the SEC.
** Filed herewith.
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
Date: November 18, 2020

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)