Form 10-K
period 2021-01-31
NVIDIA CORP
filed 2021-02-26
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended January 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 24, 2020 was approximately $241.21 billion (based on the closing sales price of the registrant's common stock as reported by the Nasdaq Global Select Market on July 24, 2020). This calculation excludes 25 million shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant's outstanding common stock that have represented to the registrant that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.
The number of shares of common stock outstanding as of February 19, 2021 was 620 million.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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
NVIDIA Twitter Account (https://twitter.com/nvidia)
NVIDIA Company Blog (http://blogs.nvidia.com)
NVIDIA Facebook Page (https://www.facebook.com/nvidia)
NVIDIA LinkedIn Page (http://www.linkedin.com/company/nvidia)
NVIDIA Instagram Page (https://www.instagram.com/nvidia)
In addition, investors and others can view NVIDIA videos on YouTube (https://www.YouTube.com/nvidia).
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
© 2021 NVIDIA Corporation. All rights reserved. NVIDIA, the NVIDIA logo, GeForce, Quadro, Tegra, CUDA, CUDA-X AI, GeForce, GeForce Experience, GeForce GTX, GeForce NOW, GeForce RTX, Jetson, Mellanox, NGC, NVIDIA AGX, NVIDIA DesignWorks, NVIDIA DGX, NVIDIA DRIVE, NVIDIA DRIVE Constellation, NVIDIA GRID, NVIDIA HGX, NVIDIA RTX, NVIDIA VRWorks, Quadro, Quadro RTX, SHIELD, vGPU and Xavier are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and/or other countries. Other company and product names may be trademarks of the respective companies with which they are associated. Features, pricing, availability, and specifications are subject to change without notice.

PART I
ITEM 1. BUSINESS
Our Company
NVIDIA pioneered accelerated computing to help solve the most challenging computational problems. Since our original focus on PC graphics, we have expanded to several other large and important computationally intensive fields. Fueled by the sustained demand for exceptional 3D graphics and the scale of the gaming market, NVIDIA has leveraged its GPU architecture to create platforms for scientific computing, artificial intelligence, or AI, data science, autonomous vehicles, or AV, robotics, and augmented and virtual reality, or AR and VR.
The GPU was initially used to simulate human imagination, enabling the virtual worlds of video games and films. Today, it also simulates human intelligence, enabling a deeper understanding of the physical world. Its parallel processing capabilities, supported by up to thousands of computing cores, are essential to running deep learning algorithms. This form of AI, in which software writes itself by learning from data, can serve as the brain of computers, robots and self-driving cars that can perceive and understand the world. GPU-powered deep learning is being adopted by thousands of enterprises to deliver services and products that would have been impossible with traditional coding.
NVIDIA has a platform strategy, bringing together hardware, software, algorithms, libraries, systems, and services to create unique value for the markets we serve. While the requirements of these end markets are diverse, we address them with a unified underlying architecture leveraging our GPUs and software stacks. The programmable nature of our architecture allows us to support several multi-billion-dollar end markets with the same underlying technology by using a variety of software stacks developed either internally or by third party developers and partners. The large and growing number of developers across our platforms strengthens our ecosystem and increases the value of our platform to our customers.
Innovation is at our core. We have invested over $24 billion in research and development since our inception, yielding inventions that are essential to modern computing. Our invention of the GPU in 1999 defined modern computer graphics and established NVIDIA as the leader in visual computing. With our introduction of the CUDA programming model in 2006, we opened the parallel processing capabilities of the GPU for general purpose computing. This approach significantly accelerates the most demanding high-performance computing, or HPC, applications in fields such as aerospace, bio-science research, mechanical and fluid simulations, and energy exploration. Today, our GPUs power many of the fastest supercomputers across the world. In addition, the massively parallel compute architecture of our GPUs and associated software are well suited for deep learning and machine learning, powering the era of AI. While traditional CPU-based approaches no longer deliver advances on the pace described by Moore’s Law, we deliver GPU performance improvements on a pace ahead of Moore’s Law, giving the industry a path forward.
Gamers choose NVIDIA GPUs to enjoy immersive, increasingly cinematic virtual worlds. GPUs also help underpin the world’s fastest growing spectator sport, eSports, which attracts hundreds of millions of viewers to watch top-quality gaming. In addition to serving the growing number of gamers, the market for gaming GPUs is expanding as a result of the burgeoning population of live streamers, broadcasters, artists and creators.
Researchers use our GPUs to accelerate a wide range of important applications, from simulating molecular dynamics to weather forecasting. With support for more than over 600 applications - including the top 15 HPC applications - NVIDIA GPUs enable some of the most promising areas of discovery, from weather prediction to materials science and from wind tunnel simulation to genomics. NVIDIA GPUs power the top supercomputers in the United States and Europe. Including GPUs and networking, NVIDIA powers nearly 70%, and 8 of the top 10, supercomputers on the global TOP500 list.
The world’s leading cloud service providers and consumer internet companies use our GPUs to enable, accelerate or enrich the services they deliver to billions of end-users, including search, social networking, online shopping, live video, translation, AI assistants, navigation, and cloud computing.
A rapidly growing number of enterprises and startups across a broad range of industries use our GPUs and AI software to bring automation to the products and services they build. For example, the transportation industry is turning to our platforms for AV; the healthcare industry is leveraging them for enhanced medical imaging and accelerated drug discovery; and the financial services industry is using them for fraud detection.
Professional designers use our GPUs to create visual effects in movies and design products ranging from soft drink bottles to commercial aircraft.

Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Pending Acquisition of Arm Limited
On September 13, 2020, we entered into a Share Purchase Agreement, or the Purchase Agreement, with Arm Limited, or Arm, and SoftBank Group Capital Limited and SVF Holdco (UK) Limited, or together, SoftBank, for us to acquire, from SoftBank, all allotted and issued ordinary shares of Arm in a transaction valued at $40 billion. The announced acquisition is expected to bring together NVIDIA's leading AI computing platform with Arm's vast ecosystem to create the premier computing company for the age of artificial intelligence, accelerating innovation while expanding into large, high-growth markets. We paid $2 billion in cash at signing, or the Signing Consideration, and will pay upon closing of the acquisition $10 billion in cash and issue to SoftBank 44.3 million shares of our common stock with an aggregate value of $21.5 billion. The transaction includes a potential earn out, which is contingent on the achievement of certain financial performance targets by Arm during the fiscal year ending March 31, 2022. If the financial targets are achieved, SoftBank can elect to receive either up to an additional $5 billion in cash or up to an additional 10.3 million shares of our common stock. We will issue up to $1.5 billion in restricted stock units to Arm employees after closing. The $2 billion paid upon signing was allocated between advanced consideration for the acquisition of $1.36 billion and the prepayment of intellectual property licenses from Arm of $0.17 billion and royalties of $0.47 billion, both with a 20-year term. The closing of the acquisition is subject to customary closing conditions, including receipt of specified governmental and regulatory consents and approvals and expiration of any related mandatory waiting period, and Arm's implementation of the reorganization and distribution of Arm’s IoT Services Group and certain other assets and liabilities. We are engaged with regulators in the United States, the United Kingdom, the European Union, China and other jurisdictions. If the Purchase Agreement is terminated under certain circumstances, we will be refunded $1.25 billion of the Signing Consideration. The $2 billion payment upon signing was allocated on a fair value basis and any refund of the Signing Consideration will use stated values in the Purchase Agreement. We believe the closing of the acquisition will likely occur in the first quarter of calendar year 2022.
Our Businesses
We report our business results in two segments.
Our Graphics segment includes GeForce GPUs for gaming and PCs, the GeForce NOW game streaming service and related infrastructure, and solutions for gaming platforms; Quadro/NVIDIA RTX GPUs for enterprise workstation graphics; vGPU software for cloud-based visual and virtual computing; and automotive platforms for infotainment systems.
Our Compute & Networking segment includes Data Center platforms and systems for AI, HPC, and accelerated computing; Mellanox networking and interconnect solutions; automotive AI Cockpit, autonomous driving development agreements, and autonomous vehicle solutions; and Jetson for robotics and other embedded platforms.
Our Markets
We specialize in markets in which our computing platforms can provide tremendous acceleration for applications. These platforms incorporate processors, interconnects, software, algorithms, systems, and services to deliver value that is unique in the marketplace. Our platforms address four large markets where our expertise is critical: Gaming, Professional Visualization, Data Center, and Automotive.
Gaming
Computer gaming is the largest entertainment industry. Many factors propel computer gaming’s growth, including new high production value games and franchises, the continued rise of competitive gaming or eSports, social connectivity and the demand for more content from game streamers, modders and creators.
Our gaming platforms leverage our GPUs and sophisticated software to enhance the gaming experience with smoother, higher quality graphics. This includes GeForce Experience, our gaming application that optimizes the PC user’s settings for each application and enables gamers to record and share gameplay.
We developed NVIDIA RTX bringing next generation graphics and AI to games. The NVIDIA RTX line-up features ray tracing technology for real-time, cinematic-quality rendering. Ray tracing, which has long been used for special effects in the movie industry, is a computationally intensive technique that simulates the physical behavior of light to achieve greater realism in computer-generated scenes. NVIDIA RTX also features deep learning super sampling, or DLSS, our AI technology that boosts frame rates while generating beautiful, sharp images for games.

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
Designers who build the products we use every day need the images that they view digitally to mirror reality. This requires simulating the physical behavior of light and materials, or physically-based rendering. Our DesignWorks software delivers this to designers and enables an architect designing a building with a computer-aided design package to interact with the model in real time, view it in greater detail, and generate photorealistic renderings for the client. It also allows an automotive designer to create a highly realistic 3D image of a car, which can be viewed from all angles, reducing reliance on costly, time-consuming full-scale clay models.
Our Professional Visualization platforms are critical enablers in many fields, such as design and manufacturing and digital content creation. Design and manufacturing encompass computer-aided design, architectural design, consumer-products manufacturing, medical instrumentation, and aerospace. Digital content creation includes professional video editing and post-production, special effects for films, and broadcast-television graphics.
The NVIDIA RTX platform makes it possible to render film-quality, photorealistic objects and environments with physically accurate shadows, reflections and refractions using ray tracing in real-time. Many leading 3D design and content creation applications developed by our ecosystem partners now support RTX, allowing professionals to accelerate and transform their workflows with NVIDIA RTX GPUs.
Just as VR is becoming more important in gaming, it is also being incorporated in a growing number of enterprise applications. Virtual car showrooms, surgical training, architectural walkthroughs, and bringing historical scenes to life all deploy this technology, powered by our GPUs.
Data Center
The NVIDIA computing platform is focused on accelerating the most compute-intensive workloads, such as AI, data analytics, graphics and scientific computing, across hyperscale, cloud, enterprise, public sector, and edge data centers. The platform consists of our energy efficient GPUs, interconnects and systems, our CUDA programming model, and a growing body of software libraries, Software Development Kits, or SDKs, application frameworks and services.
In the field of AI, NVIDIA’s platform accelerates both deep learning and machine learning workloads. Deep learning is a computer science approach where neural networks are trained to recognize patterns from massive amounts of data in the form of images, sounds and text - in some instances better than humans. Machine learning is a related approach that leverages algorithms as well as data to learn how to make determinations or predictions, often used in data science. HPC, also referred to as scientific computing, uses numerical computational approaches to solve large and complex problems. For both AI and HPC applications, the NVIDIA accelerated computing platform greatly increases the performance and power efficiency of high-performance computers and data centers.
We are engaged with thousands of organizations working on AI in a multitude of industries, from automating tasks such as reading medical images, to enabling fraud detection in financial services, to optimizing oil exploration and drilling. These organizations include the world’s leading consumer internet and cloud services companies, which are using AI for critical tasks such as natural language processing and recommendation systems; enterprises that are increasingly turning to AI to improve products and services; and startups seeking to implement AI in transformative ways across multiple industries. We partnered with industry leaders such as IBM, Microsoft, Oracle, SAP, and VMware to bring AI to enterprise users. We also have partnerships in transportation, retail, healthcare and manufacturing, among others, to accelerate the adoption of AI.
At the foundation of the NVIDIA accelerated computing platform are our GPUs, which excel at parallel workloads such as the training and inferencing of neural networks. They are available in industry standard servers from every major computer maker worldwide, including Cisco, Dell, HP, Inspur, and Lenovo; from every major cloud service provider such as Alicloud, Amazon Web Services, Baidu Cloud, Google Cloud, IBM Cloud, Microsoft Azure, and Oracle Cloud; as well as in our DGX AI supercomputer, a purpose-built system for deep learning and GPU accelerated applications. To facilitate customer adoption, we have also built other ready-to-use systems and reference designs around our GPUs, including

HGX for hyperscale and supercomputing data centers, EGX for enterprise and edge computing, and AGX for autonomous machines.
In fiscal year 2021, we completed the acquisition of Mellanox Technologies, Ltd., or Mellanox, a supplier of high-performance interconnect and networking products that are now part of our Data Center market platform. Mellanox interconnects are included in our DGX, HGX and EGX platforms and continue to be available on a standalone basis. With Mellanox, we can optimize across the entire computing, networking, and storage stack to deliver data center-scale computing solutions. For example, we announced a new class of processor – the data processing unit, or DPU – supported by a novel data-center-infrastructure-on-a-chip architecture, or DOCA, that enables breakthrough networking, storage and security performance.
While our approach starts with powerful chips, what makes it a computing platform is our large body of software, including the CUDA parallel programming model, the CUDA-X collection of application acceleration libraries, Application Programming Interfaces, or APIs, SDKs and tools, and domain-specific application frameworks. We also offer the NVIDIA GPU Cloud registry, or NGC, a comprehensive catalog of easy-to-use, optimized software stacks across a range of domains including scientific computing, deep learning, and machine learning. With NGC, AI developers, researchers and data scientists can get started with the development of AI and HPC applications and deploy them on DGX systems, NGC-ready workstations or servers from our systems partners, or with NVIDIA’s cloud partners such as Amazon Web Services, Google Cloud, Microsoft Azure, or Oracle Cloud.
We also serve the data center market with NVIDIA virtual GPU (vGPU) software products that enable powerful GPU performance for workloads ranging from graphics-rich virtual desktops and workstations to data science and AI. Installed on a physical GPU in a cloud or enterprise data center server, NVIDIA vGPU software creates virtual GPUs that can be shared across multiple virtual machines accessed on any device, anywhere. With companies supporting more offsite workers than ever before, NVIDIA vGPU software products are enabling remote access to professional graphics and accelerated computing for data scientists, researchers, designers, engineers, and creative professionals across industries such as healthcare, manufacturing, architecture, and media and entertainment.
Automotive
NVIDIA’s Automotive market is comprised of cockpit infotainment solutions, AV platforms, and associated development agreements. Leveraging our technology leadership in AI and building on our long-standing automotive relationships, we are delivering a complete end-to-end solution for the AV market under the DRIVE brand. NVIDIA has demonstrated multiple applications of AI within the car: AI can drive the car itself as a pilot in fully autonomous mode or it can also be a co-pilot, assisting the human driver while creating a safer driving experience.
NVIDIA is working with several hundred partners in the automotive ecosystem including automakers, truck makers, tier-one suppliers, sensor manufacturers, automotive research institutions, HD mapping companies, and startups to develop and deploy AI systems for self-driving vehicles. Our unified AI computing architecture starts with training deep neural networks using our GPUs, and then running a full perception, planning and control stack within the vehicle on the NVIDIA DRIVE computing platform. The in-vehicle platform consists of the high-performance, energy efficient DRIVE AGX computing hardware, and open, modular software, including DRIVE AV for autonomous driving and DRIVE IX for in-vehicle intelligent experience and AI assistants.
NVIDIA DRIVE can perceive and understand in real-time what is happening around the vehicle, precisely locate itself on an HD map, and plan a safe path forward. This advanced self-driving car platform combines deep learning, sensor fusion, and surround vision to change the driving experience. Our DRIVE platform scales from a palm-sized, energy-efficient module for automated highway-driving capabilities to a configuration with multiple systems aimed at enabling driverless cars. Our Xavier system-on-a-chip, or SoC, which started shipping in 2018, enables vehicles to use deep neural networks to process data from multiple cameras and sensors. It powers the DRIVE AutoPilot, NVIDIA’s Level 2+ automated driving solution, combining the DRIVE AV self-driving solution with the DRIVE IX cockpit software, including a visualization system for allowing the driver to see what the car sees and plans to do. In fiscal year 2020, we announced our next-generation SoC, Orin.
In addition, we offer a scalable data center-based simulation solution, NVIDIA DRIVE Constellation running DRIVE Sim software, for testing and validating a self-driving platform before commercial deployment. NVIDIA's unique end-to-end, software-defined approach is designed for continuous innovation and continuous development, enabling cars to receive over-the-air updates to add new features and capabilities throughout the life of a vehicle.

Business Strategies
NVIDIA’s key strategies that shape our overall business approach include:
Advancing the NVIDIA accelerated computing platform. NVIDIA’s accelerated computing platform can solve complex problems in significantly less time and with lower power consumption than alternative computational approaches. Indeed, it can help solve problems that were previously deemed unsolvable. We work to deliver continued performance leaps that outpace Moore’s Law by leveraging innovation across the architecture, chip design, system, and software layers. With our acquisition of Mellanox in fiscal year 2021, we strengthened our end-to-end expertise in data center architectures, positioning us for a future when the data center is the new unit of computing. This full-stack innovation approach allows us to deliver order-of-magnitude performance advantages relative to legacy approaches in our target markets, which include Gaming, Professional Visualization, Data Center, and Automotive. While the requirements of these end markets are diverse, we address them with a unified underlying architecture leveraging our GPUs and CUDA as the fundamental building blocks. The programmable nature of our architecture allows us to make leveraged investments in R&D: we can support several multi-billion-dollar end markets with the same underlying technology by using a variety of software stacks developed either internally or by third party developers and partners. We utilize this platform approach in each of our target markets.
Extending our technology and platform leadership in AI. We provide a complete, end-to-end accelerated computing platform for deep learning and machine learning, addressing both training and inferencing. This includes GPUs, interconnects, systems, our CUDA programming language, algorithms, libraries, and other software. GPUs are uniquely suited to AI, and we will continue to add AI-specific features to our GPU architecture to further extend our leadership position. Our AI technology leadership is reinforced by our large and expanding ecosystem in a virtuous cycle. Our GPU platforms are available from virtually every major server maker and cloud service provider, as well as on our own AI supercomputer. There are over 2.2 million developers worldwide using CUDA and our other software tools to help deploy our technology in our target markets. We evangelize AI through partnerships with hundreds of universities and more than 7,000 startups through our Inception program. Additionally, our Deep Learning Institute provides instruction on the latest techniques on how to design, train, and deploy neural networks in applications using our accelerated computing platform.
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
Advancing the leading autonomous vehicle platform. We believe the advent of AV will soon revolutionize the transportation industry. In our view, AI is the key technology enabler of this opportunity, as the algorithms required for autonomous driving - such as perception, localization, and planning - are too complex for legacy hand-coded approaches and will run on multiple trained neural networks instead. Therefore, we provide a full functionally safe AI-based hardware and software solution for the AV market under the DRIVE brand, which we are bringing to market through our partnerships with automotive original equipment manufacturers, or OEMs, tier-1 suppliers, and start-ups. Our AV solution also includes the GPU-based hardware required to train the neural networks before their in-vehicle deployment, as well as to re-simulate their operation prior to any over-the-air software updates. We believe our comprehensive, top-to-bottom and end-to-end approach will enable the transportation industry to solve the complex problems arising from the shift to autonomous driving.
Leveraging our intellectual property. We believe our intellectual property is a valuable asset that can be accessed by our customers and partners through license and development agreements when they desire to build such capabilities directly into their own products, or have us do so through a custom development. Such license and development arrangements can further enhance the reach of our technology.
Sales and Marketing
Our worldwide sales and marketing strategy is key to achieving our objective of providing markets with our high-performance and efficient computing platforms. Our sales and marketing teams, located across our global markets, work closely with end customers and various industry ecosystems through our partner network. Our partner network incorporates each industry's respective OEMs, original device manufacturers, or ODMs, system builders, add-in board manufacturers, or AIBs, retailers/distributors, internet and cloud service providers, automotive manufacturers and tier-1 automotive suppliers, mapping companies, start-ups, and other ecosystem participants.
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
To encourage the development of applications optimized for our platforms, we seek to establish and maintain strong relationships in the software development community. Engineering and marketing personnel engage with key software developers to promote and discuss our platforms, as well as to ascertain individual product requirements and solve technical problems. Our developer program makes our products available to developers prior to launch in order to encourage the development of AI frameworks, SDKs, and APIs for software applications and game titles that are optimized for our platforms. Our Deep Learning Institute provides in-person and online training for developers in industries and organizations around the world to build AI and accelerated computing applications that leverage our platforms.
As NVIDIA’s business has evolved from a focus primarily on gaming products to broader markets, and from chips to platforms and complete systems, so, too, have our avenues to market. Thus, in addition to sales to customers in our partner network, certain of our platforms are also sold through e-tail channels, or direct to cloud service providers and enterprise customers.
Seasonality
Our computing platforms serve a diverse set of markets such as enterprise and cloud data centers, consumer gaming, professional workstations, and automotive. Our consumer products typically see stronger revenue in the second half of our fiscal year. In addition, based on the production schedules of key customers, some of our products for notebooks and game consoles typically generate stronger revenue in the second and third quarters, and weaker revenue in the fourth and first quarters. However, there can be no assurance that this trend will continue.
Manufacturing
We do not directly manufacture semiconductors used for our products. Instead, we utilize a fabless manufacturing strategy, whereby we employ world-class suppliers for all phases of the manufacturing process, including wafer fabrication, assembly, testing, and packaging. This strategy uses the expertise of industry-leading suppliers that are certified by the International Organization for Standardization in such areas as fabrication, assembly, quality control and assurance, reliability, and testing. Additionally, we can avoid many of the significant costs and risks associated with owning and operating manufacturing operations. While we may directly procure certain raw materials used in the production of our products, such as substrates and a variety of components, our suppliers are responsible for procurement of most of the raw materials used in the production of our products. As a result, we can focus our resources on product design, additional quality assurance, marketing, and customer support.
We utilize industry-leading suppliers, such as Taiwan Semiconductor Manufacturing Company Limited and Samsung Electronics Co. Ltd, to produce our semiconductor wafers. We then utilize independent subcontractors, such as Amkor Technology, BYD Auto Co. Ltd., Hon Hai Precision Industry Co., King Yuan Electronics Co., Ltd., Omni Logistics, LLC and Siliconware Precision Industries Company Ltd. to perform assembly, testing, and packaging of most of our products and platforms. We use contract manufacturers such as Flex Ltd. to manufacture our standard and custom adapter card products and switch systems, and Fabrinet to manufacture our cables. We purchase substrates from Ibiden Co. Ltd., Kinsus Interconnect Technology Corporation, and Unimicron Technology Corporation, and memory from Micron Technology, Samsung Semiconductor, Inc., and SK Hynix.
We typically receive semiconductor products from our subcontractors, perform incoming quality assurance and configuration, and then ship the semiconductors to contract equipment manufacturers, or CEMs, distributors, motherboard and add-in card, or AIC, customers from our third-party warehouse in Hong Kong, Israel, and the United States. Generally, these manufacturers assemble and test the boards based on our design kit and test specifications, and then ship our products to retailers, system builders, or OEMs as motherboard and AIC solutions.
We also utilize industry-leading contract manufacturers, or CMs, such as Flex Ltd. and Fabrinet, and ODMs such as Wistron Corporation, to manufacture some of our products for sale directly to end customers. In those cases, key elements such as the GPU, SoC, memory, and integrated circuit are often consigned by us to the CMs, who are responsible for the procurement of other components used in the production process.
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
A significant source of competition comes from companies that provide or intend to provide GPUs, including Intel’s recent announcement that they will introduce high performance GPUs, embedded SOCs, and other accelerated, AI computing processor products, and providers of semiconductor-based high-performance interconnect products based on InfiniBand, Ethernet, Fibre Channel and proprietary technologies. Some of our competitors may have greater marketing, financial, distribution and manufacturing resources than we do and may be more able to adapt to customer or technological changes. We expect an increasingly competitive environment in our fiscal year 2022.
Our current competitors include:
•suppliers and licensors designing discrete and integrated GPUs and other accelerated computing solutions, including chipsets that incorporate 3D graphics, or HPC, such as Advanced Micro Devices, or AMD, Intel Corporation, and Xilinx, Inc.;
•large internet services companies with internal teams designing chips that incorporates HPC or accelerated computing functionality as part of their internal solutions or platforms, such as Alphabet Inc. and Amazon, Inc.;
•suppliers of SoC products that are embedded into automobiles, autonomous machines, and gaming devices, such as Ambarella, Inc., AMD, Broadcom Inc., Intel, Qualcomm Incorporated, Renesas Electronics Corporation, Samsung, and Xilinx or companies with internal teams designing SoC products for internal use, such as Tesla Motors; and
•suppliers of interconnect, switch and cable solutions such as Applied Optoelectronics, Inc., Arista Networks, Broadcom, Cisco Systems, Inc., Hewlett Packard Enterprise Company, Intel, Juniper Networks, Inc., Lumentum Holdings, Marvell Technology Group, and Xilinx, as well as internal teams of system vendors and large internet services companies such as Alphabet and Amazon.
Patents and Proprietary Rights
We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements, and licensing arrangements to protect our intellectual property in the United States and internationally. Our currently issued patents have expiration dates from March 2021 to June 2045. We have numerous patents issued, allowed, and pending in the United States and in foreign jurisdictions. Our patents and pending patent applications primarily relate to our products and the technology used in connection with our products. We also rely on international treaties, organizations, and foreign laws to protect our intellectual property. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as the laws of the United States. This decreased protection makes the possibility of piracy of our technology and products more likely. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as:
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
Government Regulations
Our worldwide business activities are subject to various laws, rules, and regulations of the United States as well as of foreign governments. Compliance with these laws, rules, and regulations has not had a material effect upon our capital expenditures, results of operations, or competitive position, and we do not currently anticipate material capital expenditures for environmental control facilities. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, business acquisitions, consumer and data protection, employee health and safety, and taxes, could have a material impact on our business in subsequent periods. Refer to “Item 1A. Risk Factors” for a discussion of these potential impacts.
Human Capital Management
We believe that our employees are our greatest assets, and they play a key role in creating long-term value for our stakeholders. As of January 31, 2021, we had 18,975 employees in 29 countries. 13,532 were engaged in research and development and 5,443 were engaged in sales, marketing, operations, and administrative positions.
To be competitive and execute our business strategy successfully, we must recruit, develop, and retain talented employees, including qualified executives, scientists, engineers, technical staff, and research and development personnel. The primary ways in which we seek to do this are summarized below, in addition to an overview of employee programs we implemented in response to the COVID-19 pandemic.
Recruitment
The demand for talent in new markets, such as AI and deep learning, is increasingly competitive. Our intern and new college graduate recruiting programs are a sustainable source of talent. We partner with higher education institutions globally to develop our candidate pipelines, recruit at industry conferences, and encourage our employees to submit referrals, with over 36% of hires coming from internal recommendations. Collaborations with our community resource groups improve how we reach and attract minority candidates.
Development and Retention
To support employee advancement, we provide training on-the-job through coaching, feedback, and role modeling. We have a rich library of live and on-demand learning experiences such as workshops, panel discussions, speaker-based forums, and internally focused technical conferences. We curate learning libraries around our most common development needs, provide the latest technical platforms to support self-paced learning, and regularly listen to learner feedback through internal messaging channels to improve and update those topics. We offer tuition reimbursement programs and subsidize advanced technical education programs and online technical certifications. We encourage internal mobility through career expos and coaching, as well as foster mentorship connections and provide trained coaches as additional developmental support. Our strong partnerships with internal community resource groups allow us to personalize programs to address specific career development needs.
To evaluate employee sentiment and engagement, we use several listening mechanisms such as pulse surveys, a suggestion box, and an anonymous third-party hotline.
In fiscal year 2021, our overall turnover rate was 3.8%.
Compensation, Benefits, and Well-Being
Our compensation program rewards performance and is structured to encourage employees to invest in the company’s future. Employees receive equity (except where unavailable due to local regulations) that is tied to the value of our stock price and vests over time to retain employees while simultaneously aligning their interests with those of our stockholders.
We offer comprehensive benefits to support our employees’ and their families’ well-being, including 401(k) programs in the U.S., statutory pension programs outside the U.S., our employee stock purchase program, flexible work hours and time off, and programs to address mental health, stress, and time-management challenges. We evaluate our benefit offerings globally and are committed to providing tailored benefits based on community needs, including assistance for military members, additional mental health benefits, and support for new birth parents, and those who wish to become parents.
Diversity and Inclusion

We believe that diverse teams fuel innovation, and we are committed to creating an inclusive culture that supports all employees, regardless of gender, gender identity or expression, veteran status, race, ethnicity, or ability.
We have increased our efforts to recruit, develop, and retain a more diverse workforce with a focus on those historically underrepresented in the technology field, including women, Black, and Hispanic candidates. In fiscal year 2021, we created the role of Head of Diversity, Inclusion, and Belonging, along with hiring a global diversity recruiting leader, and a Head of Strategic Initiatives to build our developer ecosystem and ensure it represents the global population.
Efforts we are undertaking include:
•Shepherding underrepresented candidates through the interviewing process, engaging employees from underrepresented communities for recruiting events and interview panels, and increased investment in minority-serving institutions and professional organizations.
•Developing an internal slate of diverse talent for all open management positions, beginning semi-annual talent review sessions with executives to identify internal, diverse talent, and forming sponsorship and career acceleration programs.
•Increasing inclusion communications and pulse surveys to measure employee sentiment.
As of January 31, 2021, our global workforce was 80% male and 20% female, and 6% of our workforce in the United States was composed of Black or African American, and Hispanic or Latino employees.
Safety and COVID-19
We support our people and their families in making their health a top priority. We implemented global protocols to slow the spread of COVID-19 and to keep our workforce safe by closing our offices around the world in March 2020 for all except essential workers. We also eliminated most business travel. We provided our employees with resources to work remotely and continued to pay all employees and contractors. For essential labs and offices that remain open, we instituted appropriate safety protocols and social distancing guidelines. Additionally, we provided resources for employees, including work from home support, enhanced health coverage, reimbursement for certain work from home expenses, and learning and development resources on how to lead and manage remotely.
Information About Our Executive Officers
The following sets forth certain information regarding our executive officers, their ages and positions as of February 19, 2021:

Name	Age	Position
Jen-Hsun Huang	58	President and Chief Executive Officer
Colette M. Kress	53	Executive Vice President and Chief Financial Officer
Ajay K. Puri	66	Executive Vice President, Worldwide Field Operations
Debora Shoquist	66	Executive Vice President, Operations
Timothy S. Teter	54	Executive Vice President and General Counsel
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
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through our website, http://www.nvidia.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The SEC’s website, http://www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our web site and the information on it or connected to it are not a part of this Annual Report on Form 10-K.
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
Risks Related to Our Industry and Markets
If we fail to meet the evolving needs of our markets, or to identify new products, services or technologies, our revenue and financial results may be adversely impacted.
Our GPU-based visual and accelerated computing platforms address four large markets: Gaming, Professional Visualization, Data Center, and Automotive. These markets often experience rapid technological change, changes in customer requirements, new product introductions and enhancements, and evolving industry standards. Our success depends on our ability to identify emerging industry changes and to develop new (or enhance our existing) products, services and technologies that meet the evolving needs of these markets. Such activities may require considerable technical, financial, compliance, sales and marketing investments. We devote significant resources to the development of technologies and business offerings in markets where we have a limited operating history, such as the automotive and data center markets, which presents additional risks to our business. For example, we must continue to accurately forecast demand, scale and optimize utilization in our data center business, and develop and deliver next-generation autonomous driving solutions to our partners and customers or our business could be negatively impacted. We also must continue to scale our networking business following the Mellanox acquisition by leveraging our joint product capabilities and continuing to effectively integrate company processes. We must also continue to develop the infrastructure needed to scale our business in these areas, including customer service and support, e-commerce and intellectual property, or IP, licensing capabilities. If we do not continue to evolve our business, including by developing market specific technologies, managing the social and environmental impact of our products and technologies, expanding the ecosystem for our current and future products and technologies, and monetizing and expanding our business in various areas, our financial results could be negatively impacted. We also must meet customer safety and compliance standards, which are subject to change, including those applicable to our automotive solutions and systems. Additionally, we continue to make considerable investments in research and development, which may not produce significant revenue for several years, if at all. If our investments are unsuccessful and we fail to develop new products, services and technologies, or if we focus on technologies that do not become widely adopted, our business, revenue, financial condition and results of operations could be adversely affected. We cannot assure you that our strategic direction will result in innovative products and technologies that provide value to our customers, partners, and ultimately, our shareholders. If we fail to anticipate the changing needs of our target markets and emerging technology trends, or if we do not appropriately adapt our strategies as market conditions evolve, in a timely manner to exploit potential market opportunities, our business will be harmed.
For our products that we do not sell directly to consumers, achieving design wins is an important success factor, including for our interconnect products. Achieving design wins may involve a lengthy process in pursuit of a customer opportunity and depend on our ability to anticipate features and functionality that customers and consumers will demand. Failure to obtain a particular design win may prevent us from obtaining design wins in subsequent generations of a particular product. This could result in lost revenue and could weaken our position in future competitive bid selection processes.
Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers. Additionally, if our products are not in compliance with prevailing industry standards, including safety standards, our customers may not incorporate our products into their design strategies. Furthermore, winning a product design does not guarantee sales to a customer or that we will realize as much revenue as anticipated, if any.
Competition in our current and target markets could prevent us from growing our revenue.
Our target markets remain extremely competitive, and we expect competition to intensify as current competitors expand their product and/or service offerings, industry standards continue to evolve, customer needs change and new competitors enter these markets. Our competitors’ products, services and technologies may be less costly, or may offer superior functionality or better features, than ours, which may result, among other things, in lower than expected selling prices for our products. In addition, some of our competitors operate and maintain their own fabrication facilities, have longer operating histories, larger customer bases, more comprehensive IP portfolios and patent protections, and greater financial, sales, marketing and distribution resources than we do. These competitors may be able to more effectively identify and capitalize upon opportunities in new markets and end user customer trends, quickly transition their products, including semiconductor products, to increasingly smaller line width geometries, and obtain sufficient foundry capacity and packaging materials, which could harm our business. In our networking business, some of our customers are also integrated circuit and switch suppliers and already have in-house expertise and internal development capabilities similar to ours. Licensing our technology and supporting such customers entails the transfer of intellectual property rights that may enable such customers to develop their own products and solutions to replace those we are currently providing to them. Consequently, these customers may become competitors to us. Further, each new design by a customer presents a competitive situation. If we are unable to successfully compete in our target markets, respond to changes in our target markets or introduce new offerings to meet the needs of this competitive environment, including in significant international markets such as China, demand for our products, services and technologies could decrease, which would cause our revenue to decline and cause our results of operations to suffer. In addition, the competitive landscape in our target markets has changed and may continue to evolve due to a trend toward consolidation, which could lead to fewer customers, partners, or suppliers, any of which could negatively affect our financial results.
Risks Related to Our Supply and Manufacturing
We depend on third parties and their technology to manufacture, assemble, test and/or package our products, which reduces our control over product quantity and quality, manufacturing yields, development, enhancement and product delivery schedule and could harm our business.
We do not manufacture the silicon wafers used for our products and do not own or operate a wafer fabrication facility. Instead, we are dependent on industry-leading foundries, such as Taiwan Semiconductor Manufacturing Company Limited and Samsung Electronics Co. Ltd., to manufacture our semiconductor wafers using their fabrication equipment and techniques. Similarly, we do not directly assemble, test or package our products, but instead rely on independent subcontractors. In the past we have not had and going forward we may not have long-term commitment contracts with these foundries or subcontractors. Nevertheless, we may enter into long-term procurement and capacity commitments as our business grows or in periods with limited availability of capacity and components in our supply chain. As our business grows, we must continue to scale and adapt our supply chain or it could have an adverse impact on our business. As a result, we face several significant risks which could have an adverse effect on our ability to meet customer demand, scale our supply chain and/or negatively impact our business operations, gross margin, revenue and/or financial results, including:
•a lack of guaranteed supply of wafers and other components and potential higher wafer and component prices, which could be impacted by our failure to correctly estimate demand and to place orders with our suppliers in sufficient quantities and/or in a timely manner;
•a failure by our foundries to procure raw materials or to provide or allocate adequate, or any, manufacturing or test capacity for our products;
•a failure by our foundries to develop, obtain or successfully implement high quality, leading-edge process technologies, including transitions to smaller geometry process technologies such as advanced process node technologies and memory designs needed to manufacture our products profitably or on a timely basis;
•a limited number of suppliers, including foundries, assembly and test providers, and memory manufacturers;
•loss of a supplier and additional expense and/or production delays as a result of qualifying a new foundry or subcontractor and commencing volume production or testing in the event of a loss of or a decision to add or change a supplier;
•a lack of direct control over delivery schedules or product quantity and quality; and
•delays in product shipments, shortages, a decrease in product quality and/or higher expenses in the event our subcontractors or foundries prioritize our competitors’ orders over our orders or otherwise.
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
Our products, including both hardware and software offerings, are complex and may contain defects or security vulnerabilities, or experience failures or unsatisfactory performance due to any number of issues in design, fabrication, packaging, materials and/or use within a system. These risks may increase as our products are introduced into new devices, markets, technologies and applications, including into the automotive market, or as new versions are released. Some errors in our products or services may only be discovered after a product or service has been shipped or used by customers or the end users of such product. Undiscovered vulnerabilities in our products or services could expose our customers or end users to hackers or other unscrupulous third parties who develop and deploy viruses, worms and other malicious software programs that could attack our products or services. Failure of our products to perform to specifications, or other product defects, could lead to substantial damage to the products we sell directly to customers, the end product in which our device has been integrated by OEMs, ODMs, AIBs and Tier 1 automotive suppliers, and to the user of such end product. Any such defect may cause us to incur significant warranty, support and repair or replacement costs, write-off the value of related inventory, cause us to lose market share, and divert the attention of our engineering personnel from our product development efforts to find and correct the issue. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins, harm our relationships with customers and partners and harm consumers’ perceptions of our brand. Also, we may be required to reimburse our customers, partners or consumers, including costs to repair or replace products in the field. A product recall, including automotive recalls or recalls due to a bug in our products, or a significant number of product returns could be expensive, damage our reputation, harm our ability to attract new customers, result in the shifting of business to our competitors and result in litigation against us, such as product liability suits. If a product liability claim is brought against us, the cost of defending the claim could be significant and would divert the efforts of our technical and management personnel, and harm our business. Further, our business liability insurance may be inadequate or future coverage may be unavailable on acceptable terms, which could adversely impact our financial results.
Risks Related to Our Operating Business
If we fail to estimate customer demand properly, our financial results could be harmed.
Our products are manufactured based on estimates of customers’ future demand and our manufacturing lead times are very long. This could lead to a significant mismatch between supply and demand, giving rise to product shortages or excess inventory, and make our demand forecast more uncertain. We sell many of our products through a channel model, and our channel customers sell to retailers, distributors, and/or end customers. As a result, the decisions made by our channel partners, retailers, and distributors in response to changing market conditions and the changing demand for our products could impact our financial results. In order to have shorter shipment lead times and quicker delivery schedules for our customers, we may build inventory for anticipated periods of growth which do not occur, may build inventory anticipating demand that does not materialize, or may build inventory to serve what we believe is pent-up demand. In periods with limited availability of capacity and components in our supply chain, we may place non-cancellable inventory orders significantly in advance of our normal lead times, pay premiums or provide deposits to secure normal and incremental future supply, which could negatively impact our financial results. Demand for our products is based on many factors, including our product introductions and transitions, competitor announcements, and competing technologies, all of which can impact the timing and amount of our revenue. For example, our GPUs for gaming are capable of digital currency mining. Demand and use of GPUs for cryptocurrency has fluctuated in the past and is likely to continue to change quickly. Volatility in the cryptocurrency market, including changes in the prices of cryptocurrencies, can impact demand for our products and our ability to estimate demand for our products. Changes to cryptocurrency standards and processes including, but not limited to, the pending Ethereum 2.0 standard may also create increased aftermarket resales of our GPUs and may reduce demand for our new GPUs. Additionally, consumer behavior during the COVID-19 pandemic, such as increased demand for our Gaming, Data Center and mobile workstation and laptop products and suppressed corporate demand for desktop workstations, has made it more difficult for us to estimate future demand, and these challenges may be more pronounced in the future if and when the effects of the pandemic subside. In estimating demand, we make multiple assumptions, any of which may prove to be incorrect. If we are unable to accurately anticipate demand for our products, our business and financial results could be adversely impacted. Situations that may result in excess or obsolete inventory include:
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
The cancellation or deferral of customer purchase orders could result in our holding excess inventory, which could adversely affect our gross margins. In addition, because we often sell a substantial portion of our products in the last month of each quarter, we may not be able to reduce our inventory purchase commitments in a timely manner in response to customer cancellations or deferrals. We could be required to write-down our inventory to the lower of cost or net realizable value or excess inventory, and we could experience a reduction in average selling prices if we incorrectly forecast product demand, any of which could harm our financial results.

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
Security breaches, computer malware, phishing, and cyber-attacks have become more prevalent and sophisticated in recent years. These threats are constantly evolving, making it increasingly difficult to successfully defend against them or implement adequate preventative measures. These attacks have occurred on our systems in the past and are expected to occur in the future. Experienced computer programmers, hackers and employees may penetrate our security controls and misappropriate or compromise our confidential information, or that of our employees or third parties. These attacks may create system disruptions or cause shutdowns. These hackers may also develop and deploy viruses, worms and other malicious software programs that attack or otherwise exploit security vulnerabilities in our products, including consumer and automotive products, where we utilize over-the-air updates to improve functionality over time. For portions of our IT infrastructure, including business management and communication software products, we rely on products and services provided by third parties. These providers may also experience breaches and attacks to their products which may impact our systems. For example, in 2020, SolarWinds Inc., one of our third party software service providers, was subject to a data security breach. To date, our investigations of this breach, which were supported by a third party expert, have not identified any adverse impact to NVIDIA. Data security breaches may also result from non-technical means, such as actions by an employee with access to our systems. To defend against security threats, both to our internal systems and those of our customers, we must continuously engineer more secure products and enhance security and reliability features, which may result in increased expenses. We must also continue to develop security measures within NVIDIA, ensure our suppliers have appropriate security measures in place, and continue to meet the evolving security requirements of our customers or our business could be negatively impacted.
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
Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, outages at cloud service providers, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, cyber-attacks, terrorist attacks, medical epidemics or pandemics (including, but not limited to, COVID-19) and other natural or man-made disasters, catastrophic events or climate change. The occurrence of any of these disruptions could harm our business and result in significant losses, a decline in revenue and an increase in our costs and expenses. Any of these business disruptions could require substantial expenditures and recovery time in order to fully resume operations. Such risks are discussed further in the risk factor “The COVID-19 pandemic continues to impact our business and could materially adversely affect our financial condition and results of operations.” Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations, finished goods inventory, and some of our suppliers are located in Asia, near major earthquake faults known for seismic activity. In addition, a large portion of our current data center capacity is located in California, making our operations vulnerable to natural disasters or other business disruptions occurring in these geographical areas. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including Taiwan, China, Hong Kong, Israel and Korea. Additionally, a significant portion of our finished goods product distribution occurs through Hong Kong, Israel and Taiwan. Geopolitical change or changes in government regulations and policies in the United States or abroad may result in changing regulatory requirements, trade policies, import duties and economic disruptions that could impact our operating strategies, product demand, access to global markets, hiring, and profitability. In particular, revisions to laws or regulations or their interpretation and enforcement could result in increased taxation, trade sanctions, the imposition of import duties or tariffs, restrictions and controls on imports or exports, or other retaliatory actions, which could have an adverse effect on our business plans or impact the timing of our shipments. For example, regulations to implement the Export Control Reform Act of 2018 could have an adverse effect on our business plans. Catastrophic events can also have an impact on third-party vendors who provide us critical infrastructure services for IT and research and development systems and personnel. In addition, geopolitical and domestic political developments, such as existing and potential trade wars, political or social unrest, elections and post-election developments, and other events beyond our control, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Political instability, changes in government or adverse political developments in or around any of the major countries in which we do business would also likely harm our business, financial condition and results of operations. Our operations could be harmed if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, high heat events or water shortages, other negative impacts from climate change, information technology system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our third-party foundries and other suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown. In the event a major earthquake or other disaster or catastrophic event affects us or the third-party systems on which we rely, our business could be harmed as a result of declines in revenue, increases in expenses, substantial expenditures and time spent to fully resume operations. All of these risks and conditions could materially adversely affect our future sales and operating results.
The COVID-19 pandemic continues to impact our business and could materially adversely affect our financial condition and results of operations.
COVID-19 has spread worldwide, resulting in government authorities implementing numerous measures to try to contain the disease, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. These measures have impacted, and may further impact, our workforce and operations, the operations of our customers and our partners, and those of our respective vendors and suppliers (including our subcontractors and third-party contract manufacturers). Our critical business operations, including our headquarters, most of our finished goods inventory and many of our key suppliers are located in regions which have been impacted by COVID-19. Our customers and suppliers worldwide have also been affected and may continue to be affected by COVID-19 related restrictions and closures.
The COVID-19 pandemic has increased economic and demand uncertainty. It continues to affect our business in both positive and negative ways, and there is uncertainty around their duration and impact. In the fourth quarter of fiscal year 2021, our Gaming and Data Center market platforms benefited from stronger demand as people continue to work, learn, and play from home. Our Professional Visualization market platform benefited from work-from-home trends in mobile workstations and desktop workstation demand has started to recover, although not back to pre-COVID levels. In our Automotive market platform, COVID-19 did not have a significant impact on demand in the fourth quarter of fiscal year 2021. In some regions, markets, or industries, where COVID-19 has driven an increase in sales for our products, the demand may not be sustainable if conditions change. Additionally, stronger demand globally has limited the availability of capacity and components in our supply chain, particularly in Gaming, which could cause us to order an excess amount if demand changes, pay higher prices, or limit our ability to obtain supply at necessary levels or at all. As the COVID-19 pandemic continues, the timing and overall demand from customers and the availability of supply chain, logistical services and component supply may have a material net negative impact on our business and financial results.
The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including Taiwan, China, Hong Kong, Israel and Korea. A significant portion of our finished goods product distribution occurs through Hong Kong, Israel and Taiwan. Additionally, our headquarters is located in California. Each of these countries and locations has been affected by the pandemic and has taken measures to try to contain it, including restrictions on manufacturing facilities, commerce, travel, on our support operations or workforce, or on our customers, partners, vendors and suppliers. There is considerable uncertainty regarding the impact of such measures and potential future measures. Such measures, as well as restrictions or disruptions of transportation, such as reduced availability or increased cost of air transport, port closures and increased border controls or closures, could limit our capacity to meet customer demand and have a material adverse effect on our financial condition and results of operations.
The spread of COVID-19 has caused us to modify our business practices (including employee travel, mandatory work-from-home policies and cancellation of physical participation in meetings, events and conferences), and we may take further actions as required by government authorities and regulations or that we determine are in the best interests of our employees, customers, partners and suppliers. Most of our employees continue to work remotely. There is no certainty that such measures will be sufficient to mitigate the risks posed by the disease, and our ability to perform critical functions could be harmed.
While the extent and duration of the COVID-19 pandemic on the global economy and our business is difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce our ability to access capital or our customers’ ability to pay us for past or future purchases, which could negatively affect our liquidity. A recession or financial market correction resulting from the lack of containment and spread of COVID-19 could impact overall technology spending, adversely affecting demand for our products, our business and the value of our common stock.
The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including, but not limited to, the duration and continued spread of the pandemic, its severity, the actions to contain the disease or treat its impact, availability of vaccines or other treatments, further related restrictions on travel, and the duration, timing and severity of the impact on customer spending, including any recession resulting from the pandemic, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, access to sources of liquidity and financial condition, though the full extent and duration is uncertain.
We may not be able to realize the potential financial or strategic benefits of business acquisitions or investments, including the Mellanox acquisition and the planned Arm acquisition, and we may not be able to successfully integrate acquisition targets, which could hurt our ability to grow our business, develop new products or sell our products.
We have in the past acquired and invested in, and may continue to acquire and invest in, other businesses that offer products, services and technologies that we believe will help expand or enhance our existing products, strategic objectives and business. We completed our acquisition of Mellanox for approximately $7 billion in April 2020. In September 2020, we announced our agreement to acquire all allotted and issued ordinary shares of Arm in a transaction valued at $40 billion. The Mellanox acquisition, the planned Arm acquisition and future acquisitions or investments involve significant challenges and risks, and could impair our ability to grow our business, develop new products or sell our products, and ultimately could have a negative impact on our growth or our financial results. Given that our resources are limited, our decision to pursue a transaction has opportunity costs; accordingly, if we pursue a particular transaction, we may need to forgo the prospect of entering into other transactions that could help us achieve our strategic objectives. Furthermore, if we are unable to complete acquisitions in a timely manner, including due to delays in obtaining regulatory approvals, we may be unable to pursue other transactions, we may not be able to retain critical talent from the target company, technology may evolve, making the acquisition less attractive, and other changes can take place which could jeopardize or reduce the anticipated benefits of the transaction and negatively impact our business. In addition, we have made and may in the future make strategic investments in private companies and may not realize a return on our investments. Additional risks related to the Mellanox acquisition, the planned Arm acquisition and other acquisitions or strategic investments include, but are not limited to:
•difficulty in combining the technology, products, or operations of the acquired business with our business;
•difficulty in integrating and retaining the acquired workforce, including key employees;
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
•difficulty in realizing a satisfactory return, if any return at all;
•difficulty in obtaining or inability to obtain governmental and regulatory consents and approvals, other approvals or financing;

•the potential impact of with complying with governmental or other regulatory restrictions placed on an acquisition;
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
•potential failure of our due diligence processes to identify significant issues with the acquired assets or company; and
•impairment of relationships with, or loss of our or our target’s employees, vendors and customers, as a result of our acquisition or investment.
We receive a significant amount of our revenue from a limited number of customers within our partner network and our revenue could be adversely affected if we lose or are prevented from selling to any of these customers.
We receive a significant amount of our revenue from a limited number of customers within our distribution and partner network. With several of these distributors and partners, we are selling multiple target market platforms through their channels. Our operating results in the foreseeable future will continue to depend on sales within our partner network, as well as the ability of these partners to sell products that incorporate our processors. In the future, these partners may decide to purchase fewer products than they did in the past, not to incorporate our products into their ecosystem, or to alter their purchasing patterns in some other way, particularly because:
•most of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty;
•our partners may develop their own solutions;
•our customers may purchase products from our competitors; or
•our partners may discontinue sales or lose market share in the markets for which they purchase our products.
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
We are subject to risks and uncertainties associated with international operations, including adverse economic conditions, which may harm our business.
We conduct our business worldwide and we have offices in various countries outside of the United States. Our semiconductor wafers are manufactured, assembled, tested and packaged by third parties located outside of the United States. We also generate a significant portion of our revenue from sales outside the United States. We allocate revenue to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. Revenue from sales outside of the United States accounted for 81% of total revenue for fiscal year 2021, 92% for fiscal year 2020 and 87% for fiscal year 2019. Revenue from billings to China, including Hong Kong, was 23% of our revenue for fiscal year 2021. Additionally, as of January 31, 2021, approximately 53% of our employees were located outside of the United States. The global nature of our business subjects us to a number of risks and uncertainties, which could have a material adverse effect on our business, financial condition and results of operations, including:
•international economic and political conditions and other political tensions between countries in which we do business;
•unexpected changes in, or impositions of, legislative or regulatory requirements, including changes in tax laws and employee safety and health regulations and those applicable to business acquisitions;
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
•increased costs due to imposition of climate change regulations, such as carbon taxes, fuel or energy taxes, and pollution limits; and
•natural disasters, public health issues (including the COVID-19 pandemic discussed further in the risk factor “The COVID-19 pandemic continues to impact our business and could materially adversely affect our financial condition and results of operations,” above), and other catastrophic events.
If our sales outside of the United States are delayed or cancelled because of any of the above factors, our revenue may be negatively impacted.
We are subject to laws and regulations worldwide that differ among jurisdictions, affecting our operations in areas including, but not limited to: IP ownership and infringement; tax; import and export requirements; anti-corruption; foreign exchange controls and cash repatriation restrictions; data privacy requirements; competition; advertising; employment; product regulations; environment, health, and safety requirements; and consumer laws. Compliance with such requirements can be onerous and expensive, and may otherwise impact our business operations negatively. Expanding privacy legislation and compliance costs of privacy-related and data protection measures could adversely affect our customers and their products and services, which could in turn reduce demand for our products used for those workloads.
Although we have policies, controls, and procedures designed to help ensure compliance with applicable laws, there can be no assurance that our employees, contractors, suppliers, or agents will not violate such laws or our policies. Violations of these laws and regulations can result in fines; criminal sanctions against us, our officers, or our employees; prohibitions on the conduct of our business; and damage to our reputation. The technology industry is subject to intense media, political, and regulatory scrutiny, which can increase our exposure to government investigations, legal actions, and penalties.
Adverse changes in global, regional or local economic conditions, including recession or slowing growth, changes or uncertainty in fiscal, monetary, or trade policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses including on IT infrastructure, increases in unemployment, and lower consumer confidence and spending, periodically occur. The COVID-19 pandemic has significantly increased economic and demand uncertainty. It is likely that the continued spread of COVID-19 will cause an economic slowdown, and it is possible that it could cause a global recession. Adverse changes in economic conditions, including as a result of the pandemic, can significantly harm demand for our products and make it more challenging to forecast our operating results and make business decisions, including regarding prioritization of investments in our business. A slowdown in economic growth could have adverse, wide-ranging effects on our business and financial results, including a decrease in demand for our products and technologies; a decrease in demand for the products and services of our customers or licensees; the inability of our suppliers to deliver on their supply commitments to us, our inability to supply our products to our customers and/or the inability of our customers or licensees to supply their products to end users; the insolvency of key suppliers, customers or licensees; delays in reporting or payments from our customers or licensees; failures by counterparties; and/or negative effects on inventories. Uncertain market conditions, difficulties in obtaining capital, or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, which can also result in lower sales, additional inventory or bad debt expense. Economic and industry uncertainty may similarly affect suppliers, which could impair their ability to deliver parts and negatively affect our ability to manage operations and deliver our products. These conditions may also lead to consolidation or strategic alliances among other equipment manufacturers, which could adversely affect our ability to compete effectively. An economic downturn or increased uncertainty may also lead to increased credit and collectability risks, higher borrowing costs or reduced availability of capital markets, reduced liquidity, adverse impacts on our suppliers, failures of counterparties including financial institutions and insurers, asset impairments, and declines in the value of our financial instruments.
Additionally, we have engineering facilities, corporate and sales support operations and some of our manufacturing located in Israel. Accordingly, political, economic and military conditions in Israel and the Middle East may directly affect our business. In addition, the State of Israel and companies with business in Israel have in the past been the subject of an economic boycott and could be in the future. Other countries have in the past, and may continue in the future, to restrict business with the State of Israel and companies with Israeli operations. Further, we are unable to ship products manufactured in Israel to certain countries. These laws and policies may have an impact on our results of operations. Any losses or damages incurred by us as a result of such events could have an adverse effect on our business, financial condition and results of operations.
If we are unable to attract, retain and motivate our executives and key employees, we may not be able to execute our business strategy effectively.
To be competitive and execute our business strategy successfully, we must attract, retain and motivate our executives and key employees. The market for highly skilled workers and leaders in our industry is extremely competitive. In particular, hiring qualified executives, scientists, engineers, technical staff and research and development personnel is critical to our business. We also must recruit and develop diverse talent. Additionally, changes in immigration and work permit laws and regulations or the administration or interpretation of such laws or regulations could impair our ability to attract and retain highly qualified employees. If we are less successful in our recruiting efforts, or if we cannot retain key employees, our ability to develop and deliver successful products and services may be adversely affected. Additionally, competition for personnel results in increased costs in the form of cash and stock-based compensation. The interpretation and application of employment related laws to our workforce practices may result in increased operating costs and less flexibility in how we meet our workforce needs. We also must retain the key personnel hired as a result of our acquisitions, or it could reduce the anticipated benefits of our acquisitions and negatively impact our business. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. We continue to evolve our business practices in response to the COVID-19 pandemic by supporting and providing resources to our employees who are working remotely and implementing stringent safety guidelines for those who go into the essential labs and offices that remain open. If we do not continue to anticipate and address the safety and wellness needs of our employees sufficiently and/or in a timely manner, their productivity could be impacted, or we could fail to retain them.
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
Additional factors, other than or in addition to those described elsewhere in these risk factors, that could affect our results of operations in the future include, but are not limited to:
•our ability to achieve volume production of our next-generation products;
•our inability to adjust spending to offset revenue shortfalls due to the multi-year development cycle for some of our products and services;
•fluctuations in the demand for our products related to cryptocurrencies and COVID-19, as discussed further in the risk factor “If we fail to estimate customer demand properly, our financial results could be harmed;”

•changes in the timing of product orders due to unexpected delays in the introduction of our partners’ products;
•our ability to cover the manufacturing and design costs of our products through competitive pricing;
•our ability to comply and continue to comply with our customers’ contractual obligations;
•product rates of return in excess of that forecasted or expected due to quality issues;
•our ability to secure appropriate safety certifications and meet industry safety standards;
•supply constraints for and changes in the cost of the other components incorporated into our products;
•inventory write-downs;
•our ability to continue generating revenue from our partner network, including by generating sales within our partner network and ensuring our products are incorporated into our partners product ecosystems, and our partner network’s ability to sell products that incorporate our technologies;
•our dependence on third party vendors and end users to adopt our products, including InfiniBand;
•the inability of certain of our customers to make required payments to us, and our ability to obtain credit insurance over the purchasing credit extended to these customers;
•customer bad debt write-offs;
•any unanticipated costs associated with environmental liabilities;
•unexpected costs related to our ownership of real property;
•our ability to maintain and scale our business processes, information systems and internal controls;
•changes in financial accounting standards or interpretations of existing standards; and
•general macroeconomic or industry events and factors affecting the overall market and our target markets.
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

Our success depends in part on protecting our intellectual property. To accomplish this, we rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements, licensing arrangements, and the laws of the countries in which we operate to protect our intellectual property in the United States and internationally. We may be required to spend significant resources to monitor and protect our intellectual property rights, and even with significant expenditures we may not be able to protect our intellectual property rights that are valuable to our business. The laws of certain foreign countries may not protect our products or intellectual property rights to the same extent as the laws of the United States. This makes the possibility of piracy of our technology and products more likely. In addition, the theft or unauthorized use or publication of our trade secrets and other confidential business information could harm our competitive position and reduce acceptance of our products; as a result, the value of our investment in research and development, product development, and marketing could be reduced. We also may face risks to our intellectual property if our employees are hired by potential competitors. We continuously assess whether and where to seek formal protection for existing and new innovations and technologies, but cannot be certain whether our applications for such protections will be approved, and, if approved, whether we will be able to enforce such protections.
Privacy concerns relating to our products and services could damage our reputation, deter current and potential users from using our products and services, result in liability, or result in legal or regulatory proceedings.
Our products and services may provide us with access to sensitive, confidential or personal data or information that is subject to privacy and security laws and regulations. Concerns about our practices or the ultimate use of our products and services with regard to the collection, use, retention, security or disclosure of personal information or other privacy-related matters, including for use in AI, even if unfounded, could damage our reputation and adversely affect our operating results. The theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business or by one of our partners could result in significantly increased security costs, damage to our reputation, regulatory proceedings, disruption of our business activities or increased costs related to defending legal claims.
Worldwide regulatory authorities are considering and have approved various legislative proposals concerning data protection, which continue to evolve and apply to our business. For example, the European Union adopted the General Data Protection Regulation, or GDPR, which required companies to meet requirements effective as of May 2018 regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to access, correct and delete such data about themselves. Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue. In addition, California adopted the California Consumer Privacy Act of 2018, or CCPA, which took effect on January 1, 2020. The CCPA gives California residents the right to access, delete and opt-out of certain sharing of their personal information, and to receive detailed information about how it is used and shared. Violations of the CCPA carry substantial civil penalties and the law creates a private right of action for certain data breaches, which is expected to increase data breach litigation. California’s privacy laws will expand substantially effective January 1, 2023 as a result of California voters approving the California Privacy Rights Act of 2020, or CPRA, in the November 2020 election. The CPRA will, among other things, restrict use of certain categories of sensitive personal information; further restrict the use of cross-contextual advertising techniques; establish restrictions on the retention of personal information; expand the types of data breaches subject to the private right of action; and establish the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. Since the enactment of the CCPA, more than half of the states in the United States and the United States Congress have considered proposed privacy legislation, reflecting a trend toward more stringent privacy legislation in the United States.
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
As a multinational corporation, we are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenue and expenses in different jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. We are regularly under audit by tax authorities in different jurisdictions. For example, we are currently under examination by the Internal Revenue Service for our fiscal years 2018 and 2019 and under audit in the United Kingdom, Germany, Israel and India. Although we believe our tax estimates are reasonable, tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could increase our worldwide effective tax rate, increase the amount of non-income taxes imposed on our business, and harm our financial position, results of operations, and cash flows. Further, changes in United States federal, and state or international tax laws applicable to multinational corporations or other fundamental law changes may materially impact our tax expense and cash flows, as we experienced in fiscal year 2018 with the passage of the TCJA.
Our future effective tax rate may be affected by such factors as changes in tax laws, changes in our business or statutory rates, changes in jurisdictions in which our profits are determined to be earned and taxed, changes in available tax credits, the resolution of issues arising from tax audits, changes in United States generally accepted accounting principles, adjustments to income taxes upon finalization of tax returns, increases in expenses not deductible for tax purposes, changes in the valuation of our deferred tax assets and liabilities and in deferred tax valuation allowances, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation and the recognition of excess tax benefits and tax deficiencies within the income tax provision in the period in which they occur, the impact of accounting for business combinations, shifts in the amount of earnings in the United States compared with other regions in the world and overall levels of income before tax, changes in the domestic or international organization of our business and structure, as well as the expiration of statute of limitations and settlements of audits. Any changes in our effective tax rate may reduce our net income.
Our business is exposed to the risks associated with litigation, investigations and regulatory proceedings.
We currently and may in the future face legal, administrative and regulatory proceedings, claims, demands and/or investigations involving shareholder, consumer, competition and/or other issues relating to our business on a global basis. For example, we are currently defending ourselves in a shareholder lawsuit claiming that we and certain of our officers made false and/or misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand in 2017 and 2018. In addition, multiple stockholders, purporting to act on our behalf, filed derivative lawsuits seeking to assert claims on our behalf against the members of our board of directors and certain officers based on the dissemination of allegedly false and misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our headquarters complex is located in Santa Clara, California. It includes ten leased commercial buildings totaling 1,019,887 square feet, and real property that we own totaling 720,046 square feet. Our owned property consists of two commercial buildings and a building under construction. The construction is targeted for completion in fiscal year 2023. In addition, we also lease data center space in Santa Clara, California.
Outside of Santa Clara, California, we lease facilities in a number of regional facilities in other U.S. locations that are used as research and development centers and/or sales and administrative offices. Outside of the United States, we own a building in Hyderabad, India, that is being used primarily as a research and development center. We also lease facilities in various international locations that are used as research and development centers and/or sales and administrative offices. These leased facilities are located primarily in Asia, Europe, and Israel. In addition, we also lease data center space in various locations around the world.
We believe that we currently have sufficient facilities to conduct our operations for the next twelve months. We do not identify or allocate assets by operating segment. For additional information regarding obligations under leases, refer to Note 3 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, which information is hereby incorporated by reference.
ITEM 3. LEGAL PROCEEDINGS
Please see Note 13 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a discussion of our legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Select Market under the symbol NVDA. Public trading of our common stock began on January 22, 1999. Prior to that, there was no public market for our common stock. As of February 19, 2021, we had approximately 303 registered shareholders, not including those shares held in street or nominee name.
Issuer Purchases of Equity Securities
Beginning August 2004, our Board of Directors authorized us to repurchase our stock.
Since the inception of our share repurchase program, we have repurchased an aggregate of 260 million shares for a total cost of $7.08 billion through January 31, 2021. All shares delivered from these repurchases have been placed into treasury stock.
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
In fiscal year 2021, we paid $395 million in quarterly cash dividends. As of January 31, 2021, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $7.24 billion through December 2022. We did not repurchase any shares during fiscal year 2021.
Restricted Stock Unit Share Withholding
We also withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our employee equity incentive program. During fiscal year 2021, we withheld approximately 3 million shares at a total cost of $942 million through net share settlements. Refer to Note 4 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion regarding our equity incentive plans.

Stock Performance Graphs
The following graph compares the cumulative total shareholder return for our common stock, the S&P 500 Index, and the Nasdaq 100 Index for the five years ended January 31, 2021. The graph assumes that $100 was invested on January 31, 2016 in our common stock and in each of the S&P 500 Index and the Nasdaq 100 Index. Our common stock is a component of each of the presented indices. Total return assumes reinvestment of dividends in each of the indices indicated. Total return is based on historical results and is not intended to indicate future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among NVIDIA Corporation, the S&P 500 Index, and the Nasdaq 100 Index

2,000
1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
01/31/16
01/29/17
01/28/18
01/27/19
01/26/20
01/31/21
NVIDIA Corporation
S&P 500
Nasdaq 100

*$100 invested on 1/31/16 in stock and in indices, including reinvestment of dividends.
The S&P 500 index is proprietary to and is calculated, distributed and marketed by S&P Opco, LLC (a subsidiary of S&P Dow Jones Indices LLC), its affiliates and/or its licensors and has been licensed for use. S&P® and S&P 500®, among other famous marks, are registered trademarks of Standard & Poor’s Financial Services LLC, and Dow Jones® is a registered trademark of Dow Jones Trademark Holdings LLC. © 2016 S&P Dow Jones Indices LLC, its affiliates and/or its licensors. All rights reserved.

	1/31/2016	1/29/2017	1/28/2018	1/27/2019	1/26/2020	1/31/2021
NVIDIA Corporation	$100.00	$385.24	$841.93	$555.67	$872.49	$1,812.91
S&P 500	$100.00	$120.04	$151.74	$148.23	$180.37	$211.48
Nasdaq 100	$100.00	$121.13	$166.38	$167.14	$219.95	$318.93

ITEM 6. SELECTED FINANCIAL DATA
No longer required as we have adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 1A. Risk Factors”, our Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this Annual Report on Form 10-K, before deciding to purchase, hold or sell shares of our common stock.
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
Through fiscal year 2020, our reportable segments were GPU and Tegra Processor. We changed our reportable segments to "Graphics" and "Compute & Networking" starting with the first quarter of fiscal year 2021.
Our Graphics segment includes GeForce GPUs for gaming and PCs, the GeForce NOW game streaming service and related infrastructure, and solutions for gaming platforms; Quadro/NVIDIA RTX GPUs for enterprise workstation graphics; vGPU software for cloud-based visual and virtual computing; and automotive platforms for infotainment systems.
Our Compute & Networking segment includes Data Center platforms and systems for AI, HPC, and accelerated computing; Mellanox networking and interconnect solutions; automotive AI Cockpit, autonomous driving development agreements, and autonomous vehicle solutions; and Jetson for robotics and other embedded platforms.
All prior period comparisons presented reflect our new reportable segments. Our market platforms – Gaming, Professional Visualization, Data Center, Automotive, OEM and Other – remain unchanged.
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Recent Developments, Future Objectives and Challenges
Pending Acquisition of Arm Limited
On September 13, 2020, we entered into a Purchase Agreement with Arm and SoftBank for us to acquire, from SoftBank, all allotted and issued ordinary shares of Arm in a transaction valued at $40 billion. We paid $2 billion in cash at signing, or the Signing Consideration, and will pay upon closing of the acquisition $10 billion in cash and issue to SoftBank 44.3 million shares of our common stock with an aggregate value of $21.5 billion. The transaction includes a potential earn out, which is contingent on the achievement of certain financial performance targets by Arm during the fiscal year ending March 31, 2022. If the financial performance targets are achieved, Softbank can elect to receive either up to an additional $5 billion in cash or up to an additional 10.3 million shares of our common stock. We will issue up to $1.5 billion in restricted stock units to Arm employees after closing. The $2 billion paid upon signing was allocated between advanced consideration for the acquisition of $1.36 billion and the prepayment of intellectual property licenses from Arm of $0.17 billion and royalties of $0.47 billion, both with a 20-year term. The closing of the acquisition is subject to customary closing conditions, including receipt of specified governmental and regulatory consents and approvals and expiration of any related mandatory waiting period, and Arm's implementation of the reorganization and distribution of Arm’s IoT Services Group and certain other assets and liabilities. We are engaged with regulators in the United States, the United Kingdom, the European Union, China and other jurisdictions. If the Purchase Agreement is terminated under certain circumstances, we will be refunded $1.25 billion of the Signing Consideration. The $2 billion payment upon signing was allocated on a fair value basis and any refund of the Signing Consideration will use stated values in the Purchase Agreement. We believe the closing of the acquisition will likely occur in the first quarter of calendar year 2022.
Demand
Our products are manufactured based on estimates of customers’ future demand and our manufacturing lead times are very long. This could lead to a significant mismatch between supply and demand, giving rise to product shortages or excess inventory, and make our demand forecast more uncertain. We sell many of our products through a channel model, and our channel customers sell to retailers, distributors, and/or end customers. As a result, the decisions made by our channel partners, retailers, and distributors in response to changing market conditions and the changing demand for our products could impact our financial results. In order to have shorter shipment lead times and quicker delivery schedules for our customers, we may build inventory for anticipated periods of growth which do not occur, may build inventory anticipating demand that does not materialize, or may build inventory to serve what we believe is pent-up demand. In periods with limited availability of capacity and components in our supply chain, we may place non-cancellable inventory orders significantly in advance of our normal lead times, pay premiums or provide deposits to secure normal and incremental future supply, which could negatively impact our financial results. Demand for our products is based on many factors, including our product introductions and transitions, competitor announcements, and competing technologies, all of which can impact the timing and amount of our revenue. For example, our GPUs for gaming are capable of digital currency mining. Demand and use of GPUs for cryptocurrency has fluctuated in the past and is likely to continue to change quickly. Volatility in the cryptocurrency market, including changes in the prices of cryptocurrencies, can impact demand for our products and our ability to estimate demand for our products. Changes to cryptocurrency standards and processes including, but not limited to, the pending Ethereum 2.0 standard may also create increased aftermarket resales of our GPUs and may reduce demand for our new GPUs. Additionally, consumer behavior during the COVID-19 pandemic, such as increased demand for our Gaming, Data Center and mobile workstation and laptop products and suppressed corporate demand for desktop workstations, has made it more difficult for us to estimate future demand, and these challenges may be more pronounced in the future if and when the effects of the pandemic subside. In estimating demand and evaluating trends, we make multiple assumptions, any of which may prove to be incorrect.
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
Our Gaming and Data Center market platforms have benefited from stronger demand as people continue to work, learn, and play from home. In Professional Visualization, mobile workstations continue to benefit from work-from-home trends, and desktop workstation demand has started to recover, although not back to pre-COVID levels. In Automotive, COVID is no longer having a significant impact on demand. Throughout our supply chain, stronger demand globally has limited the availability of capacity and components, particularly in Gaming.
As the COVID-19 pandemic continues, the timing and overall demand from customers and the availability of supply chain, logistical services and component supply may have a material net negative impact on our business and financial results. Refer to Part I, Item 1A of this Annual Report on Form 10-K for additional information under the heading “Risk Factors”.
We believe our existing balances of cash, cash equivalents and marketable securities, along with commercial paper and other short-term liquidity arrangements, will be sufficient to satisfy its working capital needs, capital asset purchases, dividends, debt repayments and other liquidity requirements associated with its existing operations.
Fiscal Year 2021 Summary

	Year Ended
	January 31, 2021	January 26, 2020	Change

	($ in millions, except per share data)
Revenue	$16,675	$10,918	Up 53%
Gross margin	62.3%	62.0%	Up 30 bps
Operating expenses	$5,864	$3,922	Up 50%
Income from operations	$4,532	$2,846	Up 59%
Net income	$4,332	$2,796	Up 55%
Net income per diluted share	$6.90	$4.52	Up 53%
Revenue for fiscal year 2021 was $16.68 billion, up 53% from a year earlier.

From a market-platform perspective, Gaming revenue was up 41% from a year ago, reflecting higher sales across desktop and laptop GPUs for gaming, and game-console SOCs. GPUs for gaming benefited from the ramp of our GeForce RTX 30 Series based on the NVIDIA Ampere architecture.
Professional Visualization revenue was down 13% from a year ago due to lower sales of GPUs for desktop workstations as enterprise demand was impacted by COVID.
Data Center revenue was up 124% from a year ago. Revenue growth was driven by our Mellanox acquisition and the ramp of the NVIDIA Ampere GPU architecture. In fiscal year 2021, Mellanox revenue contributed 10% of total company revenue.
Automotive revenue was down 23% from a year earlier, reflecting lower revenue from the expected ramp down of legacy infotainment modules and autonomous driving development agreements, partially offset by increases in AI cockpit and autonomous vehicle solutions.
OEM and Other revenue was up 25% from a year ago, primarily due to higher volume of entry-level laptop GPUs.
Gross margin for fiscal year 2021 was up 30 basis points from a year ago, primarily driven by product mix with higher Data Center and lower Automotive revenue, partially offset by Mellanox acquisition-related charges.
Operating expenses for fiscal year 2021 were $5.86 billion, up 50% from a year ago. The growth was influenced by the inclusion of Mellanox in the second quarter of fiscal year 2021, employee additions and increases in employee compensation and related expenses. Additionally, acquisition-related and other costs of $411 million primarily include $190 million in non-recurring intangible amortization of Mellanox order backlog, $123 million in recurring amortization of Mellanox intangible assets, and $40 million related to the pending acquisition of Arm.
Income from operations for fiscal year 2021 was $4.53 billion, up 59% from a year earlier. Net income and net income per diluted share for fiscal year 2021 were $4.33 billion and $6.90, up 55% and 53%, respectively, from a year earlier.
Cash, cash equivalents and marketable securities were $11.56 billion as of January 31, 2021, compared with $10.90 billion as of January 26, 2020. The increase primarily reflects the issuance of the $5 billion of notes in March 2020 and cash-flow generation, partially offset by acquisitions.
We paid $395 million in quarterly cash dividends in fiscal year 2021.
Market Platform Highlights
During fiscal year 2021, in our Gaming platform, we announced the launch of new laptop models powered by NVIDIA GeForce GPUs; unveiled GeForce RTX 30 Series GPUs including our second generation NVIDIA RTX; expanded NVIDIA GeForce NOW; announced that a range of games now support NVIDIA RTX ray tracing and DLSS AI super resolution; unveiled NVIDIA Reflex and NVIDIA Broadcast; expanded the RTX Studio lineup powered by new GeForce RTX SUPER GPUs; and released DLSS 2.0.
In our Professional Visualization platform, we launched mobile workstations with Acer, Dell, HP, Lenovo and Microsoft based on NVIDIA Quadro graphics for professional creators; released NVIDIA Quadro View; collaborated with Adobe to bring GPU-accelerated neural filters to Adobe Photoshop AI-powered tools; powered Autodesk’s latest 3D visualization software with NVIDIA Quadro RTX; and collaborated with many other independent software vendors to help incorporate NVIDIA RTX and AI technology in their applications.
In our Data Center platform, we announced the NVIDIA A100 Tensor Core GPU and DGX A100, the first products based on the NVIDIA Ampere architecture; announced more than 50 NVIDIA A100-powered systems with OEM partners and released NVIDIA-Certified Systems with NVIDIA A100 GPUs to OEMs; shared news that major cloud providers, including Google Cloud Platform, AWS, Microsoft Azure and Oracle Cloud Infrastructure, reached general availability of cloud computing instances based on the NVIDIA A100 GPU; announced the NVIDIA DGX SuperPOD Solution for Enterprise; introduced the new family of NVIDIA BlueField-2 DPUs; introduced new products for the EGX Edge AI platform; announced a broad partnership with VMware to create an end-to-end enterprise platform for AI and a new architecture for data center, cloud and edge; powered eight of the top 10, and two-thirds of the total systems, on the latest TOP500 list of the world’s fastest supercomputers; announced that five supercomputers backed by EuroHPC will use NVIDIA’s data center accelerators or networking; and set 16 AI performance records on the latest MLPerf benchmarks.
In our Automotive platform, we announced with Mercedes-Benz that the automaker will launch software-defined, intelligent vehicles using end-to-end NVIDIA technology starting in 2024; announced that NVIDIA DRIVE autonomous driving technology is powering a range of electric vehicles from carmakers SAIC, Nio, Li Auto, Xpeng, robotaxi-maker Zoox, and cabless truck-maker Einride; announced that NVIDIA is powering the new Mercedes-Benz AI cockpit in the first half of 2021; announced that Hyundai Motor Group’s entire lineup of Hyundai, Kia and Genesis models will come standard with NVIDIA DRIVE in-vehicle infotainment systems starting in 2022; and expanded the NVIDIA DRIVE sensor ecosystem with new solutions.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, cost of revenue, expenses and related disclosure of contingencies. On an on-going basis, we evaluate our estimates, including those related to business combinations, inventories, revenue recognition, income taxes, and goodwill. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
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
Business Combinations
The application of acquisition accounting to a business acquisition requires that we identify the individual assets acquired and liabilities assumed and estimate the fair value of each. The fair value of assets acquired and liabilities assumed in a business acquisition are recognized at the acquisition date, with the purchase price exceeding the fair values being recognized as goodwill. Determining fair value of identifiable assets, particularly intangibles, liabilities acquired and contingent obligations assumed requires management to make estimates. In certain circumstances, the allocations of the purchase price are based upon preliminary estimates and assumptions and subject to revision when we receive final information, including appraisals and other analyses. Accordingly, the measurement period for such purchase price allocations will end when the information, or the facts and circumstances, becomes available, but will not exceed twelve months. We will recognize measurement-period adjustments during the period of resolution, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date.
Goodwill and intangible assets often represent a significant portion of the assets acquired in a business combination. We recognize the fair value of an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Intangible assets consist primarily of technology, customer relationships, order backlog and trade name acquired in a business combination and in-process research and development, or IPR&D. We generally assess the estimated fair values of acquired intangibles using a combination of valuation techniques. To estimate fair value, we are required to make certain estimates and assumptions, including future economic and market conditions, revenue growth, technology migration curve, and risk-adjusted discount rates. Our estimates require significant judgment and are based on historical data, various internal estimates, and external sources. Our assessment of IPR&D also includes consideration of the risk of the projects not achieving technological feasibility.
Inventories
Inventory cost is computed on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis. We charge cost of sales for inventory provisions to write-down our inventory to the lower of cost or net realizable value or for obsolete or excess inventory. Most of our inventory provisions relate to excess quantities of products or components, based on our inventory levels and future product purchase commitments compared to assumptions about future demand and market conditions.
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
The overall net effect on our gross margin from inventory provisions and sales of items previously written down was insignificant in fiscal years 2021 and 2020. As a fabless semiconductor company, we must make commitments to purchase inventory based on forecasts of future customer demand. In doing so, we must account for our third-party manufacturers' lead times and constraints. We also adjust to other market factors, such as product offerings and pricing actions by our competitors, new product transitions, and macroeconomic conditions - all of which may impact demand for our products.
Refer to the Gross Profit and Gross Margin discussion below in this Management's Discussion and Analysis for further discussion.
Revenue Recognition
We derive our revenue from product sales, including hardware and systems, license and development arrangements, and software licensing. We determine revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract (where revenue is allocated on a relative standalone selling price basis by maximizing the use of observable inputs to determine the standalone selling price for each performance obligation); and (5) recognition of revenue when, or as, we satisfy a performance obligation.
Product Sales Revenue
Revenue from product sales is recognized upon transfer of control of promised products to customers in an amount that reflects the consideration we expect to receive in exchange for those products. Certain products are sold along with support or extended warranty. Support and extended warranty revenue is recognized ratably over the service period, or as services are performed. Revenue is recognized net of allowances for returns, customer programs and any taxes collected from customers.
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
As of January 31, 2021, we had a valuation allowance of $728 million related to state and certain foreign deferred tax assets that management determined are not likely to be realized due to jurisdictional projections of future taxable income, tax attributes usage limitation by certain jurisdictions, and potential utilization limitations of tax attributes acquired as a result of stock ownership changes. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax assets as an income tax benefit during the period.
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
Goodwill
Goodwill is subject to our annual impairment test during the fourth quarter of our fiscal year, or earlier, if indicators of potential impairment exist, using either a qualitative or a quantitative assessment. Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value. We changed our reportable segments to "Graphics" and "Compute & Networking" starting with the first quarter of fiscal year 2021. As a result, our reporting units also changed, and we reassigned the goodwill balance to the new reporting units based on their relative fair values. We determined there was no goodwill impairment immediately prior to the reorganization. As of January 31, 2021, the total carrying amount of goodwill was $4.19 billion and the amount of goodwill allocated to our Graphics and Compute & Networking reporting units was $347 million and $3.85 billion, respectively. Determining the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. We also make judgments and assumptions in allocating assets and liabilities to each of our reporting units. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.
We performed our annual goodwill assessment during the fourth quarter of fiscal year 2021 using a qualitative assessment and concluded there was no goodwill impairment.
Refer to Note 6 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
Results of Operations
A discussion regarding our financial condition and results of operations for fiscal year 2021 compared to fiscal year 2020 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2020 compared to fiscal year 2019 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended January 26, 2020, filed with the SEC on February 20, 2020, which is available free of charge on the SEC’s website at http://www.sec.gov and at our investor relations website, http://investor.nvidia.com.

The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Income expressed as a percentage of revenue.

	Year Ended
	January 31, 2021	January 26, 2020
Revenue	100.0%	100.0%
Cost of revenue	37.7	38.0
Gross profit	62.3	62.0
Operating expenses:
Research and development	23.5	25.9
Sales, general and administrative	11.6	10.0
Total operating expenses	35.1	35.9
Income from operations	27.2	26.1
Interest income	0.3	1.6
Interest expense	(1.1)	(0.5)
Other, net	0.1	—
Other income (expense), net	(0.7)	1.1
Income before income tax expense	26.5	27.2
Income tax expense	0.5	1.6
Net income	26.0%	25.6%
Revenue
Revenue by Reportable Segments

	Year Ended
	January 31, 2021	January 26, 2020	$ Change	% Change

	($ in millions)
Graphics	$9,834	$7,639	$2,195	29%
Compute & Networking	6,841	3,279	3,562	109%
Total	$16,675	$10,918	$5,757	53%
Graphics - Graphics segment revenue increased by 29% in fiscal year 2021 compared to fiscal year 2020, reflecting growth in GeForce GPUs and game console SOCs, partially offset by lower sales of Quadro/NVIDIA RTX workstations.
Compute & Networking - Compute & Networking segment revenue increased by 109% in fiscal year 2021 compared to fiscal year 2020, reflecting the addition of Mellanox acquired on April 27, 2020 and the continued ramp of NVIDIA Ampere GPU architecture systems and new products.
Concentration of Revenue
Revenue from sales to customers outside of the United States accounted for 81% and 92% of total revenue for fiscal years 2021 and 2020, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.
No customer represented 10% or more of total revenue for fiscal year 2021. Dell represented approximately 11% of our total revenue for fiscal year 2020, and was attributable primarily to the Graphics segment.
Gross Profit and Gross Margin
Gross profit consists of total revenue, net of allowances, less cost of revenue. Cost of revenue consists primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, board and device costs, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, inventory and warranty provisions, memory and component costs, and shipping costs. Cost of revenue also includes acquisition-related costs, development costs for license and service arrangements, IP-related costs, and stock-based compensation related to personnel associated with manufacturing.
Our overall gross margin was 62.3% and 62.0% for fiscal years 2021 and 2020, respectively. The increase in fiscal year 2021 was driven by product mix with higher Data Center and lower Automotive revenue, partially offset by Mellanox acquisition-related charges, including a non-recurring inventory step-up charge of $161 million and ongoing intangible asset amortization of $263 million.
Inventory provisions totaled $116 million and $161 million for fiscal years 2021 and 2020, respectively. Sales of inventory that was previously written-off or written-down totaled $145 million for both fiscal years 2021 and 2020. As a result, the overall net effect on our gross margin was insignificant in both fiscal years 2021 and 2020.
A discussion of our gross margin results for each of our reportable segments is as follows:
Graphics - The gross margin of our Graphics segment increased during fiscal year 2021 when compared to fiscal year 2020, primarily driven by product mix with lower legacy automotive infotainment revenue and higher margin mix within Quadro/Nvidia RTX.
Compute & Networking - The gross margin of our Compute & Networking segment increased during fiscal year 2021 when compared to fiscal year 2020, primarily driven by the addition of Mellanox products, higher margins in Data Center compute systems, and lower product mix of certain Automotive solutions.
Operating Expenses

	Year Ended
	January 31, 2021	January 26, 2020	$ Change	% Change

	($ in millions)
Research and development expenses	$3,924	$2,829	$1,095	39%
% of net revenue	23.5%	25.9%
Sales, general and administrative expenses	1,940	1,093	847	77%
% of net revenue	11.6%	10.0%
Total operating expenses	$5,864	$3,922	$1,942	50%
Research and Development
Research and development expenses increased by 39% in fiscal year 2021 compared to fiscal year 2020, driven primarily by the acquisition of Mellanox. In addition, the increases reflect employee compensation and related costs, including stock-based compensation, and infrastructure costs.
Sales, General and Administrative
Sales, general and administrative expenses increased by 77% in fiscal year 2021 compared to fiscal year 2020, driven primarily by the Mellanox acquisition. In addition, the increases reflect employee compensation and related costs, including stock-based compensation.
Other Income (Expense), Net
Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $57 million and $178 million in fiscal years 2021 and 2020, respectively. The decrease in interest income was primarily due to lower interest rates earned on our investments.
Interest expense is primarily comprised of coupon interest and debt discount amortization related to our September 2016 Notes and March 2020 Notes. Interest expense was $184 million and $52 million in fiscal years 2021 and 2020, respectively.
Income Taxes
We recognized income tax expense of $77 million and $174 million for fiscal years 2021 and 2020, respectively. Our annual effective tax rate was 1.7% and 5.9% for fiscal years 2021 and 2020, respectively.

The decrease in our effective tax rate in fiscal year 2021 as compared to fiscal year 2020 was primarily due to a decrease in the proportional amount of earnings subject to United States tax and an increase of tax benefits from stock-based compensation.
Our effective tax rate for fiscal years 2021 and 2020 was lower than the U.S. federal statutory rate of 21% due primarily to income earned in jurisdictions, including the British Virgin Islands, Israel, and Hong Kong, where the tax rate was lower than the U.S. federal statutory tax rate, recognition of U.S. federal research tax credits, and excess tax benefits related to stock-based compensation.
Refer to Note 14 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.

Liquidity and Capital Resources

	January 31, 2021	January 26, 2020

	(In millions)
Cash and cash equivalents	$847	$10,896
Marketable securities	10,714	1
Cash, cash equivalents, and marketable securities	$11,561	$10,897

	Year Ended
	January 31, 2021	January 26, 2020

	(In millions)
Net cash provided by operating activities	$5,822	$4,761
Net cash provided by (used in) investing activities	$(19,675)	$6,145
Net cash provided by (used in) financing activities	$3,804	$(792)
As of January 31, 2021, we had $11.56 billion in cash, cash equivalents and marketable securities, an increase of $664 million from the end of fiscal year 2020. Our investment policy requires the purchase of highly rated fixed income securities, the diversification of investment types and credit exposures, and certain maturity limits on our portfolio.
In the third quarter of fiscal year 2021, we paid $2 billion as part of the proposed acquisition of Arm, which was allocated between advanced consideration for the acquisition of $1.36 billion, the prepayment of intellectual property licenses from Arm of $0.17 billion and royalties of $0.47 billion. The cash flow allocation of the payment resulted in $1.36 billion of advanced consideration included in acquisitions, net of cash acquired, $0.17 billion for the intellectual property license included in purchases related to property and equipment and intangible assets and $0.47 billion in prepayment of royalties included in changes in prepaid expenses and other assets.
Cash provided by operating activities increased in fiscal year 2021 compared to fiscal year 2020, due to higher net income, higher non-cash adjustments, partially offset by changes in working capital. Changes in working capital include increases in purchases of inventory and outstanding trade receivables, both due to higher fiscal year 2021 revenue, and a prepayment of royalties to Arm.
Cash used in investing activities increased in fiscal year 2021 compared to cash provided in fiscal year 2020, which primarily reflects cash used for the acquisition of Mellanox and the advanced consideration for the proposed acquisition of Arm, higher purchases of marketable securities, higher purchases of property and equipment and intangible assets, and lower sales of marketable securities, offset by higher maturities of marketable securities.
Cash provided by financing activities increased in fiscal year 2021 compared to cash used in fiscal year 2020, which primarily reflects the debt issued in the first quarter of fiscal year 2021, offset by payments related to tax on restricted stock units.

Liquidity
Our primary sources of liquidity are our cash and cash equivalents, our marketable securities, and the cash generated by our operations. As of January 31, 2021, we had $11.56 billion in cash, cash equivalents and marketable securities. We believe that we have sufficient liquidity to meet our operating requirements for at least the next twelve months, including our proposed acquisition of Arm. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can adequately and efficiently finance our capital requirements beyond twelve months. Refer to Note 2 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
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
During fiscal year 2022, we expect to use our existing cash and cash equivalents, our marketable securities, and the cash generated by our operations to fund our capital investments of approximately $1.0 billion to $1.2 billion related to property and equipment, including construction of a new building at our Santa Clara campus.
We have approximately $1.38 billion of cash, cash equivalents, and marketable securities held outside the U.S. for which we have not accrued any related foreign or state taxes if we repatriate these amounts to the U.S. Other than that, substantially all of our cash, cash equivalents and marketable securities held outside of the U.S. as of January 31, 2021 are available for use in the U.S. without incurring additional U.S. federal income taxes. Refer to Note 14 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
Capital Return to Shareholders
In fiscal year 2021, we paid $395 million in quarterly cash dividends. Our cash dividend program and the payment of future cash dividends under that program are subject to our Board's continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.
As of January 31, 2021, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $7.24 billion through December 2022. We did not repurchase any shares during fiscal year 2021.
Outstanding Indebtedness and Credit Facilities
We have outstanding $1.50 billion of Notes Due 2030, $1.00 billion of Notes Due 2040, $2.00 billion of Notes Due 2050, and $500 million of Notes due 2060, or collectively, the March 2020 Notes.
We have outstanding $1.00 billion of Notes due 2021 and $1.00 billion of Notes due 2026, or collectively, the September 2016 Notes.
We have a Credit Agreement under which we may borrow up to $575 million for general corporate purposes and can obtain revolving loan commitments up to $425 million. As of January 31, 2021, we had not borrowed any amounts under this agreement.
We have a $575 million commercial paper program to support general corporate purposes. As of January 31, 2021, we had not issued any commercial paper.
Refer to Note 12 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.
Contractual Obligations
We have $157 million of long-term tax liabilities related to tax basis differences in Mellanox and unrecognized tax benefits of $395 million, which includes related interest and penalties of $43 million recorded in non-current income tax payable as of January 31, 2021. We are unable to reasonably estimate the timing of any potential tax liability, interest payments, or penalties in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions. We are currently under examination by the Internal Revenue Service for our fiscal years 2018 and 2019. Refer to Note 14 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further information.

For a description of our long-term debt, purchase obligations, and operating lease obligations, refer to Note 12, Note 13, and Note 3 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, respectively.
Adoption of New and Recently Issued Accounting Pronouncements
Refer to Note 1 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a discussion of adoption of new and recently issued accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment and Interest Rate Risk
We are exposed to interest rate risk related to our fixed-rate investment portfolio and outstanding debt. The investment portfolio is managed consistent with our overall liquidity strategy in support of both working capital needs and strategic growth of our businesses.
As of January 31, 2021, we performed a sensitivity analysis on our investment portfolio. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5%, taking into account a yield floor of 0%, would result in a decrease in fair value for these investments of $24 million, or an increase in fair value for these investments of $8 million, respectively.
In September 2016, we issued $1.00 billion of the Notes Due 2021 and $1.00 billion of the Notes Due 2026. In March 2020, we issued $1.50 billion of Notes Due 2030, $1.00 billion of Notes Due 2040, $2.00 billion of Notes Due 2050, and $500 million of Notes due 2060. We carry the Notes at face value less unamortized discount on our Consolidated Balance Sheets. As the Notes bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. Refer to Note 12 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
Foreign Exchange Rate Risk
We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Gains or losses from foreign currency remeasurement are included in other income or expense and to date have not been significant. The impact of foreign currency transaction gain or loss included in determining net income was not significant for fiscal years 2021 and 2020.
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
If the U.S. dollar strengthened by 10% as of January 31, 2021 and January 26, 2020, the amount recorded in accumulated other comprehensive income (loss) related to our foreign exchange contracts before tax effect would have been approximately $84 million and $43 million lower as of January 31, 2021 and January 26, 2020, respectively. Change in value recorded in accumulated other comprehensive income (loss) would be expected to offset a corresponding change in hedged forecasted foreign currency expenses when recognized.

If an adverse 10% foreign exchange rate change was applied to our balance sheet hedging contracts, it would have resulted in an adverse impact on income before taxes of approximately $44 million and $29 million as of January 31, 2021 and January 26, 2020, respectively. These changes in fair values would be offset in other income (expense), net by corresponding change in fair values of the foreign currency denominated monetary assets and liabilities, assuming the hedge contracts fully cover the foreign currency denominated monetary assets and liabilities balances.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of January 31, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective to provide reasonable assurance.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2021 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2021.
The effectiveness of our internal control over financial reporting as of January 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.
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

ITEM 9B.  OTHER INFORMATION
None.
PART III
Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2021 Proxy Statement, no later than 120 days after the end of fiscal year 2021, and certain information included therein is incorporated herein by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Identification of Directors
Information regarding directors required by this item will be contained in our 2021 Proxy Statement under the caption “Proposal 1 - Election of Directors,” and is hereby incorporated by reference.
Identification of Executive Officers
Reference is made to the information regarding executive officers appearing under the heading “Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.
Identification of Audit Committee and Financial Experts
Information regarding our Audit Committee required by this item will be contained in our 2021 Proxy Statement under the captions “Report of the Audit Committee of the Board of Directors” and “Information About the Board of Directors and Corporate Governance,” and is hereby incorporated by reference.
Material Changes to Procedures for Recommending Directors
Information regarding procedures for recommending directors required by this item will be contained in our 2021 Proxy Statement under the caption “Information About the Board of Directors and Corporate Governance,” and is hereby incorporated by reference.
Delinquent Section 16(a) Reports
Information regarding compliance with Section 16(a) of the Exchange Act required by this item will be contained in our 2021 Proxy Statement under the caption “Delinquent Section 16(a) Reports,” and is hereby incorporated by reference.
Code of Conduct
Information regarding our Code of Conduct required by this item will be contained in our 2021 Proxy Statement under the caption “Information About the Board of Directors and Corporate Governance - Code of Conduct,” and is hereby incorporated by reference. The full text of our Code of Conduct and Financial Team Code of Conduct are published on the Investor Relations portion of our website, under Governance, at www.nvidia.com. The contents of our website are not a part of this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
Information regarding our executive compensation required by this item will be contained in our 2021 Proxy Statement under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Director Compensation” and “Compensation Committee Report,” and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Ownership of NVIDIA Securities
Information regarding ownership of NVIDIA securities required by this item will be contained in our 2021 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is hereby incorporated by reference.
Equity Compensation Plan Information
Information regarding our equity compensation plans required by this item will be contained in our 2021 Proxy Statement under the caption "Equity Compensation Plan Information," and is hereby incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding related transactions and director independence required by this item will be contained in our 2021 Proxy Statement under the captions “Review of Transactions with Related Persons” and “Information About the Board of Directors and Corporate Governance - Independence of the Members of the Board of Directors,” and is hereby incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding accounting fees and services required by this item will be contained in our 2021 Proxy Statement under the caption “Fees Billed by the Independent Registered Public Accounting Firm,” and is hereby incorporated by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of NVIDIA Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of NVIDIA Corporation and its subsidiaries (the "Company") as of January 31, 2021 and January 26, 2020, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and January 26, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Acquisition of Mellanox Technologies Ltd.- Valuation of Developed Technology and In-process Research and Development Intangible Assets Acquired
As described in Note 2 to the consolidated financial statements, in fiscal year 2021 the Company completed the acquisition of Mellanox Technologies Ltd. for consideration of approximately $7.13 billion, of which $1,640 million of developed technology and $630 million of in-process research and development intangible assets were recorded. The fair values of developed technology and in-process research and development intangible assets were determined using the multi-period excess earnings method. As disclosed by management, management applied significant judgment in estimating the fair value of the intangible assets acquired, which involved the use of certain estimates and assumptions, including future economic and market conditions, revenue growth, the technology migration curve, and risk-adjusted discount rates.
The principal considerations for our determination that performing procedures relating to the valuation of the developed technology and in-process research and development intangible assets acquired in the acquisition of Mellanox Technologies Ltd. is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of developed technology and in-process research and development intangible assets acquired due to the significant judgment by management when developing the estimate, (ii) significant audit effort in evaluating management’s assumptions relating to the estimate, such as revenue growth and the technology migration curve, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the intangible assets and controls over development of the assumptions related to the revenue growth and the technology migration curve. These procedures also included, among others, reading the purchase agreement and testing management’s process for estimating the fair value of the developed technology and in-process research and development intangible assets acquired. Testing management’s process included evaluating the appropriateness of the valuation method and the reasonableness of management’s assumptions related to the revenue growth and the technology migration curve for the intangible assets acquired, and using professionals with specialized skill and knowledge to assist with the evaluation. Evaluating the reasonableness of the revenue growth involved considering the past performance of the acquired business as well as economic and industry forecasts. The technology migration curve was evaluated by considering the revenue attribution between existing technology and in-process research and development based on the assessment of the separation of forecasted future revenue between developed products and new generation products and the technology carryover rate.
Valuation of Inventories - Provisions for Excess or Obsolete Inventories
As described in Note 1 to the consolidated financial statements, the Company charges cost of sales for inventory provisions to write-down inventory to the lower of cost or net realizable value or for obsolete or excess inventory. Most of the Company’s inventory provisions relate to excess quantities of products, based on the Company’s inventory levels and future product purchase commitments compared to assumptions about future demand and market conditions. As disclosed by management, the inventory provisions developed include assumptions about future demand and market conditions. As of January 31, 2021, the Company’s consolidated inventories balance was $1,826 million.
The principal considerations for our determination that performing procedures relating to the valuation of inventories, specifically the provisions for excess or obsolete inventories, is a critical audit matter are the significant judgments by management when developing provisions for excess or obsolete inventories, including developing assumptions related to future demand and market conditions. This in turn led to significant auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assumptions related to future demand and market conditions.
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
February 26, 2021

We have served as the Company’s auditor since 2004.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Year Ended
	January 31, 2021	January 26, 2020	January 27, 2019
Revenue	$16,675	$10,918	$11,716
Cost of revenue	6,279	4,150	4,545
Gross profit	10,396	6,768	7,171
Operating expenses
Research and development	3,924	2,829	2,376
Sales, general and administrative	1,940	1,093	991
Total operating expenses	5,864	3,922	3,367
Income from operations	4,532	2,846	3,804
Interest income	57	178	136
Interest expense	(184)	(52)	(58)
Other, net	4	(2)	14
Other income (expense), net	(123)	124	92
Income before income tax	4,409	2,970	3,896
Income tax expense (benefit)	77	174	(245)
Net income	$4,332	$2,796	$4,141

Net income per share:
Basic	$7.02	$4.59	$6.81
Diluted	$6.90	$4.52	$6.63

Weighted average shares used in per share computation:
Basic	617	609	608
Diluted	628	618	625
See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended
	January 31, 2021	January 26, 2020	January 27, 2019

Net income	$4,332	$2,796	$4,141
Other comprehensive income, net of tax
Available-for-sale debt securities:
Net unrealized gain	2	8	10
Reclassification adjustments for net realized gain (loss) included in net income	(2)	—	1
Net change in unrealized gain	—	8	11
Cash flow hedges:
Net unrealized gain	9	10	6
Reclassification adjustments for net realized gain (loss) included in net income	9	(5)	(11)
Net change in unrealized gain (loss)	18	5	(5)
Other comprehensive income, net of tax	18	13	6
Total comprehensive income	$4,350	$2,809	$4,147
See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	January 31, 2021	January 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$847	$10,896
Marketable securities	10,714	1
Accounts receivable, net	2,429	1,657
Inventories	1,826	979
Prepaid expenses and other current assets	239	157
Total current assets	16,055	13,690
Property and equipment, net	2,149	1,674
Operating lease assets	707	618
Goodwill	4,193	618
Intangible assets, net	2,737	49
Deferred income tax assets	806	548
Other assets	2,144	118
Total assets	$28,791	$17,315

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,201	$687
Accrued and other current liabilities	1,725	1,097
Short-term debt	999	—
Total current liabilities	3,925	1,784
Long-term debt	5,964	1,991
Long-term operating lease liabilities	634	561
Other long-term liabilities	1,375	775
Total liabilities	11,898	5,111
Commitments and contingencies - see Note 13
Shareholders’ equity:
Preferred stock, $0.001 par value; 2 shares authorized; none issued	—	—
Common stock, $0.001 par value; 2,000 shares authorized; 965 shares issued and 620 outstanding as of January 31, 2021; 955 shares issued and 612 outstanding as of January 26, 2020	1	1
Additional paid-in capital	8,721	7,045
Treasury stock, at cost (345 shares in 2021 and 342 shares in 2020)	(10,756)	(9,814)
Accumulated other comprehensive income	19	1
Retained earnings	18,908	14,971
Total shareholders' equity	16,893	12,204
Total liabilities and shareholders' equity	$28,791	$17,315
See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Outstanding		Additional	Treasury	Accumulated Other Comprehensive	Retained	Total Shareholders'
(In millions, except per share data)	Shares	Amount	Paid-in Capital	Stock	Income (Loss)	Earnings	Equity
Balances, January 28, 2018	606	$1	$5,351	$(6,650)	$(18)	$8,787	$7,471
Retained earnings adjustment due to adoption of an accounting standard related to income tax consequences of an intra-entity transfer of an asset	—	—	—	—	—	8	8
Other comprehensive income	—	—	—	—	6	—	6
Net income	—	—	—	—	—	4,141	4,141
Convertible debt conversion	1	—	—	—	—	—	—
Issuance of common stock from stock plans	13	—	137	—	—	—	137
Tax withholding related to vesting of restricted stock units	(4)	—	—	(1,032)	—	—	(1,032)
Share repurchase	(9)	—	—	(1,579)	—	—	(1,579)
Exercise of convertible note hedges	(1)	—	2	(2)	—	—	—
Cash dividends declared and paid ($0.610 per common share)	—	—	—	—	—	(371)	(371)
Stock-based compensation	—	—	561	—	—	—	561
Balances, January 27, 2019	606	1	6,051	(9,263)	(12)	12,565	9,342
Other comprehensive income	—	—	—	—	13	—	13
Net income	—	—	—	—	—	2,796	2,796
Issuance of common stock from stock plans	9	—	149	—	—	—	149
Tax withholding related to vesting of restricted stock units	(3)	—	—	(551)	—	—	(551)
Cash dividends declared and paid ($0.640 per common share)	—	—	—	—	—	(390)	(390)
Stock-based compensation	—	—	845	—	—	—	845
Balances, January 26, 2020	612	1	7,045	(9,814)	1	14,971	12,204
Other comprehensive income	—	—	—	—	18	—	18
Net income	—	—	—	—	—	4,332	4,332
Issuance of common stock from stock plans	11	—	194	—	—	—	194
Tax withholding related to vesting of restricted stock units	(3)	—	—	(942)	—	—	(942)
Cash dividends declared and paid ($0.640 per common share)	—	—	—	—	—	(395)	(395)
Fair value of partially vested equity awards assumed in connection with acquisitions	—	—	86	—	—	—	86
Stock-based compensation	—	—	1,396	—	—	—	1,396
Balances, January 31, 2021	620	$1	$8,721	$(10,756)	$19	$18,908	$16,893
See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

		Year Ended
	January 31, 2021	January 26, 2020	January 27, 2019
Cash flows from operating activities:
Net income	$4,332	$2,796	$4,141
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,397	844	557
Depreciation and amortization	1,098	381	262
Deferred income taxes	(282)	18	(315)
Other	(20)	5	(45)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(550)	(233)	(149)
Inventories	(524)	597	(776)
Prepaid expenses and other assets	(394)	77	(55)
Accounts payable	363	194	(135)
Accrued and other current liabilities	239	54	256
Other long-term liabilities	163	28	2
Net cash provided by operating activities	5,822	4,761	3,743
Cash flows from investing activities:
Proceeds from maturities of marketable securities	8,792	4,744	7,232
Proceeds from sales of marketable securities	527	3,365	428
Purchases of marketable securities	(19,308)	(1,461)	(11,148)
Acquisitions, net of cash acquired	(8,524)	(4)	—
Purchases related to property and equipment and intangible assets	(1,128)	(489)	(600)
Investments and other, net	(34)	(10)	(9)
Net cash provided by (used in) investing activities	(19,675)	6,145	(4,097)
Cash flows from financing activities:
Issuance of debt, net of issuance costs	4,968	—	—
Proceeds related to employee stock plans	194	149	137
Payments related to tax on restricted stock units	(942)	(551)	(1,032)
Dividends paid	(395)	(390)	(371)
Principal payments on property and equipment	(17)	—	—
Payments related to repurchases of common stock	—	—	(1,579)
Repayment of Convertible Notes	—	—	(16)
Other	(4)	—	(5)
Net cash provided by (used in) financing activities	3,804	(792)	(2,866)
Change in cash and cash equivalents	(10,049)	10,114	(3,220)
Cash and cash equivalents at beginning of period	10,896	782	4,002
Cash and cash equivalents at end of period	$847	$10,896	$782
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$249	$176	$61
Cash paid for interest	$138	$54	$55
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
Fiscal Year
We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal year 2021 is a 53-week year. Fiscal years 2020 and 2019 were both 52-week years.
Reclassifications
Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.
Principles of Consolidation
Our consolidated financial statements include the accounts of NVIDIA Corporation and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from our estimates. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, cash equivalents and marketable securities, accounts receivable, inventories, income taxes, goodwill, stock-based compensation, litigation, investigation and settlement costs, restructuring and other charges, and other contingencies. The inputs into our judgments and estimates consider the economic implications of COVID-19. These estimates are based on historical facts and various other assumptions that we believe are reasonable.
Revenue Recognition
We derive our revenue from product sales, including hardware and systems, license and development arrangements, and software licensing. We determine revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract (where revenue is allocated on a relative standalone selling price basis by maximizing the use of observable inputs to determine the standalone selling price for each performance obligation); and (5) recognition of revenue when, or as, we satisfy a performance obligation.
Product Sales Revenue
Revenue from product sales is recognized upon transfer of control of promised products to customers in an amount that reflects the consideration we expect to receive in exchange for those products. Certain products are sold along with support or extended warranty. Support and extended warranty revenue are recognized ratably over the service period, or as services are performed. Revenue is recognized net of allowances for returns, customer programs and any taxes collected from customers.
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
As of January 31, 2021, we had a valuation allowance of $728 million related to state and certain foreign deferred tax assets that management determined are not likely to be realized due to jurisdictional projections of future taxable income, tax attributes usage limitation by certain jurisdictions, and potential utilization limitations of tax attributes acquired as a result of stock ownership changes. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax assets as an income tax benefit during the period.
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
Cash and Cash Equivalents and Marketable Securities
We consider all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents. Marketable securities consist of highly liquid debt investments with maturities of greater than three months when purchased. We currently classify our investments as current based on the nature of the investments and their availability for use in current operations.
We generally classify our cash equivalents and marketable securities related to debt securities at the date of acquisition as available-for-sale. These available-for-sale debt securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income or loss, a component of shareholders’ equity, net of tax. The fair value of interest-bearing debt securities includes accrued interest. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method and recorded in the other income (expense), net, section of our Consolidated Statements of Income.
All of our available-for-sale debt investments are subject to a periodic impairment review. If the estimated fair value of an available-for-sale debt securities is less than its amortized cost basis, we determine if the difference, if any, is caused by expected credit losses and write-down the amortized cost basis of the securities if it is more likely than not we will be required or we intend to sell the securities before recovery of its amortized cost basis. Allowances for credit losses and write-downs are recognized in other income (expense), net section of our Consolidated Statements of Income.
Fair Value of Financial Instruments
The carrying value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities as of January 31, 2021 and January 26, 2020. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains or losses

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

included in accumulated other comprehensive income or loss, a component of shareholders’ equity, net of tax. Fair value of the marketable securities is determined based on quoted market prices. Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments designated as fair value hedges, the gains or losses are recognized in earnings in the periods of change together with the offsetting losses or gains on the hedged items attributed to the risk being hedged. For derivative instruments designated as cash-flow hedges, the effective portion of the gains or losses on the derivatives is initially reported as a component of other comprehensive income or loss and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. For derivative instruments not designated for hedge accounting, changes in fair value are recognized in earnings.
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
Accounts Receivable
We maintain an allowance for doubtful accounts receivable for expected losses resulting from the inability of our customers to make required payments. We determine this allowance by identifying amounts for specific customer issues as well as amounts based on overall estimated exposure. Factors impacting the allowance include the level of gross receivables, the financial condition of our customers and the extent to which balances are covered by credit insurance or letters of credit.
Inventories
Inventory cost is computed on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis. Inventory costs consist primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, and shipping costs, as well as the cost of purchased memory products and other component parts. We charge cost of sales for inventory provisions to write-down our inventory to the lower of cost or net realizable value or for obsolete or excess inventory. Most of our inventory provisions relate to excess quantities of products, based on our inventory levels and future product purchase commitments compared to assumptions about future demand and market conditions. Once inventory has been written-off or written-down, it creates a new cost basis for the inventory that is not subsequently written-up.
Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method based on the estimated useful lives of the assets, generally three to five years. Once an asset is identified for retirement or disposition, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is recorded. The estimated useful lives of our buildings are up to thirty years. Depreciation expense includes the amortization of assets recorded under finance leases. Leasehold improvements and assets recorded under finance leases are amortized over the shorter of the expected lease term or the estimated useful life of the asset.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Intangible Assets and Other Long-Lived Assets
Intangible assets primarily represent acquired intangible assets including developed technology, in-process research and development, or IPR&D, and customer relationships, as well as rights acquired under technology licenses, patents, and acquired intellectual property. We currently amortize our intangible assets with finite lives over periods ranging from two to twenty years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up or, if that pattern cannot be reliably determined, using a straight-line amortization method. We initially capitalize the fair value of IPR&D as an intangible asset with an indefinite life. When IPR&D projects are completed, we reclassify the IPR&D as an amortizable purchased intangible asset and amortize over the asset’s estimated useful life.
Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets or asset groups to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset or asset group. Assets and liabilities to be disposed of would be separately presented in the Consolidated Balance Sheet and the assets would be reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.
Business Combination
We allocate the fair value of the purchase price of an acquisition to the tangible assets acquired, liabilities assumed, and intangible assets acquired, including IPR&D, based on their estimated fair values. The excess of the fair value of the purchase price over the fair values of these net tangible and intangible assets acquired is recorded as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but our estimates and assumptions are inherently uncertain and subject to refinement. The estimates and assumptions used in valuing intangible assets include, but are not limited to, the amount and timing of projected future cash flows, discount rate used to determine the present value of these cash flows and asset lives. These estimates are inherently uncertain and, therefore, actual results may differ from the estimates made. As a result, during the measurement period of up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of the purchase price of an acquisition, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Income.
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
Note 2 - Business Combination
Pending Acquisition of Arm Limited
On September 13, 2020, we entered into a Purchase Agreement with Arm and SoftBank for us to acquire, from SoftBank all allotted and issued ordinary shares of Arm in a transaction valued at $40 billion. We paid $2 billion in Signing Consideration and will pay upon closing of the acquisition $10 billion in cash and issue to SoftBank 44.3 million shares of our common stock with an aggregate value of $21.5 billion. The transaction includes a potential earn out, which is contingent on the achievement of certain financial performance targets by Arm during the fiscal year ending March 31, 2022. If the financial targets are achieved, SoftBank can elect to receive either up to an additional $5 billion in cash or up to an additional 10.3 million shares of our common stock. We will issue up to $1.5 billion in restricted stock units to Arm employees after closing. The $2 billion paid upon signing was allocated between advanced consideration for the acquisition of $1.36 billion and the prepayment of intellectual property licenses from Arm of $0.17 billion and royalties of $0.47 billion, both with a 20-year term. The closing of the acquisition is subject to customary closing conditions, including receipt of specified governmental and regulatory consents and approvals and expiration of any related mandatory waiting period, and Arm's implementation of the reorganization and distribution of Arm’s IoT Services Group and certain other assets and liabilities. We are engaged with regulators in the United States, the United Kingdom, the European Union, China and other jurisdictions. If the Purchase Agreement is terminated under certain circumstances, we will be refunded $1.25 billion of the Signing Consideration. The $2 billion payment upon signing was allocated on a fair value basis and any refund of the Signing Consideration will use stated values in the Purchase Agreement. We believe the closing of the acquisition will likely occur in the first quarter of calendar year 2022.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Purchase Price Allocation
The aggregate purchase consideration has been allocated as follows (in millions):

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

We allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on the estimated fair values.
The goodwill is primarily attributable to the planned growth in the combined business of NVIDIA and Mellanox. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any interim indicators of impairment. Goodwill recognized in the acquisition is not expected to be deductible for foreign tax purposes. Goodwill arising from the Mellanox acquisition has been allocated to the Compute and Networking segment. Refer to Note 17 – Segment Information for further details on segments.
The operating results of Mellanox have been included in our consolidated financial statements for fiscal year 2021 since the acquisition date of April 27, 2020. Revenue attributable to Mellanox was approximately 10% for fiscal year 2021. There is not a practical way to determine net income attributable to Mellanox due to integration. Acquisition-related costs attributable to Mellanox of $28 million were included in selling, general and administrative expense for fiscal year 2021.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Intangible Assets
The estimated fair value and useful life of the acquired intangible assets are as follows:

	Fair Value	Useful Lives
	(In millions)
Developed technology (1)	$1,640	5 years
Customer relationships (2)	440	3 years
Order backlog (3)	190	Based on actual shipments
Trade names (4)	70	5 years
Total identified finite-lived intangible assets	2,340
IPR&D (5)	630	N/A
Total identified intangible assets	$2,970

(1)    The fair value of developed technology was identified using the Multi-Period Excess Earnings Method.
(2)    Customer relationships represent the fair value of the existing relationships using the With and Without Method.
(3)    Order backlog represents primarily the fair value of purchase arrangements with customers using the Multi-Period Excess Earnings Method. The intangible asset was fully amortized as of January 31, 2021.
(4)    Trade names primarily relate to Mellanox trade names and fair value was determined by applying the Relief-from-Royalty Method under the income approach.
(5)    The fair value of IPR&D was determined using the Multi-Period Excess Earnings Method.

The fair value of the finite-lived intangible assets will be amortized over the estimated useful lives based on the pattern in which the economic benefits are expected to be received to cost of revenue and operating expenses.
Mellanox had an IPR&D project associated with the next generation interconnect product that had not yet reached technological feasibility as of the acquisition date. Accordingly, we recorded an indefinite-lived intangible asset of $630 million for the fair value of this project, which will initially not be amortized. Instead, the project will be tested for impairment annually and whenever events or changes in circumstances indicate that the project may be impaired or may have reached technological feasibility. Once the project reaches technological feasibility, we will begin to amortize the intangible asset over its estimated useful life.
Supplemental Unaudited Pro Forma Information
The following unaudited pro forma financial information summarizes the combined results of operations for NVIDIA and Mellanox as if the companies were combined as of the beginning of fiscal year 2020:

	Pro Forma
	Year Ended
	January 31, 2021	January 26, 2020

	(In millions)
Revenue	$17,104	$12,250
Net income	$4,757	$2,114

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
The pro forma results reflect the inventory step-up expense of $161 million in the fiscal year 2020 and were excluded from the pro forma results for fiscal year 2021. There were no other material nonrecurring adjustments.
Note 3 - Leases

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

On January 28, 2019, we adopted the new lease accounting standard using the optional transition method.
Our lease obligations primarily consist of operating leases for our headquarters complex, domestic and international office facilities, and data center space, with lease periods expiring between fiscal years 2022 and 2035.
Future minimum lease payments under our non-cancelable operating leases as of January 31, 2021, are as follows:

Operating Lease Obligations
(In millions)
Fiscal Year:
2022	$152
2023	135
2024	115
2025	94
2026	86
2027 and thereafter	288
Total	870
Less imputed interest	115
Present value of net future minimum lease payments	755
Less short-term operating lease liabilities	121
Long-term operating lease liabilities	$634
Operating lease expense for fiscal years 2021, 2020, and 2019 was $145 million, $114 million, $80 million, respectively. Short-term and variable lease expenses for fiscal years 2021 and 2020 were not significant.

Other information related to leases was as follows:

	Year Ended
	January 31, 2021	January 26, 2020

	(In millions)
Supplemental cash flows information
Operating cash flows used for operating leases	$141	$103
Operating lease assets obtained in exchange for lease obligations (1)	$200	$238
(1)    Fiscal year 2021 includes $80 million of operating lease assets addition due to a business combination.
As of January 31, 2021, our operating leases had a weighted average remaining lease term of 7.6 years and a weighted average discount rate of 2.87%. As of January 26, 2020, our operating leases had a weighted average remaining lease term of 8.3 years and a weighted average discount rate of 3.45%.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our Consolidated Statements of Income include stock-based compensation expense, net of amounts allocated to inventory, as follows:

	Year Ended
	January 31, 2021	January 26, 2020	January 27, 2019

	(In millions)
Cost of revenue	$88	$39	$27
Research and development	860	540	336
Sales, general and administrative	449	265	194
Total	$1,397	$844	$557
Stock-based compensation capitalized in inventories was not significant during fiscal years 2021, 2020, and 2019.
The following is a summary of equity awards granted under our equity incentive plans:

	Year Ended
	January 31, 2021	January 26, 2020	January 27, 2019

	(In millions, except per share data)
RSUs, PSUs and Market-based PSUs
Awards granted	9	7	4
Estimated total grant-date fair value	$2,764	$1,282	$1,109
Weighted average grant-date fair value per share	$307.25	$184.47	$258.26

ESPP
Shares purchased	1	1	1
Weighted average price per share	$139.19	$148.76	$107.48
Weighted average grant-date fair value per share	$67.65	$64.87	$38.51
As of January 31, 2021, there was $3.17 billion of aggregate unearned stock-based compensation expense, net of forfeitures. This amount is expected to be recognized over a weighted average period of 2.5 years for RSUs, PSUs, and market-based PSUs, and 0.9 years for ESPP.
The fair value of shares issued under our ESPP have been estimated with the following assumptions:

Year Ended
	January 31, 2021	January 26, 2020	January 27, 2019

(Using the Black-Scholes model)
ESPP
Weighted average expected life (in years)	0.1-2.0	0.1-2.0	0.1-2.0
Risk-free interest rate	0.1%-1.6%	1.5%-2.6%	1.6%-2.8%
Volatility	26%-89%	30%-82%	24%-75%
Dividend yield	0.1%-0.3%	0.3%-0.4%	0.3%-0.4%
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Additionally, for RSU, PSU, and market-based PSU awards, we estimate forfeitures semi-annually and revise the estimates of forfeiture in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.
Equity Incentive Program
We grant or have granted stock options, RSUs, PSUs, market-based PSUs, and stock purchase rights under the following equity incentive plans. In addition, in connection with our acquisitions of various companies, we have assumed the stock-based awards granted under their stock incentive plans and substituted them with our RSUs.
Amended and Restated 2007 Equity Incentive Plan
In 2007, our shareholders approved the NVIDIA Corporation 2007 Equity Incentive Plan, as most recently amended and restated, the 2007 Plan.
The 2007 Plan authorizes the issuance of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards to employees, directors and consultants. Only our employees may receive incentive stock options. As of January 31, 2021, up to 244 million shares of our common stock could be issued pursuant to stock awards granted under the 2007 Plan, of which 2 million shares were issuable upon the exercise of outstanding stock options. All options are fully vested, the last of which will expire by May 2024 if not exercised. Currently, we grant RSUs, PSUs and market-based PSUs under the 2007 Plan, under which, as of January 31, 2021, there were 37 million shares available for future issuance.
Subject to certain exceptions, RSUs and PSUs granted to employees either vest (A) over a four-year period, subject to continued service, with 25% vesting on a pre-determined date that is close to the anniversary of the date of grant and 6.25% vesting quarterly thereafter, or (B) over a three-year period, subject to continued service, with 40% vesting on a pre-determined date that is close to the anniversary of the date of grant and 7.5% vesting quarterly thereafter. Market-based PSUs vest 100% on approximately the three-year anniversary of the date of grant. However, the number of shares subject to both PSUs and market-based PSUs that are eligible to vest is generally determined by the Compensation Committee based on achievement of pre-determined criteria.
Amended and Restated 2012 Employee Stock Purchase Plan
In 2012, our shareholders approved the 2012 Employee Stock Purchase Plan, as most recently amended and restated, the 2012 Plan.
Employees who participate may have up to 10% of their earnings withheld to the purchase of shares of common stock. Starting in March 2021, employees who participate may have up to 15% of their earnings withheld to purchase shares of common stock. The Board may decrease this percentage at its discretion. Each offering period is approximately 24 months, which is generally divided into four purchase periods of six months. The price of common stock purchased under our 2012 Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period and the fair market value on each purchase date within the offering. As of January 31, 2021, we had 60 million shares reserved for future issuance under the 2012 Plan.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Equity Award Activity
The following is a summary of our equity award transactions under our equity incentive plans:

	RSUs, PSUs and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value

	(In millions, except years and per share data)
Balances, January 26, 2020	14	$176.72
Granted	9	$307.25
Vested restricted stock	(7)	$159.35
Canceled and forfeited	(1)	$193.83
Balances, January 31, 2021	15	$264.69
Vested and expected to vest after January 31, 2021	14	$264.13

As of January 31, 2021 and January 26, 2020, there were 37 million and 29 million shares, respectively, of common stock reserved for future issuance under our equity incentive plans.
As of January 31, 2021, the total intrinsic value of options currently exercisable and outstanding was $1.20 billion, with an average exercise price of $14.40 per share and an average remaining term of 1.7 years. The total intrinsic value of options exercised was $521 million, $84 million, and $180 million for fiscal years 2021, 2020, and 2019, respectively. Upon the exercise of an option, we issue new shares of stock.
The total fair value of RSUs and PSUs, as of their respective vesting dates, during the years ended January 31, 2021, January 26, 2020, and January 27, 2019, was $2.67 billion, $1.45 billion, and $2.62 billion, respectively.
Note 5 - Net Income Per Share
The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Year Ended
	January 31, 2021	January 26, 2020	January 27, 2019

	(In millions, except per share data)
Numerator:
Net income	$4,332	$2,796	$4,141
Denominator:
Basic weighted average shares	617	609	608
Dilutive impact of outstanding equity awards	11	9	17
Diluted weighted average shares	628	618	625
Net income per share:
Basic (1)	$7.02	$4.59	$6.81
Diluted (2)	$6.90	$4.52	$6.63
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	3	11	5
(1)    Calculated as net income divided by basic weighted average shares.
(2)    Calculated as net income divided by diluted weighted average shares.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 6 - Goodwill
We changed our reportable segments to "Graphics" and "Compute & Networking" starting with the first quarter of fiscal year 2021, as discussed in Note 17 of these Notes to the Consolidated Financial Statements. As a result, our reporting units also changed, and we reassigned the goodwill balance to the new reporting units based on their relative fair values. Comparative periods presented reflect this change. We determined there was no goodwill impairment immediately prior to the reorganization. As of January 31, 2021, the total carrying amount of goodwill was $4.19 billion and the amount of goodwill allocated to our Graphics and Compute & Networking reporting units was $347 million and $3.85 billion, respectively. As of January 26, 2020, the total carrying amount of goodwill was $618 million and the amount of goodwill allocated to our Graphics and Compute & Networking reporting units was $347 million and $271 million, respectively. Goodwill increased by $3.57 billion in fiscal year 2021 due to goodwill of $3.43 billion arising from the Mellanox acquisition, and goodwill of $143 million from other acquisition activities, all of which were allocated to the Compute & Networking reporting unit. During the fourth quarters of fiscal years 2021, 2020, and 2019, we completed our annual impairment tests and concluded that goodwill was not impaired in any of these years.
Note 7 - Amortizable Intangible Assets
The components of our amortizable intangible assets are as follows:

	January 31, 2021			January 26, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In millions)			(In millions)
Acquisition-related intangible assets (1)	$3,280	$(774)	$2,506	$195	$(192)	$3
Patents and licensed technology	706	(475)	231	520	(474)	46
Total intangible assets	$3,986	$(1,249)	$2,737	$715	$(666)	$49
(1)    As of January 31, 2021, acquisition-related intangible assets include the fair value of a Mellanox IPR&D project of $630 million, which has not been amortized. Once the project reaches technological feasibility, we will begin to amortize the intangible asset over its estimated useful life. Refer to Note 2 of these Notes to the Consolidated Financial Statements for further details.
Amortization expense associated with intangible assets for fiscal years 2021, 2020, and 2019 was $612 million, $25 million, and $29 million, respectively. Future amortization expense related to the net carrying amount of intangible assets as of January 31, 2021 is estimated to be $548 million in fiscal year 2022, $545 million in fiscal year 2023, $423 million in fiscal year 2024, $367 million in fiscal year 2025, $97 million in fiscal year 2026, and $757 million in fiscal year 2027 and thereafter.
Note 8 - Cash Equivalents and Marketable Securities
Our cash equivalents and marketable securities related to debt securities are classified as “available-for-sale” debt securities.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is a summary of cash equivalents and marketable securities as of January 31, 2021 and January 26, 2020:

	January 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	$4,442	$2	$—	$4,444	$234	$4,210
Debt securities issued by United States government agencies	2,975	1	—	2,976	28	2,948
Debt securities issued by the United States Treasury	2,846	—	—	2,846	25	2,821
Certificates of deposit	705	—	—	705	37	668
Money market funds	313	—	—	313	313	—
Foreign government bonds	67	—	—	67		67
Total	$11,348	$3	$—	$11,351	$637	$10,714

	January 26, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Money market funds	$7,507	$—	$—	$7,507	$7,507	$—
Debt securities issued by the United States Treasury	1,358	—	—	1,358	1,358	—
Debt securities issued by United States government agencies	1,096	—	—	1,096	1,096	—
Corporate debt securities	592	—	—	592	592	—
Foreign government bonds	200	—	—	200	200	—
Certificates of deposit	27	—	—	27	27	—
Asset-backed securities	1	—	—	1	—	1
Total	$10,781	$—	$—	$10,781	$10,780	$1

Net realized gains and unrealized gains and losses were not significant for all periods presented.
The amortized cost and estimated fair value of cash equivalents and marketable securities as of January 31, 2021 and January 26, 2020 are shown below by contractual maturity.

	January 31, 2021		January 26, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(In millions)
Less than one year	$10,782	$10,783	$10,781	$10,781
Due in 1 - 5 years	566	568	—	—
Total	$11,348	$11,351	$10,781	$10,781

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

		Fair Value at
	Pricing Category	January 31, 2021	January 26, 2020

		(In millions)
Assets
Cash equivalents and marketable securities:
Money market funds	Level 1	$313	$7,507
Corporate debt securities	Level 2	$4,444	$592
Debt securities issued by United States government agencies	Level 2	$2,976	$1,096
Debt securities issued by the United States Treasury	Level 2	$2,846	$1,358
Certificates of deposit	Level 2	$705	$27
Foreign government bonds	Level 2	$67	$200
Asset-backed securities	Level 2	$—	$1
Other asset:
Investment in non-affiliated entities (1)	Level 3	$144	$77

Liabilities
2.20% Notes Due 2021 (2)	Level 2	$1,011	$1,006
3.20% Notes Due 2026 (2)	Level 2	$1,124	$1,065
2.85% Notes Due 2030 (2)	Level 2	$1,654	$—
3.50% Notes Due 2040 (2)	Level 2	$1,152	$—
3.50% Notes Due 2050 (2)	Level 2	$2,308	$—
3.70% Notes Due 2060 (2)	Level 2	$602	$—
(1)Investment in private non-affiliated entities is recorded at fair value on a non-recurring basis only if an impairment or observable price adjustment occurs in the period with changes in fair value recorded through net income. The amount recorded as of January 31, 2021 has not been significant.
(2)    These liabilities are carried on our Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount and issuance costs, and are not marked to fair value each period. Refer to Note 12 of these Notes to the Consolidated Financial Statements for additional information.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 10 - Balance Sheet Components
Certain balance sheet components are as follows:

	January 31, 2021	January 26, 2020

	(In millions)
Inventories:
Raw materials	$632	$249
Work in-process	457	265
Finished goods	737	465
Total inventories	$1,826	$979

	January 31, 2021	January 26, 2020	Estimated Useful Life

	(In millions)		(In years)
Property and Equipment:
Land	$218	$218	(A)
Building	341	340	25-30
Test equipment	782	532	3-5
Computer equipment and software	1,187	908	3-5
Leasehold improvements	385	293	(B)
Office furniture and equipment	86	74	5
Construction in process	558	320	(C)
Total property and equipment, gross	3,557	2,685
Accumulated depreciation and amortization	(1,408)	(1,011)
Total property and equipment, net	$2,149	$1,674
(A)Land is a non-depreciable asset.
(B)Leasehold improvements and finance leases are amortized based on the lesser of either the asset’s estimated useful life or the expected lease term.
(C)Construction in process represents assets that are not available for their intended use as of the balance sheet date.
Depreciation expense for fiscal years 2021, 2020, and 2019 was $486 million, $355 million, and $233 million, respectively.
Accumulated amortization of leasehold improvements and finance leases was $223 million and $216 million as of January 31, 2021 and January 26, 2020, respectively.

	January 31, 2021	January 26, 2020

Other assets:	(In millions)
Advanced consideration for acquisition	$1,357	$—
Prepaid royalties	440	1
Investment in non-affiliated entities	144	77
Deposits	136	8
Other	67	32
Total other assets	$2,144	$118

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	January 31, 2021	January 26, 2020

	(In millions)
Accrued and Other Current Liabilities:
Customer program accruals	$630	$462
Accrued payroll and related expenses	297	185
Deferred revenue (1)	288	141
Licenses and royalties	128	66
Operating leases	121	91
Coupon interest on debt obligations	74	20
Taxes payable	61	61
Product warranty and return provisions	39	24
Professional service fees	26	18
Other	61	29
Total accrued and other current liabilities	$1,725	$1,097
(1)Deferred revenue primarily includes customer advances and deferrals related to license and development arrangements and PCS.

	January 31, 2021	January 26, 2020

	(In millions)
Other Long-Term Liabilities:
Income tax payable (1)	$836	$528
Deferred income tax	241	29
Deferred revenue (2)	163	60
Licenses payable	56	110
Employee benefits	33	22
Other	46	26
Total other long-term liabilities	$1,375	$775
(1)As of January 31, 2021, income tax payable represents the long-term portion of the one-time transition tax payable of $284 million, long-term portion of the unrecognized tax benefits of $352 million, related interest and penalties of $43 million, and other foreign long-term tax payable of $157 million.
(2)Deferred revenue primarily includes deferrals related to PCS.
Deferred Revenue
The following table shows the changes in deferred revenue during fiscal years 2021 and 2020.

	January 31, 2021	January 26, 2020

	(In millions)
Balance at beginning of period	$201	$138
Deferred revenue added during the period	536	334
Addition due to business combinations	75	—
Revenue recognized during the period	(361)	(271)
Balance at end of period	$451	$201

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Revenue related to remaining performance obligations represents the remaining contracted license, development arrangements and PCS that has not been recognized. This includes related deferred revenue currently recorded and amounts that will be invoiced in future periods. As of January 31, 2021, the amount of our remaining performance that has not been recognized as revenue was $683 million, of which we expect to recognize approximately 44% as revenue over the next twelve months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less.
Note 11 - Derivative Financial Instruments
We enter into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. These contracts are designated as cash flow hedges for hedge accounting treatment. Gains or losses on the contracts are recorded in accumulated other comprehensive income or loss and reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur. The fair value of the contracts was not significant as of January 31, 2021 and January 26, 2020.
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
The table below presents the notional value of our foreign currency forward contracts outstanding as of January 31, 2021 and January 26, 2020:

	January 31, 2021	January 26, 2020

	(In millions)
Designated as cash flow hedges	$840	$428
Not designated for hedge accounting	$441	$287
As of January 31, 2021, all designated foreign currency forward contracts mature within eighteen months. The expected realized gains and losses deferred into accumulated other comprehensive income (loss) related to foreign currency forward contracts within the next twelve months was not significant.
During fiscal years 2021 and 2020, the impact of derivative financial instruments designated for hedge accounting treatment on other comprehensive income or loss was not significant and all such instruments were determined to be highly effective. Therefore, there were no gains or losses associated with ineffectiveness.
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
In September 2016, we issued $1.00 billion of the 2.20% Notes Due 2021, and $1.00 billion of the 3.20% Notes Due 2026, or collectively, the September 2016 Notes. Interest on the September 2016 Notes is payable on March 16 and September 16 of each year. Upon 30 days' notice to holders of the Notes, we may redeem the Notes for cash prior to maturity, at redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the Notes Due 2021 on or after August 16, 2021, or for redemptions of the Notes Due 2026 on or after June 16, 2026. The net proceeds from the September 2016 Notes were $1.98 billion, after deducting debt discount and issuance costs.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The carrying value of the Notes and the associated interest rates were as follows:

	Expected Remaining Term (years)	Effective Interest Rate	January 31, 2021	January 26, 2020

			(In millions)
2.20% Notes Due 2021	0.6	2.38%	$1,000	$1,000
3.20% Notes Due 2026	5.6	3.31%	1,000	1,000
2.85% Notes Due 2030	9.2	2.93%	1,500	—
3.50% Notes Due 2040	19.2	3.54%	1,000	—
3.50% Notes Due 2050	29.2	3.54%	2,000	—
3.70% Notes Due 2060	39.2	3.73%	500	—
Unamortized debt discount and issuance costs			(37)	(9)
Net carrying amount			6,963	1,991
Less short-term portion			(999)	—
Total long-term portion			$5,964	$1,991
As of January 31, 2021, we were in compliance with the required covenants under the Notes.
Credit Facilities
We have a Credit Agreement under which we may borrow up to $575 million for general corporate purposes and can obtain revolving loan commitments up to $425 million. As of January 31, 2021, we had not borrowed any amounts and were in compliance with the required covenants under this agreement. The Credit Agreement expires October 2021.
We have a $575 million commercial paper program to support general corporate purposes. As of January 31, 2021, we had not issued any commercial paper.
Note 13 - Commitments and Contingencies
Purchase Obligations
As of January 31, 2021, we had outstanding inventory purchase obligations totaling $2.54 billion, which are expected to occur over the next 12 months, and other purchase obligations totaling $317 million, which are primarily expected to occur over the next 18 months.
Accrual for Product Warranty Liabilities
The estimated amount of product warranty liabilities was $22 million and $15 million as of January 31, 2021 and January 26, 2020, respectively.
In connection with certain agreements that we have entered in the past, we have provided indemnities to cover the indemnified party for matters such as tax, product, and employee liabilities. We have included intellectual property indemnification provisions in our technology related agreements with third parties. Maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. We have not recorded any liability for such indemnifications.
Litigation
Securities Class Action and Derivative Lawsuits
The plaintiffs in the putative securities class action lawsuit, captioned 4:18-cv-07669-HSG, initially filed on December 21, 2018 in the United States District Court for the Northern District of California, and titled In Re NVIDIA Corporation

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Securities Litigation, filed an amended complaint on May 13, 2020. The amended complaint asserts that NVIDIA and certain NVIDIA executives violated Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and SEC Rule 10b-5, by making materially false or misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand between May 10, 2017 and November 14, 2018. Plaintiffs also allege that the NVIDIA executives who they named as defendants violated Section 20(a) of the Exchange Act. Plaintiffs seek class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees and expert fees, and further relief as the Court may deem just and proper. On June 29, 2020, NVIDIA moved to dismiss the amended complaint on the basis that plaintiffs failed to state any claims for violations of the securities laws by NVIDIA or the individual defendants. As of September 14, 2020, the motion was fully briefed but the Court has not yet issued a decision.
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
Accounting for Loss Contingencies
As of January 31, 2021, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, except as specifically described above, any possible loss or range of loss in these matters cannot be reasonably estimated at this time. We are engaged in legal actions not described above arising in the ordinary course of business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 14 - Income Taxes
The income tax expense (benefit) applicable to income before income taxes consists of the following:

	Year Ended
	January 31, 2021	January 26, 2020	January 27, 2019

	(In millions)
Current income taxes:
Federal	$197	$65	$1
State	1	4	—
Foreign	161	87	69
Total current	359	156	70
Deferred taxes:
Federal	(246)	2	(315)
Foreign	(36)	16	—
Total deferred	(282)	18	(315)
Income tax expense (benefit)	$77	$174	$(245)
Income before income tax consists of the following:

	Year Ended
	January 31, 2021	January 26, 2020	January 27, 2019

	(In millions)
Domestic	$1,437	$620	$1,843
Foreign	2,972	2,350	2,053
Income before income tax	$4,409	$2,970	$3,896

The income tax expense (benefit) differs from the amount computed by applying the U.S. federal statutory rate of 21% to income before income taxes as follows:

	Year Ended
	January 31, 2021	January 26, 2020	January 27, 2019

	(In millions)
Tax expense computed at federal statutory rate	$926	$624	$818
Expense (benefit) resulting from:
State income taxes, net of federal tax effect	10	12	23
Foreign tax rate differential	(561)	(301)	(412)
U.S. federal R&D tax credit	(173)	(110)	(141)
Stock-based compensation	(136)	(60)	(191)
Tax Cuts and Jobs Act of 2017	—	—	(368)
Other	11	9	26
Income tax expense (benefit)	$77	$174	$(245)

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The tax effect of temporary differences that gives rise to significant portions of the deferred tax assets and liabilities are presented below:

	January 31, 2021	January 26, 2020

	(In millions)
Deferred tax assets:
GILTI deferred tax assets	$709	$428
Research and other tax credit carryforwards	650	605
Operating lease liabilities	120	114
Net operating loss carryforwards	100	62
Accruals and reserves, not currently deductible for tax purposes	59	39
Stock-based compensation	36	28
Property, equipment and intangible assets	32	12
Gross deferred tax assets	1,706	1,288
Less valuation allowance	(728)	(621)
Total deferred tax assets	978	667
Deferred tax liabilities:
Acquired intangibles	(191)	(1)
Unremitted earnings of foreign subsidiaries	(111)	(40)
Operating lease assets	(111)	(107)
Gross deferred tax liabilities	(413)	(148)
Net deferred tax asset (1)	$565	$519
(1) Net deferred tax asset includes long-term deferred tax assets of $806 million and $548 million and long-term deferred tax liabilities of $241 million and $29 million for fiscal years 2021 and 2020, respectively. Long-term deferred tax liabilities are included in other long-term liabilities on our Consolidated Balance Sheets.
We recognized an income tax expense of $77 million and $174 million for fiscal years 2021 and 2020, respectively, and income tax benefit of $245 million for fiscal year 2019. Our annual effective tax rate was 1.7%, 5.9%, and (6.3)% for fiscal years 2021, 2020, and 2019, respectively. The decrease in our effective tax rate in fiscal year 2021 as compared to fiscal year 2020 was primarily due to a decrease in the proportional amount of earnings subject to United States tax and an increase of tax benefits from stock-based compensation. The increase in our effective tax rate in fiscal year 2021 and fiscal year 2020 as compared to fiscal year 2019 was primarily due to an absence of tax benefits related to the enactment of the TCJA and a decrease of tax benefits from stock-based compensation.
Our effective tax rate for fiscal years 2021, 2020, and 2019 was lower than the U.S. federal statutory rate of 21% due primarily to income earned in jurisdictions, including the British Virgin Islands, Israel and Hong Kong, where the tax rate was lower than the U.S. federal statutory tax rate, recognition of U.S. federal research tax credits, excess tax benefits related to stock-based compensation, and the finalization of the enactment-date income tax effects of the TCJA in 2019.
During the second quarter of fiscal year 2021, we completed the acquisition of Mellanox. As a result of the acquisition, we recorded $256 million of net deferred tax liabilities primarily on the excess of book basis over the tax basis of the acquired intangible assets and undistributed earnings in certain foreign subsidiaries. We also recorded $153 million of long-term tax liabilities related to tax basis differences in Mellanox. The net deferred tax liabilities and long-term tax liabilities are based upon certain assumptions underlying our purchase price allocation. As a result of the acquisition, as of January 31, 2021, we intend to indefinitely reinvest approximately $1.16 billion of cumulative undistributed earnings held by Mellanox non-U.S. subsidiaries. We have not provided the amount of unrecognized deferred tax liabilities for temporary differences related to investments in Mellanox non-U.S. subsidiaries as the determination of such amount is not practicable.
As of January 31, 2021 and January 26, 2020, we had a valuation allowance of $728 million and $621 million, respectively, related to state and certain foreign deferred tax assets that management determined not likely to be realized due, in part, to jurisdictional projections of future taxable income. To the extent realization of the deferred tax

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period.
As of January 31, 2021, we had federal, state and foreign net operating loss carryforwards of $333 million, $308 million and $344 million, respectively. The federal and state carryforwards will begin to expire in fiscal year 2023 and 2022, respectively. The foreign net operating loss carryforwards of $344 million may be carried forward indefinitely. As of January 31, 2021, we had federal research tax credit carryforwards of $238 million that will begin to expire in fiscal year 2035. We have state research tax credit carryforwards of $987 million, of which $944 million is attributable to the State of California and may be carried over indefinitely, and $43 million is attributable to various other states and will begin to expire in fiscal year 2022. Our tax attributes, net operating loss and tax credit carryforwards, remain subject to audit and may be adjusted for changes or modification in tax laws, other authoritative interpretations thereof, or other facts and circumstances. Utilization of federal, state, and foreign net operating losses and tax credit carryforwards may also be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state and foreign tax provisions. If any such limitations apply, the federal, state, or foreign net operating loss and tax credit carryforwards, as applicable, may expire or be denied before utilization.
As of January 31, 2021, we had $776 million of gross unrecognized tax benefits, of which $606 million would affect our effective tax rate if recognized. However, $132 million of the unrecognized tax benefits were related to state income tax positions taken, that, if recognized, would be in the form of a carryforward deferred tax asset that would likely attract a full valuation allowance. The $606 million of unrecognized tax benefits as of January 31, 2021 consisted of $352 million recorded in non-current income taxes payable, $5 million recorded in current income taxes payable, and $249 million reflected as a reduction to the related deferred tax assets.
A reconciliation of gross unrecognized tax benefits is as follows:

	January 31, 2021	January 26, 2020	January 27, 2019

	(In millions)
Balance at beginning of period	$583	$477	$447
Increases in tax positions for current year	158	104	129
Increases in tax positions for prior years (1)	60	7	52
Decreases in tax positions for prior years	(11)	—	(141)
Settlements	(5)	—	—
Lapse in statute of limitations	(9)	(5)	(10)
Balance at end of period	$776	$583	$477
(1) The fiscal year 2021 balance represents prior year gross unrecognized tax benefits recorded as a result of the Mellanox acquisition.

We classify an unrecognized tax benefit as a current liability, or amount refundable, to the extent that we anticipate payment or receipt of cash for income taxes within one year. The amount is classified as a long-term liability, or reduction of long-term deferred tax assets or amount refundable if we anticipate payment or receipt of cash for income taxes during a period beyond a year.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 31, 2021, January 26, 2020, and January 27, 2019, we had accrued $44 million, $31 million, and $21 million, respectively, for the payment of interest and penalties related to unrecognized tax benefits, which is not included as a component of our unrecognized tax benefits. As of January 31, 2021, unrecognized tax benefits of $352 million and the related interest and penalties of $43 million are included in non-current income taxes payable, and unrecognized tax benefits of $5 million and the related interest and penalties of $1 million are included in current income taxes payable.
While we believe that we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of January 31, 2021, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We are subject to taxation by taxing authorities both in the United States and other countries. As of January 31, 2021, the significant tax jurisdictions that may be subject to examination include the United States, Hong Kong, Taiwan, China, United Kingdom, Germany, Israel, and India for fiscal years 2005 through 2020. As of January 31, 2021, the significant tax jurisdictions for which we are currently under examination include the United States, United Kingdom, Germany, Israel and India, for fiscal years 2005 through 2019.
Note 15 - Shareholders’ Equity
Capital Return Program
Beginning August 2004, our Board of Directors authorized us to repurchase our stock.
Through January 31, 2021, we have repurchased an aggregate of 260 million shares under our share repurchase program for a total cost of $7.08 billion. All shares delivered from these repurchases have been placed into treasury stock. As of January 31, 2021, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $7.24 billion through December 2022.
During fiscal year 2021, we paid $395 million in cash dividends to our shareholders.
Note 16 - Employee Retirement Plans
We provide tax-qualified defined contribution plans to eligible employees in the U.S. and certain other countries. Our contribution expense for fiscal years 2021, 2020, and 2019 was $120 million, $76 million, and $70 million, respectively.
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
Our Graphics segment includes GeForce GPUs for gaming and PCs, the GeForce NOW game streaming service and related infrastructure, and solutions for gaming platforms; Quadro/NVIDIA RTX GPUs for enterprise design; GRID software for cloud-based visual and virtual computing; and automotive platforms for infotainment systems. Our Compute & Networking segment includes Data Center platforms and systems for AI, HPC, and accelerated computing; Mellanox networking and interconnect solutions; automotive AI Cockpit, autonomous driving development agreements, and autonomous vehicle solutions; and Jetson for robotics and other embedded platforms.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Graphics	Compute & Networking	All Other	Consolidated

	(In millions)
Year Ended January 31, 2021:
Revenue	$9,834	$6,841	$—	$16,675
Operating income (loss)	$4,612	$2,548	$(2,628)	$4,532

Year Ended January 26, 2020:
Revenue	$7,639	$3,279	$—	$10,918
Operating income (loss)	$3,267	$751	$(1,172)	$2,846

Year Ended January 27, 2019:
Revenue	$8,159	$3,557	$—	$11,716
Operating income (loss)	$3,417	$1,251	$(864)	$3,804

	Year Ended
	January 31, 2021	January 26, 2020	January 27, 2019

	(In millions)
Reconciling items included in "All Other" category:
Stock-based compensation expense	$(1,397)	$(844)	$(557)
Acquisition-related intangible asset amortization	(591)	(6)	(6)
Unallocated cost of revenue and operating expenses	(357)	(283)	(261)
Acquisition-related inventory step-up charge	(161)	—	—
Acquisition-related and other costs	(84)	(25)	4
IP-related costs	(38)	(14)	(35)
Legal settlement costs	—	—	(9)
Total	$(2,628)	$(1,172)	$(864)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on the invoicing address by geographic regions:

	Year Ended
	January 31, 2021	January 26, 2020	January 27, 2019

Revenue:	(In millions)
Taiwan	$4,531	$3,025	$3,360
China (including Hong Kong)	3,886	2,731	2,801
United States	3,214	886	1,506
Other Asia Pacific	3,093	2,685	2,368
Europe	1,118	992	914
Other countries	833	599	767
Total revenue	$16,675	$10,918	$11,716

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Year Ended
	January 31, 2021	January 26, 2020	January 27, 2019

Revenue:	(In millions)
Gaming	$7,759	$5,518	$6,246
Professional Visualization	1,053	1,212	1,130
Data Center	6,696	2,983	2,932
Automotive	536	700	641
OEM & Other	631	505	767
Total revenue	$16,675	$10,918	$11,716
The following table presents summarized information for long-lived assets by geographic region. Long-lived assets consist of property and equipment and exclude other assets, operating lease assets, goodwill, and intangible assets.

	January 31, 2021	January 26, 2020

Long-lived assets:	(In millions)
United States	$1,643	$1,451
Taiwan	183	114
Israel	147	—
China (including Hong Kong)	71	28
India	64	51
Europe	34	28
Other countries	7	2
Total long-lived assets	$2,149	$1,674
No customer represented 10% or more of total revenue for fiscal years 2021 and 2019. One customer represented 11% of our total revenue for fiscal year 2020 and was attributable primarily to the Graphics segment.

One customer represented 16% and 21% of our accounts receivable balance as of January 31, 2021 and January 26, 2020, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period

	(In millions)
Fiscal year 2021
Allowance for doubtful accounts	$2	$2	(1)	$—	(1)	$4
Sales return allowance	$9	$30	(2)	$(22)	(4)	$17
Deferred tax valuation allowance	$621	$107	(3)	$—		$728
Fiscal year 2020
Allowance for doubtful accounts	$2	$—	(1)	$—	(1)	$2
Sales return allowance	$8	$18	(2)	$(17)	(4)	$9
Deferred tax valuation allowance	$562	$59	(3)	$—		$621
Fiscal year 2019
Allowance for doubtful accounts	$4	$—	(1)	$(2)	(1)	$2
Sales return allowance	$9	$21	(2)	$(22)	(4)	$8
Deferred tax valuation allowance	$469	$93	(3)	$—		$562
(1)Additions represent allowance for doubtful accounts charged to expense and deductions represent amounts recorded as reduction to expense upon reassessment of allowance for doubtful accounts at period end.
(2)Represents allowance for sales returns estimated at the time revenue is recognized primarily based on historical return rates and is charged as a reduction to revenue.
(3)Represents change in valuation allowance primarily related to state and certain foreign deferred tax assets that management has determined not likely to be realized due, in part, to projections of future taxable income of the respective jurisdictions. Refer to Note 14 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
(4)Represents sales returns.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated March 10, 2019, by and among NVIDIA Corporation, NVIDIA International Holdings Inc., Mellanox Technologies Ltd. and Teal Barvaz Ltd.	8-K	0-23985	2.1	3/11/2019
2.2^	Share Purchase Agreement, dated September 13, 2020, by and among NVIDIA, NVIDIA Holdings, Arm, SoftBank, and Vision Fund	8-K	0-23985	2.1	9/14/2020
3.1	Amended and Restated Certificate of Incorporation	S-8	333-74905	4.1	3/23/1999
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	0-23985	3.1	8/21/2008
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	0-23985	3.1	5/24/2011
3.4	Bylaws of NVIDIA Corporation, Amended and Restated as of November 29, 2016	8-K	0-23985	3.1	12/1/2016
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.2	Specimen Stock Certificate	S-1/A	333-47495	4.2	4/24/1998
4.3	Indenture, dated as of September 16, 2016, by and between the Company and Wells Fargo Bank, National Association, as Trustee	8-K	0-23985	4.1	9/16/2016
4.4	Officers’ Certificate, dated as of September 16, 2016	8-K	0-23985	4.2	9/16/2016
4.5	Form of 2021 Note	8-K	0-23985	Annex A to Exhibit 4.2	9/16/2016
4.6	Form of 2026 Note	8-K	0-23985	Annex B to Exhibit 4.2	9/16/2016
4.7*	Description of Securities
4.8	Officers’ Certificate, dated as of March 31, 2020	8-K	0-23985	4.2	3/31/2020
4.9	Form of 2030 Note	8-K	0-23985	Annex A-1 to Exhibit 4.2	3/31/2020
4.10	Form of 2040 Note	8-K	0-23985	Annex B-1 to Exhibit 4.2	3/31/2020
4.11	Form of 2050 Note	8-K	0-23985	Annex C-1 to Exhibit 4.2	3/31/2020
4.12	Form of 2060 Note	8-K	0-23985	Annex D-1 to Exhibit 4.2	3/31/2020
10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985	10.1	3/7/2006
10.2+	Amended and Restated 2007 Equity Incentive Plan	8-K	0-23985	10.1	6/15/2020
10.3+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Annual Grant - Board Service (2011))	10-Q	0-23985	10.41	5/27/2011
10.4+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Initial Grant - Board Service (2011))	8-K	0-23985	10.1	12/14/2011
10.5+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Stock Option Grant (2012 Annual Board Retainer)	10-Q	0-23985	10.4	5/23/2012
10.6+	2007 Equity Incentive Plan - Non Statutory Stock Option	8-K	0-23985	10.20	9/13/2010

10.7+	2007 Equity Incentive Plan - Incentive Stock Option	8-K	0-23985	10.21	9/13/2010
10.8+	Amended and Restated 2007 Equity Incentive Plan - Non Statutory Stock Option	10-Q	0-23985	10.1	8/22/2012
10.9+	Amended and Restated 2007 Equity Incentive Plan - Incentive Stock Option	10-Q	0-23985	10.2	8/22/2012
10.10+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (with deferral option)	10-Q	0-23985	10.3	5/23/2012
10.11+	Amended and Restated 2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant - Board Service)	8-K	0-23985	10.1	7/23/2013
10.12+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Deferred Restricted Stock Unit Grant Notice and Deferred Restricted Stock Unit Agreement (2015)	10-K	0-23985	10.25	3/12/2015
10.13+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Deferred Restricted Stock Unit Grant Notice and Deferred Restricted Stock Unit Agreement (2016)	10-K	0-23985	10.26	3/12/2015
10.14+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (2016)	10-K	0-23985	10.27	3/12/2015
10.15+	Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement & Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement (2015)	10-Q	0-23985	10.2	5/20/2015
10.16+	Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement & Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement (2018)	10-Q	0-23985	10.2	5/22/2018
10.17+	Amended and Restated 2007 Equity Incentive Plan - Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2019)	10-K	0-23985	10.19	2/21/2019
10.18+	Amended and Restated 2007 Equity Incentive Plan - Global Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement (2019)	8-K	0-23985	10.1	3/11/2019
10.19+	Amended and Restated 2007 Equity Incentive Plan – Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2020)	10-Q	0-23985	10.2	5/21/2020
10.20+	Amended and Restated 2012 Employee Stock Purchase Plan	8-K	0-23985	10.2	6/15/2020
10.21+	Fiscal Year 2020 Variable Compensation Plan	8-K	0-23985	10.1	3/11/2019
10.22+	Fiscal Year 2021 Variable Compensation Plan	8-K	0-23985	10.1	3/10/2020
10.23+	Offer Letter between NVIDIA Corporation and Colette Kress, dated September 13, 2013	8-K	0-23985	10.1	9/16/2013
10.24+	Offer Letter between NVIDIA Corporation and Tim Teter, dated December 16, 2016	8-K	0-23985	10.1	1/19/2017
10.25+	Offer Letter between NVIDIA Corporation and Donald Robertson, dated May 21, 2019	8-K	0-23985	10.1	6/17/2019

10.26	Credit Agreement, dated as of October 7, 2016 by and among NVIDIA Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto	8-K	0-23985	1.1	10/13/2016
10.27	Form of Commercial Paper Dealer Agreement between NVIDIA Corporation, as Issuer, and the Dealer party thereto	8-K	0-23985	10.1	12/15/2017
21.1*	List of Registrant's Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	XBRL Taxonomy Extension Presentation Linkbase Document
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
^ Certain exhibits and schedules have been omitted in accordance with Regulation S-K Item 601(a)(5).
Copies of above exhibits not contained herein are available to any shareholder upon written request to:
Investor Relations: NVIDIA Corporation, 2788 San Tomas Expressway, Santa Clara, CA 95051
ITEM 16. FORM 10-K SUMMARY
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2021.

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

Signature	Title	Date
/s/ JEN-HSUN HUANG	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021
Jen-Hsun Huang
/s/ COLETTE M. KRESS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2021
Colette M. Kress
/s/ DONALD ROBERTSON	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2021
Donald Robertson
/s/ ROBERT BURGESS	Director	February 26, 2021
Robert Burgess
/s/ TENCH COXE	Director	February 26, 2021
Tench Coxe
/s/ JOHN O. DABIRI	Director	February 26, 2021
John O. Dabiri
/s/ PERSIS DRELL	Director	February 26, 2021
Persis Drell
/s/ DAWN HUDSON	Director	February 26, 2021
Dawn Hudson
/s/ HARVEY C. JONES	Director	February 26, 2021
Harvey C. Jones
/s/ MICHAEL MCCAFFERY	Director	February 26, 2021
Michael McCaffery
/s/ STEPHEN C. NEAL	Director	February 26, 2021
Stephen C. Neal
/s/ MARK L. PERRY	Director	February 26, 2021
Mark L. Perry
/s/ A. BROOKE SEAWELL	Director	February 26, 2021
A. Brooke Seawell
/s/ AARTI SHAH	Director	February 26, 2021
Aarti Shah
/s/ MARK STEVENS	Director	February 26, 2021
Mark Stevens