Form 10-Q
period 2021-05-02
NVIDIA CORP
filed 2021-05-26
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.001 par value, outstanding as of May 21, 2021, was 623 million.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED May 2, 2021
WHERE YOU CAN FIND MORE INFORMATION
Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings and public conference calls and webcasts. We also use the following social media channels as a means of disclosing information about the company, our products, our planned financial and other announcements and attendance at upcoming investor and industry conferences, and other matters, and for complying with our disclosure obligations under Regulation FD:
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

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	May 2,	April 26,
	2021	2020

Revenue	$5,661	$3,080
Cost of revenue	2,032	1,076
Gross profit	3,629	2,004
Operating expenses
Research and development	1,153	735
Sales, general and administrative	520	293
Total operating expenses	1,673	1,028
Income from operations	1,956	976
Interest income	6	31
Interest expense	(53)	(25)
Other, net	135	(1)
Other income (expense), net	88	5
Income before income tax	2,044	981
Income tax expense	132	64
Net income	$1,912	$917

Net income per share:
Basic	$3.08	$1.49
Diluted	$3.03	$1.47

Weighted average shares used in per share computation:
Basic	621	614
Diluted	632	622
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	May 2,	April 26,
	2021	2020

Net income	$1,912	$917
Other comprehensive loss, net of tax
Cash flow hedges:
Net unrealized loss	(14)	(10)
Reclassification adjustments for net realized gain (loss) included in net income	9	(1)
Net change in unrealized loss	(5)	(11)
Total comprehensive income	$1,907	$906
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	May 2,	January 31,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$978	$847
Marketable securities	11,689	10,714
Accounts receivable, net	3,024	2,429
Inventories	1,992	1,826
Prepaid expenses and other current assets	444	239
Total current assets	18,127	16,055
Property and equipment, net	2,268	2,149
Operating lease assets	727	707
Goodwill	4,193	4,193
Intangible assets, net	2,613	2,737
Deferred income tax assets	778	806
Other assets	2,090	2,144
Total assets	$30,796	$28,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,218	$1,201
Accrued and other current liabilities	1,787	1,725
Short-term debt	999	999
Total current liabilities	4,004	3,925
Long-term debt	5,964	5,964
Long-term operating lease liabilities	640	634
Other long-term liabilities	1,414	1,375
Total liabilities	12,022	11,898
Commitments and contingencies - see Note 13
Shareholders’ equity:
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	9,280	8,721
Treasury stock, at cost	(11,242)	(10,756)
Accumulated other comprehensive income	14	19
Retained earnings	20,721	18,908
Total shareholders' equity	18,774	16,893
Total liabilities and shareholders' equity	$30,796	$28,791
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MAY 2, 2021 AND APRIL 26, 2020
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
(In millions, except per share data)	Shares	Amount
Balances, January 31, 2021	620	$1	$8,721	$(10,756)	$19	$18,908	$16,893
Net income	—	—	—	—	—	1,912	1,912
Other comprehensive loss	—	—	—	—	(5)	—	(5)
Issuance of common stock from stock plans	4	—	126	—	—	—	126
Tax withholding related to vesting of restricted stock units	(1)	—	—	(486)	—	—	(486)
Cash dividends declared and paid ($0.16 per common share)	—	—	—	—	—	(99)	(99)
Stock-based compensation	—	—	433	—	—	—	433
Balances, May 2, 2021	623	$1	$9,280	$(11,242)	$14	$20,721	$18,774
Balances, January 26, 2020	612	$1	$7,045	$(9,814)	$1	$14,971	$12,204
Net income	—	—	—	—	—	917	917
Other comprehensive loss	—	—	—	—	(11)	—	(11)
Issuance of common stock from stock plans	4	—	88	—	—	—	88
Tax withholding related to vesting of restricted stock units	(1)	—	—	(222)	—	—	(222)
Cash dividends declared and paid ($0.16 per common share)	—	—	—	—	—	(98)	(98)
Stock-based compensation	—	—	221	—	—	—	221
Balances, April 26, 2020	615	$1	$7,354	$(10,036)	$(10)	$15,790	$13,099
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	May 2,	April 26,
	2021	2020
Cash flows from operating activities:
Net income	$1,912	$917
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	429	224
Depreciation and amortization	281	107
Deferred income taxes	24	16
(Gains) losses on investments in non-affiliates, net	(133)	3
Other	(3)	1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(595)	(249)
Inventories	(159)	(151)
Prepaid expenses and other assets	2	(8)
Accounts payable	70	71
Accrued and other current liabilities	(1)	(32)
Other long-term liabilities	47	10
Net cash provided by operating activities	1,874	909
Cash flows from investing activities:
Proceeds from maturities of marketable securities	3,140	—
Proceeds from sales of marketable securities	358	1
Purchases of marketable securities	(4,470)	(861)
Purchases related to property and equipment and intangible assets	(298)	(155)
Investments and other, net	(2)	(6)
Acquisitions, net of cash acquired	—	(34)
Net cash used in investing activities	(1,272)	(1,055)
Cash flows from financing activities:
Proceeds related to employee stock plans	126	88
Payments related to tax on restricted stock units	(477)	(222)
Dividends paid	(99)	(98)
Principal payments on property and equipment	(19)	—
Other	(2)	(3)
Issuance of debt, net of issuance costs	—	4,979
Net cash provided by (used in) financing activities	(471)	4,744
Change in cash and cash equivalents	131	4,598
Cash and cash equivalents at beginning of period	847	10,896
Cash and cash equivalents at end of period	$978	$15,494
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. The January 31, 2021 consolidated balance sheet was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, as filed with the SEC, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of results of operations and financial position, have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.
Significant Accounting Policies
There have been no material changes to our significant accounting policies disclosed in Note 1 - Organization and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.
Fiscal Year
We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal year 2022 is a 52-week year and fiscal year 2021 was a 53-week year. The first quarters of fiscal years 2022 and 2021 were both 13-week quarters.
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
Note 2 - Business Combination
Pending Acquisition of Arm Limited
On September 13, 2020, we entered into a Share Purchase Agreement, or the Purchase Agreement, with Arm Limited, or Arm, and SoftBank Group Capital Limited and SVF Holdco (UK) Limited, or together, SoftBank, for us to acquire, from SoftBank, all allotted and issued ordinary shares of Arm in a transaction valued at $40 billion. We paid $2 billion in cash at signing, or the Signing Consideration, and will pay upon closing of the acquisition $10 billion in cash and issue to SoftBank 44.3 million shares of our common stock, which had an aggregate value of $21.5 billion as of the date of the Purchase Agreement. The transaction includes a potential earn out, which is contingent on the achievement of certain financial performance targets by Arm during the fiscal year ending March 31, 2022. If the financial targets are achieved, SoftBank can elect to receive either up to an additional $5 billion in cash or up to an additional 10.3 million shares of our common stock. We will issue up to $1.5 billion in restricted stock units to Arm employees after closing. The $2 billion

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

paid upon signing was allocated between advanced consideration for the acquisition of $1.36 billion and the prepayment of intellectual property licenses from Arm of $0.17 billion and royalties of $0.47 billion, both with a 20-year term. The closing of the acquisition is subject to customary closing conditions, including receipt of specified governmental and regulatory consents and approvals and the expiration of any related mandatory waiting period, and Arm's implementation of the reorganization and distribution of Arm’s IoT Services Group and certain other assets and liabilities. We are engaged with regulators in the United States, the United Kingdom, the European Union, China and other jurisdictions. If the Purchase Agreement is terminated under certain circumstances, we will be refunded $1.25 billion of the Signing Consideration. The Signing Consideration was allocated on a fair value basis and any refund of the Signing Consideration will use stated values in the Purchase Agreement. We believe the closing of the acquisition will likely occur in the first quarter of calendar year 2022.
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
Supplemental Unaudited Pro Forma Information
The following unaudited pro forma financial information summarizes the combined results of operations for NVIDIA and Mellanox as if the companies were combined as of the beginning of fiscal year 2020:

Pro Forma
Three Months Ended
April 26, 2020

(In millions)
Revenue	$3,509
Net income	$918
The unaudited pro forma information includes adjustments related to amortization of acquired intangible assets, adjustments to stock-based compensation expense, fair value of acquired inventory, and transaction costs. The unaudited pro forma information presented above is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition occurred at the beginning of fiscal year 2020 or of the results of our future operations of the combined businesses.
Note 3 - Leases
Our lease obligations primarily consist of operating leases for our headquarters complex, domestic and international office facilities, and data center space, with lease periods expiring between fiscal years 2022 and 2035.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Future minimum lease payments under our non-cancelable operating leases as of May 2, 2021, are as follows:

Operating Lease Obligations
(In millions)
Fiscal Year:
2022 (excluding first quarter of fiscal year 2022)	$106
2023	144
2024	123
2025	102
2026	94
2027 and thereafter	306
Total	875
Less imputed interest	100
Present value of net future minimum lease payments	775
Less short-term operating lease liabilities	135
Long-term operating lease liabilities	$640
Operating lease expenses were $39 million and $31 million for the first quarter of fiscal years 2022 and 2021, respectively. Short-term and variable lease expenses for the first quarter of fiscal years 2022 and 2021 were not significant.
Other information related to leases was as follows:

	Three Months Ended
	May 2, 2021	April 26, 2020

	(In millions)
Supplemental cash flows information
Operating cash flows used for operating leases	$39	$31
Operating lease assets obtained in exchange for lease obligations	$54	$3
As of May 2, 2021, our operating leases had a weighted average remaining lease term of 7.5 years and a weighted average discount rate of 2.77%. As of January 31, 2021, our operating leases had a weighted average remaining lease term of 7.6 years and a weighted average discount rate of 2.87%.

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
Our Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts allocated to inventory, as follows:

	Three Months Ended
	May 2, 2021	April 26, 2020

	(In millions)
Cost of revenue	$25	$21
Research and development	276	134
Sales, general and administrative	128	69
Total	$429	$224
Equity Award Activity
The following is a summary of equity award transactions under our equity incentive plans:

	RSUs, PSUs, and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

	(In millions, except per share data)
Balances, January 31, 2021	15	$264.69
Granted	1	$535.82
Vested restricted stock	(4)	$252.22
Balances, May 2, 2021	12	$279.79
As of May 2, 2021, there was $3.32 billion of aggregate unearned stock-based compensation expense, net of forfeitures. This amount is expected to be recognized over a weighted average period of 2.4 years for RSUs, PSUs, and market-based PSUs, and 1.1 years for ESPP.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 – Net Income Per Share
The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended
	May 2,	April 26,
	2021	2020

	(In millions, except per share data)
Numerator:
Net income	$1,912	$917
Denominator:
Basic weighted average shares	621	614
Dilutive impact of outstanding equity awards	11	8
Diluted weighted average shares	632	622
Net income per share:
Basic (1)	$3.08	$1.49
Diluted (2)	$3.03	$1.47
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	1	1
(1)    Calculated as net income divided by basic weighted average shares.
(2)    Calculated as net income divided by diluted weighted average shares.
Note 6 – Income Taxes
We recognized an income tax expense of $132 million and $64 million for the first quarter of fiscal years 2022 and 2021, respectively. The income tax expense as a percentage of income before income tax was 6.5% and 6.6% for the first quarter of fiscal years 2022 and 2021, respectively.
The slight decrease in our effective tax rate for the first quarter of fiscal year 2022 as compared to the first quarter of fiscal year 2021 was primarily due to a change in the jurisdiction of earnings, partially offset by a decrease in the impact of tax benefits from the U.S. federal research tax credit.
Our effective tax rates for the first quarter of fiscal years 2022 and 2021 were lower than the U.S. federal statutory rate of 21% due to income earned in jurisdictions that are subject to taxes lower than the U.S. federal statutory tax rate, the benefit of the U.S. federal research tax credit, and tax benefits related to stock-based compensation.
As of May 2, 2021, we intend to indefinitely reinvest approximately $1.3 billion of cumulative undistributed earnings held by Mellanox non-U.S. subsidiaries. We have not provided the amount of unrecognized deferred tax liabilities for temporary differences related to investments in Mellanox non-U.S. subsidiaries as the determination of such amount is not practicable.
For the first quarter of fiscal year 2022, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions. We are currently under examination by the Internal Revenue Service for our fiscal years 2018 and 2019. Additionally, there have been no material changes to our unrecognized tax benefits and any related interest or penalties since the fiscal year ended January 31, 2021.
While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon review, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of May 2, 2021, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next 12 months.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7 - Cash Equivalents and Marketable Securities
Our cash equivalents and marketable securities related to debt securities are classified as “available-for-sale” debt securities.
The following is a summary of cash equivalents and marketable securities as of May 2, 2021 and January 31, 2021:

	May 2, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	$5,240	$2	$—	$5,242	$323	$4,919
Debt securities issued by United States government agencies	3,045	1	—	3,046	—	3,046
Debt securities issued by the United States Treasury	2,820	1	—	2,821	—	2,821
Certificates of deposit	884	—	—	884	48	836
Money market funds	319	—	—	319	319	—
Foreign government bonds	67	—	—	67	—	67
Total	$12,375	$4	$—	$12,379	$690	$11,689

	January 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	$4,442	$2	$—	$4,444	$234	$4,210
Debt securities issued by United States government agencies	2,975	1	—	2,976	28	2,948
Debt securities issued by the United States Treasury	2,846	—	—	2,846	25	2,821
Certificates of deposit	705	—	—	705	37	668
Money market funds	313	—	—	313	313	—
Foreign government bonds	67	—	—	67	—	67
Total	$11,348	$3	$—	$11,351	$637	$10,714
Net realized gains and unrealized gains and losses were not significant for all periods presented.
The amortized cost and estimated fair value of cash equivalents and marketable securities as of May 2, 2021 and January 31, 2021 are shown below by contractual maturity.

	May 2, 2021		January 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(In millions)
Less than one year	$11,499	$11,502	$10,782	$10,783
Due in 1 - 5 years	876	877	566	568
Total	$12,375	$12,379	$11,348	$11,351

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

		Fair Value at
	Pricing Category	May 2, 2021	January 31, 2021

		(In millions)
Assets
Cash equivalents and marketable securities:
Money market funds	Level 1	$319	$313
Corporate debt securities	Level 2	$5,242	$4,444
Debt securities issued by United States government agencies	Level 2	$3,046	$2,976
Debt securities issued by the United States Treasury	Level 2	$2,821	$2,846
Certificates of deposit	Level 2	$884	$705
Foreign government bonds	Level 2	$67	$67
Prepaid expenses and other current assets:
Publicly-held equity security (1)	Level 1	$133	$—
Other assets:
Investment in non-affiliated entities (2)	Level 3	$146	$144

Liabilities
2.20% Notes Due 2021 (3)	Level 2	$1,006	$1,011
3.20% Notes Due 2026 (3)	Level 2	$1,101	$1,124
2.85% Notes Due 2030 (3)	Level 2	$1,592	$1,654
3.50% Notes Due 2040 (3)	Level 2	$1,095	$1,152
3.50% Notes Due 2050 (3)	Level 2	$2,158	$2,308
3.70% Notes Due 2060 (3)	Level 2	$552	$602
(1)    The balance as of May 2, 2021 includes an investment that was reclassified from privately-held equity securities following the commencement of public market trading of the issuer in the first quarter of fiscal year 2022. As of May 2, 2021, the investment is subject to short-term selling restrictions. Due to the public market trading of the issuer, an unrealized gain on the investment of $124 million was recorded in other income (expense), net in the first quarter of fiscal year 2022. The net cumulative unrealized gain on the investment was $130 million as of May 2, 2021.
(2)    Investment in private non-affiliated entities is recorded at fair value on a non-recurring basis only if an impairment or observable price adjustment occurs in the period with changes in fair value recorded through net income. The amount recorded as of May 2, 2021 has not been significant.
(3)    These liabilities are carried on our Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount and issuance costs, and are not marked to fair value each period. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - Amortizable Intangible Assets and Goodwill
The components of our amortizable intangible assets are as follows:

	May 2, 2021			January 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In millions)
Acquisition-related intangible assets (1)	$3,280	$(904)	$2,376	$3,280	$(774)	$2,506
Patents and licensed technology	719	(482)	237	706	(475)	231
Total intangible assets	$3,999	$(1,386)	$2,613	$3,986	$(1,249)	$2,737
(1)    As of May 2, 2021, acquisition-related intangible assets include the fair value of a Mellanox in-process research and development, or IPR&D, project of $630 million, which has not yet commenced amortization. Once the project reaches technological feasibility, we will begin to amortize the intangible asset over its estimated useful life.
Amortization expense associated with intangible assets was $137 million and $7 million for the first quarter of fiscal years 2022 and 2021, respectively. Future amortization expense related to the net carrying amount of intangible assets, excluding IPR&D, as of May 2, 2021 is estimated to be $412 million for the remainder of fiscal year 2022, $546 million in fiscal year 2023, $424 million in fiscal year 2024, $370 million in fiscal year 2025, $99 million in fiscal year 2026, and $132 million in fiscal year 2027 and thereafter.
There were no changes to the carrying amount of goodwill during the first quarter of fiscal year 2022.
Note 10 - Balance Sheet Components
Certain balance sheet components are as follows:

	May 2,	January 31,
	2021	2021

Inventories:	(In millions)
Raw materials	$734	$632
Work in-process	504	457
Finished goods	754	737
Total inventories	$1,992	$1,826

	May 2,	January 31,
	2021	2021

Prepaid expenses and other current assets:	(In millions)
Prepaid expenses	$179	$142
Publicly-held equity security (1)	133	—
Other	132	97
Total prepaid expenses and other current assets	$444	$239
(1)    The balance as of May 2, 2021 includes an investment that was reclassified from privately-held equity securities following the commencement of public market trading of the issuer in the first quarter of fiscal year 2022. As of May 2, 2021, the investment is subject to short-term selling restrictions. Due to the public market trading of the issuer, an unrealized gain on the investment of $124 million was recorded in other income (expense), net in the first quarter of fiscal year 2022. The net cumulative unrealized gain on the investment was $130 million as of May 2, 2021.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	May 2,	January 31,
	2021	2021

Other assets:	(In millions)
Advanced consideration for acquisition	$1,357	$1,357
Prepaid royalties	428	440
Investment in non-affiliated entities	146	144
Deposits	123	136
Other	36	67
Total other assets	$2,090	$2,144

	May 2,	January 31,
	2021	2021

Accrued and Other Current Liabilities:	(In millions)
Customer program accruals	$700	$630
Deferred revenue (1)	333	288
Accrued payroll and related expenses	265	297
Operating leases	135	121
Licenses and royalties	96	128
Taxes payable	96	61
Product warranty and return provisions	45	39
Professional service fees	33	26
Coupon interest on debt obligations	19	74
Other	65	61
Total accrued and other current liabilities	$1,787	$1,725
(1)    Deferred revenue primarily includes customer advances and deferrals related to license and development arrangements and post-contract customer support, or PCS.

	May 2,	January 31,
	2021	2021

Other Long-Term Liabilities:	(In millions)
Income tax payable (1)	$864	$836
Deferred income tax	234	241
Deferred revenue (2)	173	163
Licenses payable	59	56
Employee benefits	34	33
Other	50	46
Total other long-term liabilities	$1,414	$1,375
(1)    As of May 2, 2021, income tax payable represents the long-term portion of the one-time transition tax payable of $284 million, unrecognized tax benefits of $374 million, related interest and penalties of $48 million, and other foreign long-term tax payable of $158 million.
(2)    Deferred revenue primarily includes deferrals related to PCS.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Deferred Revenue
The following table shows the changes in deferred revenue during the first quarter of fiscal years 2022 and 2021:

	May 2,	April 26,
	2021	2020

	(In millions)
Balance at beginning of period	$451	$201
Deferred revenue added during the period	178	110
Revenue recognized during the period	(123)	(70)
Balance at end of period	$506	$241
Revenue related to remaining performance obligations represents the remaining contracted license, development arrangements and PCS that has not been recognized. This includes related deferred revenue currently recorded and amounts that will be invoiced in future periods. As of May 2, 2021, the amount of our remaining performance obligations that has not been recognized as revenue was $680 million, of which we expect to recognize approximately 48% as revenue over the next 12 months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less.
Note 11 - Derivative Financial Instruments
We enter into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. These contracts are designated as cash flow hedges for hedge accounting treatment. Gains or losses on the contracts are recorded in accumulated other comprehensive income or loss and reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur. The fair value of the contracts was not significant as of May 2, 2021 and January 31, 2021.
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

The table below presents the notional value of our foreign currency forward contracts outstanding as of May 2, 2021 and January 31, 2021:

	May 2, 2021	January 31, 2021

	(In millions)
Designated as cash flow hedges	$888	$840
Not designated for hedge accounting	$402	$441
As of May 2, 2021, all designated foreign currency forward contracts mature within 18 months. The expected realized gains and losses deferred into accumulated other comprehensive income or loss related to foreign currency forward contracts within the next 12 months was not significant.
During the first quarter of fiscal years 2022 and 2021, the impact of derivative financial instruments designated for hedge accounting treatment on other comprehensive income or loss was not significant and all such instruments were determined to be highly effective. Therefore, there were no gains or losses associated with ineffectiveness.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12 - Debt
Long-Term Debt
In March 2020, we issued $1.50 billion of the 2.85% Notes Due 2030, $1.00 billion of the 3.50% Notes Due 2040, $2.00 billion of the 3.50% Notes Due 2050, and $500 million of the 3.70% Notes Due 2060, or collectively, the March 2020 Notes. Interest on the March 2020 Notes is payable on April 1 and October 1 of each year.
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
The carrying value of the Notes and the associated interest rates were as follows:

	Expected Remaining Term (years)	Effective Interest Rate	May 2, 2021	January 31, 2021

			(In millions)
2.20% Notes Due 2021	0.4	2.38%	$1,000	$1,000
3.20% Notes Due 2026	5.4	3.31%	1,000	1,000
2.85% Notes Due 2030	8.9	2.93%	1,500	1,500
3.50% Notes Due 2040	18.9	3.54%	1,000	1,000
3.50% Notes Due 2050	28.9	3.54%	2,000	2,000
3.70% Notes Due 2060	38.9	3.73%	500	500
Unamortized debt discount and issuance costs			(37)	(37)
Net carrying amount			6,963	6,963
Less short-term portion			(999)	(999)
Total long-term portion			$5,964	$5,964
As of May 2, 2021, we were in compliance with the required covenants under the Notes.
Credit Facilities
We have a Credit Agreement under which we may borrow up to $575 million for general corporate purposes and can obtain revolving loan commitments up to $425 million. As of May 2, 2021, we had not borrowed any amounts and were in compliance with the required covenants under this agreement. The Credit Agreement expires October 2021.
We have a $575 million commercial paper program to support general corporate purposes. As of May 2, 2021, we had not issued any commercial paper.
Note 13 - Commitments and Contingencies
Purchase Obligations
As of May 2, 2021, we had outstanding inventory purchase obligations totaling $3.46 billion which are expected to occur over the next 12 months, and other purchase obligations totaling $396 million, which are primarily expected to occur over the next 18 months.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Accrual for Product Warranty Liabilities
The estimated amount of product warranty liabilities was $30 million and $22 million as of May 2, 2021 and January 31, 2021, respectively, and the activities related to the warranty liabilities were not significant.
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
Litigation
Securities Class Action and Derivative Lawsuits
The plaintiffs in the putative securities class action lawsuit, captioned 4:18-cv-07669-HSG, initially filed on December 21, 2018 in the United States District Court for the Northern District of California, and titled In Re NVIDIA Corporation Securities Litigation, filed an amended complaint on May 13, 2020. The amended complaint asserted that NVIDIA and certain NVIDIA executives violated Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and SEC Rule 10b-5, by making materially false or misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand between May 10, 2017 and November 14, 2018. Plaintiffs also alleged that the NVIDIA executives who they named as defendants violated Section 20(a) of the Exchange Act. Plaintiffs sought class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees and expert fees, and further relief as the Court may deem just and proper. On March 2, 2021, the district court granted NVIDIA’s motion to dismiss the complaint without leave to amend, entered judgment in favor of NVIDIA and closed the case. On March 30, 2021, plaintiffs filed a notice of appeal from judgment in the United States Court of Appeals for the Ninth Circuit, case number 21-15604.
The putative derivative lawsuit pending in the United States District Court for the Northern District of California, captioned 4:19-cv-00341-HSG, initially filed January 18, 2019 and titled In re NVIDIA Corporation Consolidated Derivative Litigation, remains stayed pending resolution of the plaintiffs’ appeal in the In Re NVIDIA Corporation Securities Litigation action. The lawsuit asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act based on the dissemination of allegedly false and misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand. The plaintiffs are seeking unspecified damages and other relief, including reforms and improvements to NVIDIA’s corporate governance and internal procedures.
The putative derivative actions initially filed September 24, 2019 and pending in the United States District Court for the District of Delaware, Lipchitz v. Huang, et al. (Case No. 1:19-cv-01795-UNA) and Nelson v. Huang, et. al. (Case No. 1:19-cv-01798- UNA), remain stayed pending resolution of the plaintiffs’ appeal in the In Re NVIDIA Corporation Securities Litigation action. The lawsuits assert claims for breach of fiduciary duty, unjust enrichment, insider trading, misappropriation of information, corporate waste and violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act based on the dissemination of allegedly false, and misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand. The plaintiffs seek unspecified damages and other relief, including disgorgement of profits from the sale of NVIDIA stock and unspecified corporate governance measures.
It is possible that additional suits will be filed, or allegations received from shareholders, with respect to these same or other matters, naming NVIDIA and/or its officers and directors as defendants.
Accounting for Loss Contingencies
As of May 2, 2021, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, except as specifically described above, any possible loss or range of loss in these matters cannot be reasonably estimated at this time. We are engaged in legal actions not described above arising in the ordinary course of business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 14 - Shareholders’ Equity
Capital Return Program
Beginning August 2004, our Board of Directors authorized us to repurchase our stock.
Through May 2, 2021, we have repurchased an aggregate of 260 million shares under our share repurchase program for a total cost of $7.08 billion. All shares delivered from these repurchases have been placed into treasury stock. As of May 2, 2021, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $7.24 billion through December 2022.
During the first quarter of fiscal year 2022, we paid $99 million in cash dividends to our shareholders.
Note 15 - Segment Information
Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making decisions and assessing financial performance. Our two operating segments are "Graphics" and "Compute & Networking." Our operating segments are equivalent to our reportable segments.
Our Graphics segment includes GeForce GPUs for gaming and PCs, the GeForce NOW game streaming service and related infrastructure, and solutions for gaming platforms; Quadro/NVIDIA RTX GPUs for enterprise design; GRID software for cloud-based visual and virtual computing; and automotive platforms for infotainment systems.
Our Compute & Networking segment includes Data Center platforms and systems for artificial intelligence, or AI, high performance computing, or HPC, and accelerated computing; Mellanox networking and interconnect solutions; automotive AI Cockpit, autonomous driving development agreements, and autonomous vehicle solutions; cryptocurrency mining processors, or CMP; and Jetson for robotics and other embedded platforms.
Operating results by segment include costs or expenses that are directly attributable to each segment, and costs or expenses that are leveraged across our unified architecture and therefore allocated between our two segments.
The “All Other” category includes the expenses that our CODM does not assign to either Graphics or Compute & Networking for purposes of making operating decisions or assessing financial performance. The expenses include stock-based compensation expense, corporate infrastructure and support costs, acquisition-related costs, IP-related costs, and other non-recurring charges and benefits that our CODM deems to be enterprise in nature.
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

	Graphics	Compute & Networking	All Other	Consolidated

	(In millions)
Three Months Ended May 2, 2021
Revenue	$3,451	$2,210	$—	$5,661
Operating income (loss)	$1,786	$861	$(691)	$1,956

Three Months Ended April 26, 2020
Revenue	$1,906	$1,174	$—	$3,080
Operating income (loss)	$836	$451	$(311)	$976

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended
	May 2, 2021	April 26, 2020

	(In millions)
Reconciling items included in "All Other" category:
Stock-based compensation expense	$(429)	$(224)
Acquisition-related and other costs	(167)	(5)
Unallocated cost of revenue and operating expenses	(90)	(82)
IP-related costs	(5)	—
Total	$(691)	$(311)
Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on the invoicing address by geographic regions:

	Three Months Ended
	May 2,	April 26,
	2021	2020

	(In millions)
Revenue:
Taiwan	$1,784	$813
China (including Hong Kong)	1,391	758
Other Asia Pacific	1,001	607
United States	768	497
Europe	381	254
Other countries	336	151
Total revenue	$5,661	$3,080
The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Three Months Ended
	May 2,	April 26,
	2021	2020

	(In millions)
Revenue:
Gaming	$2,760	$1,339
Data Center	2,048	1,141
Professional Visualization	372	307
Automotive	154	155
OEM and Other	327	138
Total revenue	$5,661	$3,080
No customer represented 10% or more of total revenue for the first quarter of fiscal years 2022 or 2021.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

One customer represented 13% and 16% of our accounts receivable balance as of May 2, 2021 and January 31, 2021, respectively.
Note 16 – Subsequent Event
On May 21, 2021, our Board of Directors declared a four-for-one split of our common stock in the form of a stock dividend, conditioned on obtaining stockholder approval at our 2021 Annual Meeting of Stockholders to be held on June 3, 2021, of an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 2 billion to 4 billion. The following table reflects basic and diluted weighted average shares and net income per share on an unaudited pro forma basis giving effect to the four-for-one stock split as if it had been effective for all periods presented:

	Pro Forma (Unaudited)
	Three Months Ended		Twelve Months Ended
	May 2,	April 26,	January 31,	January 26,	January 27,
	2021	2020	2021	2020	2019

	(In millions, except per share data)
Numerator:
Net income	$1,912	$917	$4,332	$2,796	$4,141
Denominator:
Basic weighted average shares	2,484	2,456	2,468	2,436	2,432
Dilutive impact of outstanding equity awards	44	32	44	36	68
Diluted weighted average shares	2,528	2,488	2,512	2,472	2,500
Net income per share:
Basic (1)	$0.77	$0.37	$1.76	$1.15	$1.70
Diluted (2)	$0.76	$0.37	$1.72	$1.13	$1.66
(1)    Calculated as net income divided by basic weighted average shares.
(2)    Calculated as net income divided by diluted weighted average shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. Other statements in this Quarterly Report on Form 10-Q regarding the potential future impact of the COVID-19 pandemic on the Company’s business and results of operations are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 in greater detail under the heading “Risk Factors” of such reports. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
All references to “NVIDIA,” “we,” “us,” “our” or the “Company” mean NVIDIA Corporation and its subsidiaries.
NVIDIA, the NVIDIA logo, GeForce, GeForce NOW, GeForce RTX, Maxine, Mellanox, NVIDIA DRIVE, NVIDIA DRIVE Hyperion, NVIDIA DRIVE Orin, NVIDIA Grace, NVIDIA GRID, NVIDIA Jetson, NVIDIA Omniverse, NVIDIA RTX, Quadro and Quadro RTX are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and/or other countries. Other company and product names may be trademarks of the respective companies with which they are associated. Features, pricing, availability, and specifications are subject to change without notice.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the risk factors set forth in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and our Condensed Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q, before deciding to purchase or sell shares of our common stock.
Overview
Our Company and Our Businesses
NVIDIA pioneered accelerated computing to help solve the most challenging computational problems. Since our original focus on PC graphics, we have expanded to several other large and important computationally intensive fields. Fueled by the sustained demand for exceptional 3D graphics and the scale of the gaming market, NVIDIA has leveraged its GPU architecture to create platforms for scientific computing, AI, data science, autonomous vehicles, or AV, robotics, and augmented and virtual reality, or AR and VR.
Our two operating segments are "Graphics" and "Compute & Networking," as described in Note 15 of the Notes to Condensed Consolidated Financial Statements.
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Recent Developments, Future Objectives and Challenges
Pending Acquisition of Arm Limited
On September 13, 2020, we entered into a Purchase Agreement with Arm and SoftBank for us to acquire, from SoftBank, all allotted and issued ordinary shares of Arm in a transaction valued at $40 billion. We paid the Signing Consideration and will pay upon closing of the acquisition $10 billion in cash and issue to SoftBank 44.3 million shares of our common stock, which had an aggregate value of $21.5 billion as of the date of the Purchase Agreement. The transaction includes a potential earn out, which is contingent on the achievement of certain financial performance targets by Arm during the fiscal year ending March 31, 2022. If the financial performance targets are achieved, Softbank can elect to receive either up to an additional $5 billion in cash or up to an additional 10.3 million shares of our common stock. We will issue up to $1.5 billion in restricted stock units to Arm employees after closing. The $2 billion paid upon signing was allocated between advanced consideration for the acquisition of $1.36 billion and the prepayment of intellectual property licenses from Arm of $0.17 billion and royalties of $0.47 billion, both with a 20-year term. The closing of the acquisition is subject to customary closing conditions, including receipt of specified governmental and regulatory consents and approvals and the expiration of any related mandatory waiting period, and Arm's implementation of the reorganization and distribution of Arm’s IoT Services Group and certain other assets and liabilities. We are engaged with regulators in the United States, the United Kingdom, the European Union, China and other jurisdictions. If the Purchase Agreement is terminated under certain circumstances, we will be refunded $1.25 billion of the Signing Consideration. The Signing Consideration was allocated on a fair value basis and any refund of the Signing Consideration will use stated values in the Purchase Agreement. We believe the closing of the acquisition will likely occur in the first quarter of calendar year 2022.
Demand
Demand for our products is based on many factors, including our product introductions and transitions, competitor announcements, and competing technologies, all of which can impact the timing and amount of our revenue. For example, our GPUs for gaming are capable of digital currency mining. Demand and use of GPUs for cryptocurrency has fluctuated in the past and is likely to continue to change quickly. Volatility in the cryptocurrency market, including changes in the prices of cryptocurrencies, can impact demand for our products and our ability to estimate demand for our products. Changes to cryptocurrency standards and processes including, but not limited to, the pending Ethereum 2.0 standard may also create increased aftermarket resales of our GPUs and may reduce demand for our new GPUs. During the first quarter of fiscal year 2022, we believe Gaming benefited from cryptocurrency mining demand, although it is hard to determine to what extent. Additionally, consumer behavior during the COVID-19 pandemic, such as increased demand for our Gaming, Data Center and notebook workstation products, has made it more difficult for us to estimate future demand, and these challenges may be more pronounced or volatile in the future on both a global and regional basis if and when the effects of the pandemic subside. In estimating demand and evaluating trends, we make multiple assumptions, any of which may prove to be incorrect.
Supply
Our products are manufactured based on estimates of customers’ future demand and our manufacturing lead times are very long. We sell many of our products through a channel model, and our channel customers sell to retailers, distributors, and/or end customers. As a result, the decisions made by our channel partners, retailers, and distributors in response to changing market conditions and the changing demand for our products could impact our financial results. To have shorter shipment lead times and quicker delivery schedules for our customers, we may build inventory for anticipated periods of growth which do not occur, may build inventory anticipating demand that does not materialize, or may build inventory to serve what we believe is pent-up demand. We expect to remain supply-constrained into the second half of the fiscal year, primarily in gaming. We may need to place non-cancellable inventory orders significantly in advance of our normal lead times, pay premiums or provide deposits to secure normal and incremental future supply.
COVID-19
The worldwide COVID-19 pandemic has caused governments and businesses to take unprecedented measures including restrictions on travel, temporary business closures, quarantines and shelter-in-place orders. It has significantly impacted global economic activity and caused volatility and disruption in global financial markets. Some regions are easing COVID-19 related restrictions; however, most of our employees continue to work remotely and we continue to temporarily prohibit most business travel.
The COVID-19 pandemic continues to evolve and affect our business and financial results. Our Gaming and Data Center market platforms have benefited from stronger demand as people continue to work, learn, and play from home. In Professional Visualization, notebook workstations continue to benefit from work-from-home trends and desktop workstations have started to recover as employees return onsite in certain markets. As our own offices begin to reopen, we expect to incur incremental expenses as we resume onsite services and related in-office costs.
As the COVID-19 pandemic continues, the timing and overall demand from customers and the availability of supply chain, logistical services and component supply may have a material net negative impact on our business and financial results. Refer to Part II, Item 1A of this Quarterly Report on Form 10-Q for additional information under the heading “Risk Factors.”

We believe our existing balances of cash, cash equivalents and marketable securities, along with commercial paper and other short-term liquidity arrangements, will be sufficient to satisfy our working capital needs, capital asset purchases, dividends, debt repayments and other liquidity requirements associated with our existing operations.
First Quarter of Fiscal Year 2022 Summary

	Three Months Ended
	May 2, 2021	January 31, 2021	April 26, 2020	Quarter-over-Quarter Change	Year-over-Year Change

	($ in millions, except per share data)
Revenue	$5,661	$5,003	$3,080	13%	84%
Gross margin	64.1%	63.1%	65.1%	100 bps	(100) bps
Operating expenses	$1,673	$1,650	$1,028	1%	63%
Income from operations	$1,956	$1,507	$976	30%	100%
Net income	$1,912	$1,457	$917	31%	109%
Net income per diluted share	$3.03	$2.31	$1.47	31%	106%
We specialize in markets where our computing platforms can provide tremendous acceleration for applications. These platforms incorporate processors, interconnects, software, algorithms, systems, and services to deliver unique value. Our platforms address four large markets where our expertise is critical: Gaming, Data Center, Professional Visualization, and Automotive.
Revenue for the first quarter of fiscal year 2022 was $5.66 billion, up 84% from a year earlier. Revenue was up 13% sequentially with growth in all market platforms.
Gaming revenue was up 106% from a year ago and up 11% sequentially, reflecting higher sales in GeForce GPUs, as well as in game-console SOCs. We continued to benefit from strong sales of our GeForce RTX 30 Series based on the NVIDIA Ampere architecture. We believe Gaming also benefited from cryptocurrency mining demand, although it is hard to determine to what extent.
Data Center revenue was up 79% from a year ago and up 8% sequentially. The year-on-year revenue growth was driven primarily by the Mellanox acquisition and the ramp of NVIDIA Ampere GPU architecture products into vertical industries and hyperscale customers. Sequentially, growth in Data Center came from both compute and networking products, primarily driven by hyperscale customers.
Professional Visualization revenue was up 21% from both a year earlier and sequentially. The year-on-year increase was driven by sales of notebook workstation GPUs. The sequential growth reflects sales of GPUs for both desktop and notebook workstations.
Automotive revenue was down 1% from a year earlier and up 6% sequentially.
OEM and Other revenue was up 137% from a year ago and up 114% sequentially, primarily reflecting the addition of CMP, which generated revenue of $155 million.
Gross margin was down 100 basis points from a year earlier due to amortization of intangible assets related to the Mellanox acquisition and a shift in the mix of Data Center products, partially offset by a lower contribution from Automotive products. Gross margin was up 100 basis points sequentially due to a more favorable mix within Data Center and the addition of CMP products.
Operating expenses were up 63% from a year earlier, which did not include Mellanox, and up 1% sequentially. In addition to Mellanox, the year-on-year increase was primarily driven by compensation-related costs, including employee growth and infrastructure costs. Sequential costs were relatively flat, with increased expenses from growth in employees offset by the additional week in the fourth quarter of fiscal year 2021.
Income from operations was $1.96 billion, up 100% from a year earlier and up 30% sequentially. Net income was $1.91 billion. Net income per diluted share was $3.03, up 106% from a year earlier and up 31% sequentially.

Cash, cash equivalents and marketable securities at the end of the first quarter were $12.67 billion, down from $16.35 billion a year earlier and up from $11.56 billion in the prior quarter. The year-on-year decrease primarily reflects payment for Mellanox acquisition, while the sequential increase primarily reflects growth in operating income.
We paid $99 million in quarterly cash dividends in the first quarter.
On May 21, 2021, our Board of Directors declared a four-for-one split of our common stock payable in the form of a stock dividend, with the additional shares expected to be distributed on July 19, 2021. The stock dividend is conditioned on obtaining stockholder approval at our 2021 Annual Meeting of Stockholders on June 3, 2021 to increase the number of authorized shares of common stock from 2 billion to 4 billion.
Market Platform Highlights
During the first quarter of fiscal year 2022, in our Gaming platform, we launched GeForce RTX 3060 laptop GPU systems; announced GeForce 3050 Ti and 3050 laptop GPUs; accelerated RTX momentum with now over 60 games; announced plans to integrate NVIDIA DLSS into the Unity game engine; announced that NVIDIA Reflex is incorporated in more games; and announced that GeForce NOW has over 10 million members.
In our Data Center platform, we launched new NVIDIA A30 and A10 GPUs for mainstream AI, data analytics and graphics; debuted a new class of NVIDIA-Certified Systems with leading server OEMs; announced the NVIDIA AI Enterprise software suite; hosted our largest-ever GPU Technology Conference, where we unveiled NVIDIA Grace, our first Arm-based data center CPU; introduced the NVIDIA Morpheus AI and NVIDIA TAO application frameworks; and announced the availability of NVIDIA Jarvis and NVIDIA Maxine.
In our Professional Visualization platform, we unveiled NVIDIA RTX GPUs for next-generation notebook and desktop workstations; and launched NVIDIA Omniverse Enterprise.
In our Automotive platform, we announced that the NVIDIA DRIVE platform powers MBUX Hyperscreen, the AI cockpit in Mercedes-Benz’s new EQS sedan, and that Volvo Cars will use NVIDIA DRIVE Orin to power the autonomous driving computer in its next-generation cars, beginning with the XC90 in 2022; announced that NVIDIA DRIVE will be powering intelligent new energy vehicles from R-Auto, IM Motors, Faraday Future and VinFast, and robotaxis including Cruise and Amazon Zoox; announced NVIDIA DRIVE Hyperion 8; and unveiled the NVIDIA DRIVE Atlan next-generation SOC.
Financial Information by Business Segment and Geographic Data
Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for disclosure regarding segment information.

Results of Operations
The following table sets forth, for the periods indicated, certain items in our Condensed Consolidated Statements of Income expressed as a percentage of revenue.

	Three Months Ended
	May 2, 2021	April 26, 2020
Revenue	100.0%	100.0%
Cost of revenue	35.9	34.9
Gross profit	64.1	65.1
Operating expenses
Research and development	20.4	23.9
Sales, general and administrative	9.2	9.5
Total operating expenses	29.6	33.4
Income from operations	34.5	31.7
Interest income	0.1	1.0
Interest expense	(0.9)	(0.8)
Other, net	2.4	—
Other income (expense), net	1.6	0.2
Income before income tax	36.1	31.9
Income tax expense	2.3	2.1
Net income	33.8%	29.8%
Revenue
Revenue by Reportable Segments

	Three Months Ended
	May 2, 2021	April 26, 2020	$ Change	% Change

	($ in millions)
Graphics	$3,451	$1,906	$1,545	81%
Compute & Networking	2,210	1,174	1,036	88%
Total	$5,661	$3,080	$2,581	84%
Graphics - Graphics segment revenue increased 81% in the first quarter of fiscal year 2022 compared to the first quarter of fiscal year 2021, reflecting growth in GeForce GPUs which benefited from continued strong sales of our GeForce RTX 30 Series based on the NVIDIA Ampere architecture. Additionally, revenue increased from higher sales of Quadro/NVIDIA RTX workstations and game console SOCs. We believe this segment also benefited from cryptocurrency mining demand, although it is hard to determine to what extent.
Compute & Networking - Compute & Networking segment revenue increased 88% for the first quarter of fiscal year 2022 compared to the first quarter of fiscal year 2021, reflecting the addition of Mellanox, which we acquired on April 27, 2020. Revenue also increased due to the ramp of NVIDIA Ampere GPU architecture products into vertical industries and hyperscale customers and the addition of CMP revenue.
Concentration of Revenue
Revenue from sales to customers outside of the United States accounted for 86% and 84% of total revenue for the first quarter of fiscal years 2022 and 2021, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.

No customer represented 10% or more of total revenue for the first quarter of fiscal years 2022 or 2021.
Gross Margin
Our overall gross margin decreased to 64.1% for the first quarter of fiscal year 2022 from 65.1% for the first quarter of fiscal year 2021, reflecting amortization of intangible assets related to the Mellanox acquisition and a shift in the mix of Data Center products, partially offset by a lower contribution from Automotive products.
Inventory provisions totaled $58 million and $36 million for the first quarter of fiscal years 2022 and 2021, respectively. Sales of inventory that was previously written-off or -down totaled $21 million and $39 million for the first quarter of fiscal years 2022 and 2021, respectively. As a result, the overall net effect on our gross margin was an unfavorable impact of 0.6% and a favorable impact of 0.1% in the first quarter of fiscal years 2022 and 2021, respectively.
A discussion of our gross margin results for each of our reportable segments is as follows:
Graphics - The gross margin of our Graphics segment increased during the first quarter of fiscal year 2022 compared to the first quarter of fiscal year 2021, primarily due to reduced contribution from lower margin products.
Compute & Networking - The gross margin of our Compute & Networking segment decreased during the first quarter of fiscal year 2022 compared to the first quarter of fiscal year 2021, primarily due to a shift in the mix of Data Center products, partially offset by a lower contribution from Automotive solutions.
Operating Expenses

	Three Months Ended
	May 2, 2021	April 26, 2020	$ Change	% Change

	($ in millions)
Research and development expenses	$1,153	$735	$418	57%
% of net revenue	20%	24%
Sales, general and administrative expenses	520	293	227	77%
% of net revenue	9%	10%
Total operating expenses	$1,673	$1,028	$645	63%
Research and Development
Research and development expenses increased by 57% during the first quarter of fiscal year 2022 compared to the first quarter of fiscal year 2021, driven primarily by the acquisition of Mellanox. The increase also reflects the impact of employee additions and higher employee compensation, including stock-based compensation and infrastructure costs.
Sales, General and Administrative
Sales, general and administrative expenses increased by 77% during the first quarter of fiscal year 2022 compared to the first quarter of fiscal year 2021, driven primarily by the Mellanox acquisition. The increase also reflects the impact of employee additions and higher employee compensation, including stock-based compensation, and costs related to the pending acquisition of Arm.
Other Income (Expense), Net
Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $6 million and $31 million during the first quarter of fiscal years 2022 and 2021, respectively. The decrease in interest income was primarily due to lower interest earned on our investments.
Interest expense is primarily comprised of coupon interest and debt discount amortization related to our September 2016 Notes and March 2020 Notes. Interest expense was $53 million and $25 million during the first quarter of fiscal years 2022 and 2021, respectively.
Other, net, consists primarily of realized or unrealized gains and losses from non-affiliated investments, mark to market adjustment of our publicly-traded equity security investment and the impact of changes in foreign currency rates. Other, net, was an income of $135 million during the first quarter of fiscal year 2022 and not significant during the first quarter of fiscal year 2021. The increase was primarily due to a $124 million unrealized gain from an equity investment in a company that commenced public trading. Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information.
Income Taxes
We recognized an income tax expense of $132 million and $64 million for the first quarter of fiscal years 2022 and 2021, respectively. The income tax expense as a percentage of income before income tax was 6.5% and 6.6% for the first quarter of fiscal years 2022 and 2021, respectively.
The slight decrease in our effective tax rate for the first quarter of fiscal year 2022 as compared to the first quarter of fiscal year 2021 was primarily due to a change in the jurisdiction of earnings, partially offset by a decrease in the impact of tax benefits from the U.S. federal research tax credit.
Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information.
Liquidity and Capital Resources

	May 2, 2021	January 31, 2021

	(In millions)
Cash and cash equivalents	$978	$847
Marketable securities	11,689	10,714
Cash, cash equivalents and marketable securities	$12,667	$11,561

	Three Months Ended
	May 2, 2021	April 26, 2020

	(In millions)
Net cash provided by operating activities	$1,874	$909
Net cash used in investing activities	$(1,272)	$(1,055)
Net cash provided by (used in) financing activities	$(471)	$4,744
As of May 2, 2021, we had $12.67 billion in cash, cash equivalents and marketable securities, an increase of $1.11 billion from the end of fiscal year 2021. Our investment policy requires the purchase of highly rated fixed income securities, the diversification of investment types and credit exposures, and certain maturity limits on our portfolio.
Cash provided by operating activities increased in the first quarter of fiscal year 2022 compared to the first quarter of fiscal year 2021, due to higher net income and non-cash adjustments, partially offset by changes in working capital. Changes in working capital include increases in outstanding trade receivables due to higher revenue and corresponding shipment linearity.
Cash used in investing activities increased in the first quarter of fiscal year 2022 compared to cash used in the first quarter of fiscal year 2021, which primarily reflects higher purchases of marketable securities, and higher purchases of property and equipment and intangible assets, offset by higher sales and maturities of marketable securities.
Cash used in financing activities increased in the first quarter of fiscal year 2022 compared to cash provided in the first quarter of fiscal year 2021, which primarily reflects the debt issued in the first quarter of fiscal year 2021 and higher payments related to tax on restricted stock units.
Liquidity
Our primary sources of liquidity are our cash and cash equivalents, our marketable securities, and the cash generated by our operations. As of May 2, 2021, we had $12.67 billion in cash, cash equivalents, and marketable securities. Our marketable securities consist of certificates of deposits and debt securities issued by the U.S. government and its agencies, highly rated corporations and financial institutions, and foreign government entities. These marketable securities are primarily denominated in U.S. dollars. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information. We believe that we have sufficient liquidity to meet our operating requirements for at least the next 12 months, including our proposed acquisition of Arm. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can adequately and efficiently finance our capital requirements beyond 12 months.
We have approximately $1.5 billion of cash, cash equivalents, and marketable securities held outside the U.S. for which we have not accrued any related foreign or state taxes if we repatriate these amounts to the U.S. Other than that, substantially all of our cash, cash equivalents and marketable securities held outside of the U.S. as of May 2, 2021 are available for use in the U.S. without incurring additional U.S. federal income taxes.
Capital Return to Shareholders
In the first quarter of fiscal year 2022, we paid $99 million in quarterly cash dividends. Our cash dividend program and the payment of future cash dividends under that program are subject to the continuing determination by our Board of Directors that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.
As of May 2, 2021, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $7.24 billion through December 2022. We did not repurchase any shares during the first quarter of fiscal year 2022.
Outstanding Indebtedness and Credit Facilities
We have outstanding $1.50 billion of Notes Due 2030, $1.00 billion of Notes Due 2040, $2.00 billion of Notes Due 2050, and $500 million of Notes due 2060, or collectively, the March 2020 Notes.
We have outstanding $1.00 billion of Notes due 2021 and $1.00 billion of Notes due 2026, or collectively, the September 2016 Notes.
We have a Credit Agreement under which we may borrow up to $575 million for general corporate purposes and can obtain revolving loan commitments up to $425 million. As of May 2, 2021, we had not borrowed any amounts under this agreement. The Credit Agreement expires October 2021.
We have a $575 million commercial paper program to support general corporate purposes. As of May 2, 2021, we had not issued any commercial paper.
Contractual Obligations
There were no material changes outside the ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 for a description of our contractual obligations. For a description of our operating lease obligations, long-term debt, and purchase obligations, refer to Note 3, Note 12, and Note 13 of the Notes to Condensed Consolidated Financial Statements, respectively.
Adoption of New and Recently Issued Accounting Pronouncements
Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of adoption of new and recently issued accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment and Interest Rate Risk
Financial market risks related to investment and interest rate risk are described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. As of May 2, 2021, there have been no material changes, including the impact of the COVID-19 pandemic, to the financial market risks described as of January 31, 2021.
Foreign Exchange Rate Risk
The impact of foreign currency transactions related to foreign exchange rate risk is described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. As of May 2, 2021, there have been no material changes, including the impact of the COVID-19 pandemic, to the foreign exchange rate risks described as of January 31, 2021.
Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of May 2, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Part I, Item 1, Note 13 of the Notes to Condensed Consolidated Financial Statements for a discussion of significant developments in our legal proceedings since January 31, 2021. Also refer to Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 for a prior discussion of our legal proceedings.
ITEM 1A. RISK FACTORS
Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.
Before you buy our common stock, you should know that making such an investment involves some risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. Additionally, any one of those risks could harm our business, financial condition and results of operations, which could cause our stock price to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
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
The COVID-19 pandemic continues to evolve and affect our business and financial results and it has increased the duration and impact of economic and demand uncertainty. In the first quarter of fiscal year 2022, our Gaming and Data Center market platforms benefited from stronger demand as people continue to work, learn, and play from home. In Professional Visualization, notebook workstations continue to benefit from work-from-home trends and desktop workstations have started to recover as employees return onsite in certain markets.

In some regions, markets, or industries, where COVID-19 has driven an increase in sales for our products, the demand may not be sustainable if conditions change. The reopening of offices may also generate demand for our products that may be temporary. Additionally, stronger demand globally has limited the availability of capacity and components in our supply chain, particularly in Gaming, which could cause us to order an excess amount if demand changes, pay higher prices, or limit our ability to obtain supply at necessary levels or at all. As the COVID-19 pandemic continues, the timing and overall demand from customers and the availability of supply chain, logistical services and component supply may have a material net negative impact on our business and financial results.
The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including Taiwan, China, Hong Kong, Israel and Korea. A significant portion of our finished goods product distribution occurs through Hong Kong, Israel and Taiwan. Additionally, our headquarters is in California. Each of these countries and locations has been affected by the pandemic and has taken measures to try to contain it, including restrictions on manufacturing facilities, commerce, travel, on our support operations or workforce, or on our customers, partners, vendors and suppliers. There is considerable uncertainty regarding the impact of such measures and potential future measures. Such measures, as well as restrictions on or disruptions of transportation, such as reduced availability or increased cost of air transport, port closures and increased border controls or closures, could limit our capacity to meet customer demand and have a material adverse effect on our financial condition and results of operations.
The spread of COVID-19 has caused us to modify our business practices (including employee travel, mandatory work-from-home policies and cancellation of physical participation in meetings, events and conferences), and we may take further actions as required by government authorities and regulations or that we determine are in the best interests of our employees, customers, partners and suppliers. Some regions are easing COVID-19 related restrictions; however, most of our employees continue to work remotely and we continue to temporarily prohibit most business travel. There is no certainty that such measures will be sufficient to mitigate the risks posed by the disease, and our ability to perform critical functions could be harmed. As our offices begin to reopen, we expect to incur incremental expenses as we resume onsite services and related in-office costs, which could adversely impact our results of operations.
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
•fluctuations in the demand for our products related to cryptocurrencies and COVID-19, as discussed further in the risk factor “If we fail to estimate customer demand properly, our financial results could be harmed” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021;

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
•increases in our future tax rates, as discussed further in the risk factor “We may have exposure to additional tax liabilities and our operating results may be adversely impacted by higher than expected tax rates” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021;
•changes in financial accounting standards or interpretations of existing standards; and
•general macroeconomic or industry events and factors affecting the overall market and our target markets, including global and domestic inflation rates.
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
Since the inception of our share repurchase program, we have repurchased an aggregate of 260 million shares for a total cost of $7.08 billion through May 2, 2021. All shares delivered from these repurchases have been placed into treasury stock.
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
In the first quarter of fiscal year 2022, we paid $99 million in quarterly cash dividends. As of May 2, 2021, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $7.24 billion through December 2022. We did not repurchase any shares during the first quarter of fiscal year 2022.

Restricted Stock Unit Share Withholding
We also withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our employee equity incentive program. During the first quarter of fiscal year 2022, we withheld approximately 1 million shares at a total cost of $486 million through net share settlements.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1+	Variable Compensation Plan - Fiscal Year 2022	8-K	000-23985	10.1	3/19/2021
10.2**+	Amended and Restated 2007 Equity Incentive Plan – Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2021)
31.1**	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2**	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#**	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#**	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
** Filed herewith.
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
Date: May 26, 2021

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)