Form 10-Q
period 2021-08-01
NVIDIA CORP
filed 2021-08-20
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.001 par value, outstanding as of August 13, 2021, was 2.50 billion.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED August 1, 2021
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

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 1,	July 26,	August 1,	July 26,
	2021	2020	2021	2020

Revenue	$6,507	$3,866	$12,168	$6,946
Cost of revenue	2,292	1,591	4,324	2,667
Gross profit	4,215	2,275	7,844	4,279
Operating expenses
Research and development	1,245	997	2,398	1,732
Sales, general and administrative	526	627	1,046	920
Total operating expenses	1,771	1,624	3,444	2,652
Income from operations	2,444	651	4,400	1,627
Interest income	6	13	13	44
Interest expense	(60)	(54)	(113)	(78)
Other, net	4	(1)	138	(2)
Other income (expense), net	(50)	(42)	38	(36)
Income before income tax	2,394	609	4,438	1,591
Income tax expense (benefit)	20	(13)	153	52
Net income	$2,374	$622	$4,285	$1,539

Net income per share:
Basic	$0.95	$0.25	$1.72	$0.63
Diluted	$0.94	$0.25	$1.69	$0.62

Weighted average shares used in per share computation:
Basic	2,493	2,464	2,489	2,460
Diluted	2,532	2,504	2,529	2,496
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 1,	July 26,	August 1,	July 26,
	2021	2020	2021	2020

Net income	$2,374	$622	$4,285	$1,539
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Net change in unrealized gain (loss)	—	3	(1)	3
Reclassification adjustments for net realized gain (loss) included in net income	—	(2)	—	(2)
Net change in unrealized gain (loss)	—	1	(1)	1
Cash flow hedges:
Net unrealized gain (loss)	(14)	16	(27)	6
Reclassification adjustments for net realized gain (loss) included in net income	8	(3)	17	(4)
Net change in unrealized gain (loss)	(6)	13	(10)	2
Other comprehensive income (loss), net of tax	(6)	14	(11)	3
Total comprehensive income	$2,368	$636	$4,274	$1,542
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	August 1,	January 31,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$5,628	$847
Marketable securities	14,026	10,714
Accounts receivable, net	3,586	2,429
Inventories	2,114	1,826
Prepaid expenses and other current assets	452	239
Total current assets	25,806	16,055
Property and equipment, net	2,364	2,149
Operating lease assets	801	707
Goodwill	4,193	4,193
Intangible assets, net	2,478	2,737
Deferred income tax assets	958	806
Other assets	2,050	2,144
Total assets	$38,650	$28,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,474	$1,201
Accrued and other current liabilities	1,974	1,725
Short-term debt	1,000	999
Total current liabilities	4,448	3,925
Long-term debt	10,943	5,964
Long-term operating lease liabilities	716	634
Other long-term liabilities	1,396	1,375
Total liabilities	17,503	11,898
Commitments and contingencies - see Note 13
Shareholders’ equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	9,745	8,719
Treasury stock, at cost	(11,604)	(10,756)
Accumulated other comprehensive income	8	19
Retained earnings	22,995	18,908
Total shareholders' equity	21,147	16,893
Total liabilities and shareholders' equity	$38,650	$28,791
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED AUGUST 1, 2021 AND JULY 26, 2020
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
(In millions, except per share data)	Shares	Amount
Balances, May 2, 2021	2,491	$3	$9,278	$(11,242)	$14	$20,721	$18,774
Net income	—	—	—	—	—	2,374	2,374
Other comprehensive loss	—	—	—	—	(6)	—	(6)
Issuance of common stock from stock plans	7	—	2	—	—	—	2
Tax withholding related to vesting of restricted stock units	(2)	—	—	(362)	—	—	(362)
Cash dividends declared and paid ($0.04 per common share)	—	—	—	—	—	(100)	(100)
Stock-based compensation	—	—	465	—	—	—	465
Balances, August 1, 2021	2,496	$3	$9,745	$(11,604)	$8	$22,995	$21,147
Balances, April 26, 2020	2,461	$3	$7,352	$(10,036)	$(10)	$15,790	$13,099
Net income	—	—	—	—	—	622	622
Other comprehensive income	—	—	—	—	14	—	14
Issuance of common stock from stock plans	8	—	6	—	—	—	6
Tax withholding related to vesting of restricted stock units	(2)	—	—	(196)	—	—	(196)
Cash dividends declared and paid ($0.04 per common share)	—	—	—	—	—	(99)	(99)
Fair value of partially vested equity awards assumed in connection with acquisitions	—	—	86	—	—	—	86
Stock-based compensation	—	—	382	—	—	—	382
Balances, July 26, 2020	2,467	$3	$7,826	$(10,232)	$4	$16,313	$13,914
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED AUGUST 1, 2021 AND JULY 26, 2020
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders' Equity
(In millions, except per share data)	Shares	Amount
Balances, January 31, 2021	2,479	$3	$8,719	$(10,756)	$19	$18,908	$16,893
Net income	—	—	—	—	—	4,285	4,285
Other comprehensive loss	—	—	—	—	(11)	—	(11)
Issuance of common stock from stock plans	22	—	128	—	—	—	128
Tax withholding related to vesting of restricted stock units	(5)	—	—	(848)	—	—	(848)
Cash dividends declared and paid ($0.08 per common share)	—	—	—	—	—	(198)	(198)
Stock-based compensation	—	—	898	—	—	—	898
Balances, August 1, 2021	2,496	$3	$9,745	$(11,604)	$8	$22,995	$21,147
Balances, January 26, 2020	2,450	$3	$7,043	$(9,814)	$1	$14,971	$12,204
Net income	—	—	—	—	—	1,539	1,539
Other comprehensive income	—	—	—	—	3	—	3
Issuance of common stock from stock plans	24	—	94	—	—	—	94
Tax withholding related to vesting of restricted stock units	(7)	—	—	(418)	—	—	(418)
Cash dividends declared and paid ($0.08 per common share)	—	—	—	—	—	(197)	(197)
Fair value of partially vested equity awards assumed in connection with acquisitions	—	—	86	—	—	—	86
Stock-based compensation	—	—	603	—	—	—	603
Balances, July 26, 2020	2,467	$3	$7,826	$(10,232)	$4	$16,313	$13,914
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	August 1,	July 26,
	2021	2020
Cash flows from operating activities:
Net income	$4,285	$1,539
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	894	598
Depreciation and amortization	567	511
Deferred income taxes	(161)	(64)
(Gains) losses on investments in non-affiliates, net	(133)	5
Other	16	(10)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,157)	(205)
Inventories	(282)	(97)
Prepaid expenses and other assets	18	34
Accounts payable	279	63
Accrued and other current liabilities	132	81
Other long-term liabilities	98	21
Net cash provided by operating activities	4,556	2,476
Cash flows from investing activities:
Proceeds from maturities of marketable securities	5,236	1,032
Proceeds from sales of marketable securities	705	259
Purchases of marketable securities	(9,268)	(8,286)
Purchases related to property and equipment and intangible assets	(481)	(372)
Investments and other, net	3	(7)
Acquisitions, net of cash acquired	—	(7,171)
Net cash used in investing activities	(3,805)	(14,545)
Cash flows from financing activities:
Issuance of debt, net of issuance costs	4,985	4,971
Proceeds related to employee stock plans	128	94
Payments related to tax on restricted stock units	(843)	(418)
Dividends paid	(198)	(197)
Principal payments on property and equipment	(40)	—
Other	(2)	(3)
Net cash provided by financing activities	4,030	4,447
Change in cash and cash equivalents	4,781	(7,622)
Cash and cash equivalents at beginning of period	847	10,896
Cash and cash equivalents at end of period	$5,628	$3,274
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
On May 21, 2021, our Board of Directors declared a four-for-one split of our common stock in the form of a stock dividend, or the Stock Split, which was conditioned upon obtaining stockholder approval to increase the number of our authorized shares of common stock from 2 billion to 4 billion. On June 3, 2021, at the 2021 Annual Meeting of Stockholders, our stockholders approved the amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 4 billion. As a result, each stockholder of record at the close of business on June 21, 2021 received a dividend of three additional shares of common stock for every share held on the record date, distributed after the close of trading on July 19, 2021. All share, equity award, and per share amounts and related shareholders' equity balances presented herein have been retroactively adjusted to reflect the Stock Split.
Significant Accounting Policies
There have been no material changes to our significant accounting policies disclosed in Note 1 - Organization and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.
Fiscal Year
We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal year 2022 is a 52-week year and fiscal year 2021 was a 53-week year. The second quarters of fiscal years 2022 and 2021 were both 13-week quarters.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2 - Business Combination
Pending Acquisition of Arm Limited
On September 13, 2020, we entered into a Share Purchase Agreement, or the Purchase Agreement, with Arm Limited, or Arm, and SoftBank Group Capital Limited and SVF Holdco (UK) Limited, or together, SoftBank, for us to acquire, from SoftBank, all allotted and issued ordinary shares of Arm in a transaction valued at $40 billion. We paid $2 billion in cash at signing, or the Signing Consideration, and will pay upon closing of the acquisition $10 billion in cash and issue to SoftBank 177.5 million shares of our common stock, which had an aggregate value of $21.5 billion as of the date of the Purchase Agreement. The transaction includes a potential earn out, which is contingent on the achievement of certain financial performance targets by Arm during the fiscal year ending March 31, 2022. If the financial targets are achieved, SoftBank can elect to receive either up to an additional $5 billion in cash or up to an additional 41.3 million shares of our common stock. We will issue up to $1.5 billion in restricted stock units to Arm employees after closing. The $2 billion paid upon signing was allocated between advanced consideration for the acquisition of $1.36 billion and the prepayment of intellectual property licenses from Arm of $0.17 billion and royalties of $0.47 billion, both with a 20-year term. The closing of the acquisition is subject to customary closing conditions, including receipt of specified governmental and regulatory consents and approvals and the expiration of any related mandatory waiting period, and Arm's implementation of the reorganization and distribution of Arm’s IoT Services Group and certain other assets and liabilities. We are working through the regulatory process in the United States, the United Kingdom, the European Union, China and other jurisdictions. Although some Arm licensees have expressed concerns or objected to the transaction, and discussions with regulators are taking longer than initially thought, we are confident in the deal rationale and that regulators should recognize the benefits of the acquisition to Arm, its licensees, and the industry. If the Purchase Agreement is terminated under certain circumstances, we will be refunded $1.25 billion of the Signing Consideration. The Signing Consideration was allocated on a fair value basis and any refund of the Signing Consideration will use stated values in the Purchase Agreement.
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
Supplemental Unaudited Pro Forma Information
The following unaudited pro forma financial information summarizes the combined results of operations for NVIDIA and Mellanox as if the companies were combined as of the beginning of fiscal year 2020:

	Pro Forma
	Three Months Ended	Six Months Ended
	July 26, 2020	July 26, 2020

	(In millions)
Revenue	$3,866	$7,375
Net income	$964	$1,883
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
The pro forma results reflect the inventory step-up expense of $161 million in the first half of fiscal year 2020 and was excluded from the pro forma results for the second quarter and first half of fiscal year 2021. There were no other material nonrecurring adjustments.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3 - Leases
Our lease obligations primarily consist of operating leases for our headquarters complex, domestic and international office facilities, and data center space, with lease periods expiring between fiscal years 2022 and 2035.
Future minimum lease payments under our non-cancelable operating leases as of August 1, 2021, are as follows:

Operating Lease Obligations
(In millions)
Fiscal Year:
2022 (excluding first half of fiscal year 2022)	$81
2023	156
2024	139
2025	119
2026	111
2027 and thereafter	355
Total	961
Less imputed interest	113
Present value of net future minimum lease payments	848
Less short-term operating lease liabilities	132
Long-term operating lease liabilities	$716
Operating lease expenses were $42 million and $35 million for the second quarter of fiscal years 2022 and 2021, respectively, and $81 million and $67 million for the first half of fiscal years 2022 and 2021, respectively. Short-term and variable lease expenses for the second quarter and first half of fiscal years 2022 and 2021 were not significant.
Other information related to leases was as follows:

	Six Months Ended
	August 1, 2021	July 26, 2020

	(In millions)
Supplemental cash flows information
Operating cash flows used for operating leases	$75	$66
Operating lease assets obtained in exchange for lease obligations	$164	$138
As of August 1, 2021, our operating leases had a weighted average remaining lease term of 7.6 years and a weighted average discount rate of 2.84%. As of January 31, 2021, our operating leases had a weighted average remaining lease term of 7.6 years and a weighted average discount rate of 2.87%.

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
Our Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts allocated to inventory, as follows:

	Three Months Ended		Six Months Ended
	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020

	(In millions)
Cost of revenue	$32	$14	$57	$35
Research and development	297	228	573	362
Sales, general and administrative	136	132	264	201
Total	$465	$374	$894	$598
Equity Award Activity
The following is a summary of equity award transactions under our equity incentive plans:

	RSUs, PSUs, and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

	(In millions, except per share data)
Balances, January 31, 2021	59	$66.17
Granted	15	$181.65
Vested restricted stock	(17)	$62.20
Canceled and forfeited	(1)	$70.78
Balances, August 1, 2021	56	$100.01
As of August 1, 2021, there was $5.35 billion of aggregate unearned stock-based compensation expense, net of forfeitures. This amount is expected to be recognized over a weighted average period of 2.7 years for RSUs, PSUs, and market-based PSUs, and 1 year for ESPP.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 – Net Income Per Share
The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Six Months Ended
	August 1,	July 26,	August 1,	July 26,
	2021	2020	2021	2020

	(In millions, except per share data)
Numerator:
Net income	$2,374	$622	$4,285	$1,539
Denominator:
Basic weighted average shares	2,493	2,464	2,489	2,460
Dilutive impact of outstanding equity awards	39	40	40	36
Diluted weighted average shares	2,532	2,504	2,529	2,496
Net income per share:
Basic (1)	$0.95	$0.25	$1.72	$0.63
Diluted (2)	$0.94	$0.25	$1.69	$0.62
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	13	—	15	24
(1)    Calculated as net income divided by basic weighted average shares.
(2)    Calculated as net income divided by diluted weighted average shares.
Note 6 – Income Taxes
We recognized an income tax expense of $20 million and $153 million for the second quarter and first half of fiscal year 2022, respectively, and an income tax benefit of $13 million and an income tax expense of $52 million for the second quarter and first half of fiscal year 2021, respectively. The income tax expense as a percentage of income before income tax was 0.9% and 3.4% for the second quarter and first half of fiscal year 2022, respectively, and 3.3% for the first half of fiscal year 2021. The income tax benefit as a percentage of income before income tax was 2.0% for the second quarter of fiscal year 2021.
On June 28, 2021, we simplified our corporate structure by repatriating the economic rights of certain non-U.S. intellectual property to the United States via domestication of a foreign subsidiary, or the Domestication. The Domestication more closely aligns our corporate structure to our operating structure in accordance with the Organization for Economic Cooperation and Development’s Base Erosion and Profit Shifting conclusions and changes to U.S. and European tax laws. The impact of the Domestication, which is regarded as a change in tax status, resulted in a discrete benefit primarily from re-valuing certain deferred tax assets, net of deferred tax liabilities, of $252 million in the second quarter of fiscal year 2022.
The increase in our effective tax rate for the second quarter and first half of fiscal year 2022 as compared to the same periods of fiscal year 2021 was primarily due to a decreased impact of tax benefits from stock-based compensation and the U.S. federal research tax credit, and an increase in the amount of earnings subject to U.S. tax, partially offset by the discrete benefit of the Domestication.
Our effective tax rate for the first half of fiscal year 2021 was lower than the U.S. federal statutory rate of 21% due to income earned in jurisdictions that is subject to taxes lower than the U.S. federal statutory tax rate, tax benefits related to stock-based compensation, and the benefit of the U.S. federal research tax credit.
Our effective tax rate for the first half of fiscal year 2022 was lower than the U.S. federal statutory rate of 21% due to the discrete benefit of the Domestication, tax benefits related to the foreign-derived intangible income deduction, income

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

earned in jurisdictions that is subject to taxes lower than the U.S. federal statutory tax rate, and tax benefits related to the U.S. federal research tax credit and stock-based compensation.
As of August 1, 2021, we intend to indefinitely reinvest approximately $1.6 billion and $231 million of cumulative undistributed earnings held by certain subsidiaries in Israel and the United Kingdom, respectively. We have not provided the amount of unrecognized deferred tax liabilities for temporary differences related to these investments as the determination of such amount is not practicable.
For the first half of fiscal year 2022, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions. We are currently under examination by the Internal Revenue Service for our fiscal years 2018 and 2019. Additionally, there have been no material changes to our unrecognized tax benefits and any related interest or penalties since the fiscal year ended January 31, 2021.
While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon review, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of August 1, 2021, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next 12 months.
Note 7 - Cash Equivalents and Marketable Securities
Our cash equivalents and marketable securities related to debt securities are classified as “available-for-sale” debt securities.
The following is a summary of cash equivalents and marketable securities as of August 1, 2021 and January 31, 2021:

	August 1, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	$8,610	$2	$(1)	$8,611	$1,825	$6,786
Debt securities issued by the United States Treasury	5,079	1	—	5,080	1,311	3,769
Debt securities issued by United States government agencies	2,371	1	—	2,372	60	2,312
Money market funds	2,097	—	—	2,097	2,097	—
Certificates of deposit	962	—	—	962	44	918
Foreign government bonds	241	—	—	241	—	241
Total	$19,360	$4	$(1)	$19,363	$5,337	$14,026

	January 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	$4,442	$2	$—	$4,444	$234	$4,210
Debt securities issued by United States government agencies	2,975	1	—	2,976	28	2,948
Debt securities issued by the United States Treasury	2,846	—	—	2,846	25	2,821
Certificates of deposit	705	—	—	705	37	668
Money market funds	313	—	—	313	313	—
Foreign government bonds	67	—	—	67	—	67
Total	$11,348	$3	$—	$11,351	$637	$10,714
Net realized gains and unrealized gains and losses were not significant for all periods presented.
The amortized cost and estimated fair value of cash equivalents and marketable securities as of August 1, 2021 and January 31, 2021 are shown below by contractual maturity.

	August 1, 2021		January 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(In millions)
Less than one year	$17,390	$17,391	$10,782	$10,783
Due in 1 - 5 years	1,970	1,972	566	568
Total	$19,360	$19,363	$11,348	$11,351
Note 8 – Fair Value of Financial Assets and Liabilities
The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. We review fair value hierarchy classification on a quarterly basis.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

		Fair Value at
	Pricing Category	August 1, 2021	January 31, 2021

		(In millions)
Assets
Cash equivalents and marketable securities:
Money market funds	Level 1	$2,097	$313
Corporate debt securities	Level 2	$8,611	$4,444
Debt securities issued by the United States Treasury	Level 2	$5,080	$2,846
Debt securities issued by United States government agencies	Level 2	$2,372	$2,976
Certificates of deposit	Level 2	$962	$705
Foreign government bonds	Level 2	$241	$67
Prepaid expenses and other current assets:
Publicly-held equity security (1)	Level 1	$128	$—
Other assets:
Investment in non-affiliated entities (2)	Level 3	$147	$144

Liabilities (3)
2.20% Notes Due 2021	Level 2	$1,001	$1,011
0.309% Notes Due 2023	Level 2	$1,251	$—
0.584% Notes Due 2024	Level 2	$1,254	$—
3.20% Notes Due 2026	Level 2	$1,106	$1,124
1.55% Notes Due 2028	Level 2	$1,261	$—
2.85% Notes Due 2030	Level 2	$1,640	$1,654
2.00% Notes Due 2031	Level 2	$1,271	$—
3.50% Notes Due 2040	Level 2	$1,152	$1,152
3.50% Notes Due 2050	Level 2	$2,320	$2,308
3.70% Notes Due 2060	Level 2	$603	$602
(1)    Investment in a publicly-traded equity security subject to short-term selling restrictions. An unrealized loss on the investment of $6 million was recorded in other income (expense), net in the second quarter of fiscal year 2022 and an unrealized gain of $118 million was recorded in other income (expense), net in the first half of fiscal year 2022.
(2)    Investment in private non-affiliated entities is recorded at fair value on a non-recurring basis only if an impairment or observable price adjustment occurs in the period with changes in fair value recorded through net income. The amount recorded as of August 1, 2021 has not been significant.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - Amortizable Intangible Assets and Goodwill
The components of our amortizable intangible assets are as follows:

	August 1, 2021			January 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In millions)
Acquisition-related intangible assets (1)	$3,277	$(1,030)	$2,247	$3,280	$(774)	$2,506
Patents and licensed technology	709	(478)	231	706	(475)	231
Total intangible assets	$3,986	$(1,508)	$2,478	$3,986	$(1,249)	$2,737
(1)    As of August 1, 2021, acquisition-related intangible assets include the fair value of a Mellanox in-process research and development, or IPR&D, project of $630 million, which has not yet commenced amortization.
Amortization expense associated with intangible assets was $138 million and $275 million for the second quarter and first half of fiscal year 2022, respectively, and $284 million and $291 million for the second quarter and first half of fiscal year 2021, respectively. Future amortization expense related to the net carrying amount of intangible assets, excluding IPR&D, as of August 1, 2021 is estimated to be $275 million for the remainder of fiscal year 2022, $547 million in fiscal year 2023, $424 million in fiscal year 2024, $371 million in fiscal year 2025, $99 million in fiscal year 2026, and $132 million in fiscal year 2027 and thereafter.
There were no changes to the carrying amount of goodwill during the second quarter and first half of fiscal year 2022.
Note 10 - Balance Sheet Components
Certain balance sheet components are as follows:

	August 1,	January 31,
	2021	2021

Inventories:	(In millions)
Raw materials	$825	$632
Work in-process	553	457
Finished goods	736	737
Total inventories	$2,114	$1,826

	August 1,	January 31,
	2021	2021

Prepaid expenses and other current assets:	(In millions)
Prepaid expenses	$195	$142
Publicly-held equity security	128	—
Other	129	97
Total prepaid expenses and other current assets	$452	$239

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	August 1,	January 31,
	2021	2021

Other assets:	(In millions)
Advanced consideration for acquisition	$1,357	$1,357
Prepaid royalties	422	440
Investment in non-affiliated entities	147	144
Deposits	77	136
Other	47	67
Total other assets	$2,050	$2,144

	August 1,	January 31,
	2021	2021

Accrued and Other Current Liabilities:	(In millions)
Customer program accruals	$745	$630
Accrued payroll and related expenses	387	297
Deferred revenue (1)	301	288
Operating leases	132	121
Licenses and royalties	102	128
Coupon interest on debt obligations	81	74
Taxes payable	64	61
Product warranty and return provisions	45	39
Professional service fees	32	26
Other	85	61
Total accrued and other current liabilities	$1,974	$1,725
(1)    Deferred revenue primarily includes customer advances and deferrals related to license and development arrangements and post-contract customer support, or PCS.

	August 1,	January 31,
	2021	2021

Other Long-Term Liabilities:	(In millions)
Income tax payable (1)	$897	$836
Deferred income tax	229	241
Deferred revenue (2)	189	163
Employee benefits	37	33
Licenses payable	33	56
Other	11	46
Total other long-term liabilities	$1,396	$1,375
(1)    As of August 1, 2021, income tax payable represents the long-term portion of the one-time transition tax payable of $251 million, unrecognized tax benefits of $435 million, related interest and penalties of $52 million, and other foreign long-term tax payable of $159 million.
(2)    Deferred revenue primarily includes deferrals related to PCS.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Deferred Revenue
The following table shows the changes in deferred revenue during the first half of fiscal years 2022 and 2021:

	August 1,	July 26,
	2021	2020

	(In millions)
Balance at beginning of period	$451	$201
Deferred revenue added during the period	401	213
Addition due to business combinations	—	75
Revenue recognized during the period	(362)	(147)
Balance at end of period	$490	$342
Revenue related to remaining performance obligations represents the remaining contracted license, development arrangements and PCS that has not been recognized. This includes related deferred revenue currently recorded and amounts that will be invoiced in future periods. As of August 1, 2021, the amount of our remaining performance obligations that has not been recognized as revenue was $646 million, of which we expect to recognize approximately 50% as revenue over the next 12 months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less.
Note 11 - Derivative Financial Instruments
We enter into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. These contracts are designated as cash flow hedges for hedge accounting treatment. Gains or losses on the contracts are recorded in accumulated other comprehensive income or loss and reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur. The fair value of the contracts was not significant as of August 1, 2021 and January 31, 2021.
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

The table below presents the notional value of our foreign currency forward contracts outstanding as of August 1, 2021 and January 31, 2021:

	August 1, 2021	January 31, 2021

	(In millions)
Designated as cash flow hedges	$902	$840
Not designated for hedge accounting	$423	$441
As of August 1, 2021, all designated foreign currency forward contracts mature within 18 months. The expected realized gains and losses deferred into accumulated other comprehensive income or loss related to foreign currency forward contracts within the next 12 months was not significant.
During the first half of fiscal years 2022 and 2021, the impact of derivative financial instruments designated for hedge accounting treatment on other comprehensive income or loss was not significant and all such instruments were determined to be highly effective. Therefore, there were no gains or losses associated with ineffectiveness.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12 - Debt
Long-Term Debt
In June 2021, we issued $1.25 billion of the 0.309% Notes Due 2023, $1.25 billion of the 0.584% Notes Due 2024, $1.25 billion of the 1.55% Notes Due 2028, and $1.25 billion of the 2.00% Notes Due 2031, or collectively, the June 2021 Notes. Interest on the 0.584% Notes Due 2024 is payable on June 14 and December 14 of each year, beginning on December 14, 2021. Interest on all other series of the June 2021 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2021. We may redeem the June 2021 Notes for cash prior to maturity, upon at least 10 but no more than 60 days prior notice, at redemption prices that include accrued and unpaid interest and a make-whole premium. However, no make-whole premium will be paid for redemptions of the Notes Due 2023 on or after June 15, 2022, the Notes Due 2024 on or after June 14, 2023, the Notes Due 2028 on or after April 15, 2028, or the Notes Due 2031 on or after March 15, 2031. The net proceeds from the June 2021 Notes were $4.98 billion, after deducting debt discount and issuance costs.
In March 2020, we issued $1.50 billion of the 2.85% Notes Due 2030, $1.00 billion of the 3.50% Notes Due 2040, $2.00 billion of the 3.50% Notes Due 2050, and $500 million of the 3.70% Notes Due 2060, or collectively, the March 2020 Notes. Interest on the March 2020 Notes is payable on April 1 and October 1 of each year.
In September 2016, we issued $1.00 billion of the 2.20% Notes Due 2021 and $1.00 billion of the 3.20% Notes Due 2026, or collectively, the September 2016 Notes. Interest on the September 2016 Notes is payable on March 16 and September 16 of each year. On August 16, 2021, we repaid the $1.00 billion of 2.20% Notes Due 2021.
The September 2016 Notes, the March 2020 Notes, and the June 2021 Notes, or collectively, the Notes, are our unsecured senior obligations and rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness. The Notes are structurally subordinated to the liabilities of our subsidiaries and are effectively subordinated to any secured indebtedness to the extent of the value of the assets securing such indebtedness. All existing and future liabilities of our subsidiaries will be effectively senior to the Notes.
The carrying value of the Notes and the associated interest rates were as follows:

	Expected Remaining Term (years)	Effective Interest Rate	August 1, 2021	January 31, 2021

			(In millions)
2.20% Notes Due 2021	0.1	2.38%	$1,000	$1,000
0.309% Notes Due 2023	1.9	0.41%	1,250	—
0.584% Notes Due 2024	2.9	0.66%	1,250	—
3.20% Notes Due 2026	5.1	3.31%	1,000	1,000
1.55% Notes Due 2028	6.9	1.64%	1,250	—
2.85% Notes Due 2030	8.7	2.93%	1,500	1,500
2.00% Notes Due 2031	9.9	2.09%	1,250	—
3.50% Notes Due 2040	18.7	3.54%	1,000	1,000
3.50% Notes Due 2050	28.7	3.54%	2,000	2,000
3.70% Notes Due 2060	38.7	3.73%	500	500
Unamortized debt discount and issuance costs			(57)	(37)
Net carrying amount			11,943	6,963
Less short-term portion			(1,000)	(999)
Total long-term portion			$10,943	$5,964
As of August 1, 2021, we were in compliance with the required covenants under the Notes.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Credit Facilities
We have a Credit Agreement under which we may borrow up to $575 million for general corporate purposes and can obtain revolving loan commitments up to $425 million. As of August 1, 2021, we had not borrowed any amounts and were in compliance with the required covenants under this agreement. The Credit Agreement expires October 2021.
We have a $575 million commercial paper program to support general corporate purposes. As of August 1, 2021, we had not issued any commercial paper.
Note 13 - Commitments and Contingencies
Purchase Obligations
As of August 1, 2021, we had outstanding inventory purchase and long-term supply commitment obligations totaling $4.79 billion, of which $4.59 billion is expected to occur over the next 12 months and the remaining balance over 36 months. Other purchase obligations totaling $565 million are primarily expected to occur over the next 18 months.
Accrual for Product Warranty Liabilities
The estimated amount of product warranty liabilities was $31 million and $22 million as of August 1, 2021 and January 31, 2021, respectively, and the activities related to the warranty liabilities were not significant.
In connection with certain agreements that we have entered in the past, we have provided indemnities for matters such as tax, product, and employee liabilities. We have included intellectual property indemnification provisions in our technology related agreements with third parties. Maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. We have not recorded any liability in our Condensed Consolidated Financial Statements for such indemnifications.
Litigation
Securities Class Action and Derivative Lawsuits
The plaintiffs in the putative securities class action lawsuit, captioned 4:18-cv-07669-HSG, initially filed on December 21, 2018 in the United States District Court for the Northern District of California, and titled In Re NVIDIA Corporation Securities Litigation, filed an amended complaint on May 13, 2020. The amended complaint asserted that NVIDIA and certain NVIDIA executives violated Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and SEC Rule 10b-5, by making materially false or misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand between May 10, 2017 and November 14, 2018. Plaintiffs also alleged that the NVIDIA executives who they named as defendants violated Section 20(a) of the Exchange Act. Plaintiffs sought class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees and expert fees, and further relief as the Court may deem just and proper. On March 2, 2021, the district court granted NVIDIA’s motion to dismiss the complaint without leave to amend, entered judgment in favor of NVIDIA and closed the case. On August 11, 2021, plaintiffs filed an appeal from judgment in the United States Court of Appeals for the Ninth Circuit, case number 21-15604.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

cryptocurrency mining on GPU demand. The plaintiffs seek unspecified damages and other relief, including disgorgement of profits from the sale of NVIDIA stock and unspecified corporate governance measures.
Accounting for Loss Contingencies
As of August 1, 2021, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, except as specifically described above, any possible loss or range of loss in these matters cannot be reasonably estimated at this time. We are engaged in legal actions not described above arising in the ordinary course of business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.
Note 14 - Shareholders’ Equity
Capital Return Program
Beginning August 2004, our Board of Directors authorized us to repurchase our stock.
Through August 1, 2021, we have repurchased an aggregate of 1.04 billion shares under our share repurchase program for a total cost of $7.08 billion. All shares delivered from these repurchases have been placed into treasury stock. As of August 1, 2021, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $7.24 billion through December 2022.
During the second quarter and first half of fiscal year 2022, we paid $100 million and $198 million in cash dividends to our shareholders, respectively.
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

	Graphics	Compute & Networking	All Other	Consolidated

	(In millions)
Three Months Ended August 1, 2021
Revenue	$3,907	$2,600	$—	$6,507
Operating income (loss)	$2,127	$1,034	$(717)	$2,444

Three Months Ended July 26, 2020
Revenue	$2,085	$1,781	$—	$3,866
Operating income (loss)	$911	$691	$(951)	$651

Six Months Ended August 1, 2021
Revenue	$7,358	$4,810	$—	$12,168
Operating income (loss)	$3,913	$1,895	$(1,408)	$4,400

Six Months Ended July 26, 2020
Revenue	$3,991	$2,955	$—	$6,946
Operating income (loss)	$1,747	$1,142	$(1,262)	$1,627

	Three Months Ended		Six Months Ended
	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020

	(In millions)
Reconciling items included in "All Other" category:
Stock-based compensation expense	$(465)	$(374)	$(894)	$(598)
Acquisition-related and other costs	(158)	(474)	(325)	(479)
Unallocated cost of revenue and operating expenses	(90)	(86)	(180)	(168)
IP-related costs	(4)	(17)	(9)	(17)
Total	$(717)	$(951)	$(1,408)	$(1,262)

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on the invoicing address by geographic regions:

	Three Months Ended		Six Months Ended
	August 1,	July 26,	August 1,	July 26,
	2021	2020	2021	2020

	(In millions)
Revenue:
Taiwan	$1,961	$954	$3,745	$1,766
China (including Hong Kong)	1,720	855	3,111	1,614
Other Asia Pacific	1,047	698	2,048	1,305
United States	996	944	1,764	1,441
Europe	429	240	810	494
Other countries	354	175	690	326
Total revenue	$6,507	$3,866	$12,168	$6,946
The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Three Months Ended		Six Months Ended
	August 1,	July 26,	August 1,	July 26,
	2021	2020	2021	2020

	(In millions)
Revenue:
Gaming	$3,061	$1,654	$5,821	$2,993
Data Center	2,366	1,752	4,414	2,893
Professional Visualization	519	203	891	510
Automotive	152	111	306	266
OEM and Other	409	146	736	284
Total revenue	$6,507	$3,866	$12,168	$6,946
No customer represented 10% or more of total revenue for the second quarter and first half of fiscal years 2022 or 2021.
One customer represented 13% and 16% of our accounts receivable balance as of August 1, 2021 and January 31, 2021, respectively.

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
NVIDIA, the NVIDIA logo, GeForce, GeForce NOW, GeForce RTX, Mellanox, NVIDIA Base Command, NVIDIA DRIVE, NVIDIA Fleet Command, NVIDIA Omniverse, NVIDIA RTX, Quadro, Quadro RTX and Tensor RT are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and/or other countries. Other company and product names may be trademarks of the respective companies with which they are associated. Features, pricing, availability, and specifications are subject to change without notice.
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
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Recent Developments, Future Objectives and Challenges
Pending Acquisition of Arm Limited
On September 13, 2020, we entered into a Purchase Agreement with Arm and SoftBank for us to acquire, from SoftBank, all allotted and issued ordinary shares of Arm in a transaction valued at $40 billion. We paid the Signing Consideration and will pay upon closing of the acquisition $10 billion in cash and issue to SoftBank 177.5 million shares of our common stock, which had an aggregate value of $21.5 billion as of the date of the Purchase Agreement. The transaction includes a potential earn out, which is contingent on the achievement of certain financial performance targets by Arm during the fiscal year ending March 31, 2022. If the financial performance targets are achieved, Softbank can elect to receive either up to an additional $5 billion in cash or up to an additional 41.3 million shares of our common stock. We will issue up to $1.5 billion in restricted stock units to Arm employees after closing. The $2 billion paid upon signing was allocated between advanced consideration for the acquisition of $1.36 billion and the prepayment of intellectual property licenses from Arm of $0.17 billion and royalties of $0.47 billion, both with a 20-year term. The closing of the acquisition is subject to customary closing conditions, including receipt of specified governmental and regulatory consents and approvals and the expiration of any related mandatory waiting period, and Arm's implementation of the reorganization and distribution of Arm’s IoT Services Group and certain other assets and liabilities. We are working through the regulatory process in the United States, the United Kingdom, the European Union, China and other jurisdictions. Although some Arm licensees have expressed concerns or objected to the transaction, and discussions with regulators are taking longer than initially thought, we are confident in the deal rationale and that regulators should recognize the benefits of the acquisition to Arm, its licensees, and the industry. If the Purchase Agreement is terminated under certain circumstances, we will be refunded $1.25 billion of the Signing Consideration. The Signing Consideration was allocated on a fair value basis and any refund of the Signing Consideration will use stated values in the Purchase Agreement.
Demand
Demand for our products is based on many factors, including our product introductions and transitions, competitor announcements, and competing technologies, all of which can impact the timing and amount of our revenue. For example, our GPUs for gaming are capable of digital currency mining. Demand and use of GPUs for cryptocurrency has fluctuated in the past and is likely to continue to change quickly. Volatility in the cryptocurrency market, including changes in the prices of cryptocurrencies, can impact demand for our products and our ability to estimate demand for our products. Changes to cryptocurrency standards and processes including, but not limited to, the pending Ethereum 2.0 standard may also create increased aftermarket resales of our GPUs, impact retail prices for our GPUs, increase returns of our products in the distribution channel, and may reduce demand for our new GPUs. Government cryptocurrency policies and regulations may also impact the demand for our products. We have introduced Low Hash Rate, or LHR, GeForce GPUs with limited Ethereum mining capability and increased the supply of CMP in an effort to direct GeForce to gamers and CMP to miners. During the second quarter of fiscal year 2022, over 80% of our Ampere architecture-based GeForce GPU shipments in the quarter were LHR GPUs. Additionally, consumer behavior during the COVID-19 pandemic has made it more difficult for us to estimate future demand, and these challenges may be more pronounced or volatile in the future on both a global and regional basis if and when the effects of the pandemic subside. In estimating demand and evaluating trends, we make multiple assumptions, any of which may prove to be incorrect.
Supply
Our products are manufactured based on estimates of customers’ future demand and our manufacturing lead times are very long. We sell many of our products through a channel model, and our channel customers sell to retailers, distributors, and/or end customers. As a result, the decisions made by our channel partners, retailers, and distributors in response to changing market conditions and the changing demand for our products could impact our financial results. To have shorter shipment lead times and quicker delivery schedules for our customers, we may build inventory for anticipated periods of growth which do not occur, may build inventory anticipating demand that does not materialize, or may build inventory to serve what we believe is pent-up demand. We may remain supply-constrained beyond the end of the second half of fiscal year 2022. We have placed non-cancellable inventory orders for certain products in advance of our normal lead times, paid premiums and provided deposits to secure normal and incremental future supply and capacity and may need to continue to do so in the future.
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
The COVID-19 pandemic continues to evolve and affect our business and financial results. During the second quarter of fiscal 2022, our Gaming and Data Center market platforms have benefited from stronger demand as people continue to work, learn, and play from home. As our own offices begin to reopen, we expect to incur incremental expenses as we resume onsite services and related in-office costs.

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
Second Quarter of Fiscal Year 2022 Summary

	Three Months Ended
	August 1, 2021	May 2, 2021	July 26, 2020	Quarter-over-Quarter Change	Year-over-Year Change

	($ in millions, except per share data)
Revenue	$6,507	$5,661	$3,866	15%	68%
Gross margin	64.8%	64.1%	58.8%	70 bps	600 bps
Operating expenses	$1,771	$1,673	$1,624	6%	9%
Income from operations	$2,444	$1,956	$651	25%	275%
Net income	$2,374	$1,912	$622	24%	282%
Net income per diluted share	$0.94	$0.76	$0.25	24%	276%
We specialize in markets where our computing platforms can provide tremendous acceleration for applications. These platforms incorporate processors, interconnects, software, algorithms, systems, and services to deliver unique value. Our platforms address four large markets where our expertise is critical: Gaming, Data Center, Professional Visualization, and Automotive.
Revenue for the second quarter of fiscal year 2022 was $6.51 billion, up 68% from a year earlier.
Gaming revenue was up 85% from a year ago and up 11% sequentially, reflecting higher sales in GeForce GPUs and game-console SOCs. We continued to benefit from strong sales of our GeForce RTX 30 Series based on the NVIDIA Ampere architecture. We have introduced LHR GeForce GPUs with limited Ethereum mining capability and increased the supply of CMP in an effort to direct GeForce to gamers and CMP to miners. Over 80% of our Ampere architecture-based GeForce GPU shipments in the quarter were LHR GPUs. CMP is included in OEM.
Data Center revenue was up 35% from a year ago and up 16% sequentially. The year-on-year growth was led by the ramp of NVIDIA Ampere architecture products into vertical industries and hyperscale customers, including strong growth in inference. Sequentially, growth stemmed from both compute and networking products, led by hyperscale customers.
Professional Visualization revenue was up 156% from a year earlier and up 40% sequentially, driven by the ramp of NVIDIA Ampere architecture GPUs, with growth led by desktop workstation GPUs.
Automotive revenue was up 37% from a year earlier and down 1% sequentially. The year-on-year increase was due to the recovery in automotive demand which was impacted by the pandemic in the prior year.
OEM and Other revenue was up 180% from a year ago and up 25% sequentially, primarily reflecting growth in CMP, which generated revenue of $266 million.
GAAP gross margin for the second quarter was up 600 basis points from a year earlier, primarily due to a non-recurring inventory step-up expense of $161 million related to the Mellanox acquisition in the second quarter of fiscal year 2021. GAAP gross margin was up 70 basis points sequentially.
Operating expenses for the second quarter were up 9% from a year earlier and up 6% sequentially. The year-on-year and sequential increases were primarily driven by compensation-related costs largely relating to employee growth. The year-on-year increase also reflects growth of infrastructure costs.

Income from operations was $2.44 billion, up 275% from a year earlier and up 25% sequentially. Net income was $2.37 billion. Net income per diluted share was $0.94, up 276% from a year earlier and up 24% sequentially.
Cash, cash equivalents and marketable securities were $19.65 billion, up from $10.98 billion a year earlier and up from $12.67 billion in the prior quarter. The year-on-year and sequential increases reflect $5 billion of debt issuance proceeds and operating cash flow generation.
We paid $100 million in quarterly cash dividends in the second quarter.
Market Platform Highlights
During the second quarter of fiscal year 2022, in our Gaming platform, we introduced GeForce RTX 3080 Ti and GeForce RTX 3070 Ti; announced that NVIDIA RTX is featured in 130+ games and applications; announced that NVIDIA Reflex is supported in 20 games, including top e-sports titles; and announced that GeForce NOW gives members access to more than 1,000 PC games.
In our Data Center platform, we unveiled NVIDIA Base Command and Fleet Command; established the AI LaunchPad hybrid-cloud partner program to offer enterprises instant access to NVIDIA AI infrastructure and software; and announced that NVIDIA technology supports 342 supercomputers on the latest TOP500 list, including 70% of all new systems and 8 of the top 10, and powers 35 of the top 40 greenest systems.
In our Professional Visualization platform, we expanded NVIDIA Omniverse through new integrations with Blender and Adobe, and launched the NVIDIA RTX A2000.
In our Automotive platform, we announced design wins with robotaxi startup AutoX and autonomous trucking platform startup Embark, and collaborated with autonomous trucking company Plus on plans to provide Amazon with at least 1,000 self-driving systems, which are powered by NVIDIA DRIVE.
Financial Information by Business Segment and Geographic Data
Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for disclosure regarding segment information.

Results of Operations
The following table sets forth, for the periods indicated, certain items in our Condensed Consolidated Statements of Income expressed as a percentage of revenue.

	Three Months Ended		Six Months Ended
	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	35.2	41.2	35.5	38.4
Gross profit	64.8	58.8	64.5	61.6
Operating expenses
Research and development	19.1	25.8	19.7	24.9
Sales, general and administrative	8.1	16.2	8.6	13.3
Total operating expenses	27.2	42.0	28.3	38.2
Income from operations	37.6	16.8	36.2	23.4
Interest income	0.1	0.3	0.1	0.6
Interest expense	(0.9)	(1.4)	(0.9)	(1.1)
Other, net	0.1	—	1.1	—
Other income (expense), net	(0.7)	(1.1)	0.3	(0.5)
Income before income tax	36.9	15.7	36.5	22.9
Income tax expense (benefit)	0.3	(0.3)	1.3	0.7
Net income	36.6%	16.0%	35.2%	22.2%
Revenue
Revenue by Reportable Segments

	Three Months Ended				Six Months Ended
	August 1, 2021	July 26, 2020	$ Change	% Change	August 1, 2021	July 26, 2020	$ Change	% Change

	($ in millions)
Graphics	$3,907	$2,085	$1,822	87%	$7,358	$3,991	$3,367	84%
Compute & Networking	2,600	1,781	819	46%	4,810	2,955	1,855	63%
Total	$6,507	$3,866	$2,641	68%	$12,168	$6,946	$5,222	75%
Graphics - Graphics segment revenue increased 87% in the second quarter of fiscal year 2022 compared to the second quarter of fiscal year 2021 and 84% in the first half of fiscal year 2022 compared to the first half of fiscal year 2021, reflecting growth in GeForce GPUs which benefited from the introduction of new products of our GeForce RTX 30 Series for both desktop and laptops based on the NVIDIA Ampere architecture. Additionally, revenue increased from higher sales of NVIDIA RTX workstations and game console SOCs.
Compute & Networking - Compute & Networking segment revenue increased 46% for the second quarter of fiscal year 2022 compared to the second quarter of fiscal year 2021 and 63% in the first half of fiscal year 2022 compared to the first half of fiscal year 2021. Revenue increased due to the ramp of NVIDIA Ampere GPU architecture products into vertical industries and hyperscale customers, including growth in inference. The addition of CMP products for cryptocurrency mining also drove revenue growth. The increase in the first half of fiscal year 2022 also reflects the addition of Mellanox, which we acquired on April 27, 2020.

Concentration of Revenue
Revenue from sales to customers outside of the United States accounted for 85% and 86% of total revenue for the second quarter and first half of fiscal year 2022, respectively, and 76% and 79% of total revenue for the second quarter and first half of fiscal year 2021, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.
No customer represented 10% or more of total revenue for the second quarter and first half of fiscal years 2022 or 2021.
Gross Margin
Our overall gross margin increased to 64.8% and 64.5% for the second quarter and first half of fiscal year 2022, respectively, from 58.8% and 61.6% for the second quarter and first half of fiscal year 2021, respectively. These increases are primarily due to the absence of a non-recurring inventory step-up expense of $161 million related to the Mellanox acquisition and higher ASPs within desktop GeForce GPUs with continued growth in high-end Ampere architecture products, partially offset by a mix shift within the Compute & Networking segment.
Inventory provisions totaled $73 million and $45 million for the second quarter of fiscal years 2022 and 2021, respectively. Sales of inventory that was previously written-off or -down totaled $20 million and $49 million for the second quarter of fiscal years 2022 and 2021, respectively. As a result, the overall net effect on our gross margin was an unfavorable impact of 0.8% and insignificant in the second quarter of fiscal years 2022 and 2021, respectively.
Inventory provisions totaled $131 million and $81 million for the first half of fiscal years 2022 and 2021, respectively. Sales of inventory that was previously written-off or -down totaled $41 million and $88 million for the first half of fiscal years 2022 and 2021, respectively. As a result, the overall net effect on our gross margin was an unfavorable impact of 0.7% and insignificant in the first half of fiscal years 2022 and 2021, respectively.
A discussion of our gross margin results for each of our reportable segments is as follows:
Graphics - The gross margin of our Graphics segment increased during the second quarter and first half of fiscal year 2022 compared to the second quarter and first half of fiscal year 2021, primarily driven by higher ASPs within desktop GeForce GPUs with continued growth in high-end Ampere architecture products.
Compute & Networking - The gross margin of our Compute & Networking segment decreased during the second quarter and first half of fiscal year 2022 compared to the second quarter and first half of fiscal year 2021, primarily driven by a shift in product mix.
Operating Expenses

	Three Months Ended				Six Months Ended
	August 1, 2021	July 26, 2020	$ Change	% Change	August 1, 2021	July 26, 2020	$ Change	% Change

	($ in millions)
Research and development expenses	$1,245	$997	$248	25%	$2,398	$1,732	$666	38%
% of net revenue	19%	26%			20%	25%
Sales, general and administrative expenses	526	627	(101)	(16)%	1,046	920	126	14%
% of net revenue	8%	16%			9%	13%
Total operating expenses	$1,771	$1,624	$147	9%	$3,444	$2,652	$792	30%
Research and Development
Research and development expenses increased by 25% during the second quarter of fiscal year 2022 compared to the second quarter of fiscal year 2021, primarily driven by employee additions and higher employee compensation, including stock-based compensation and infrastructure costs.

Research and development expenses increased by 38% during the first half of fiscal year 2022 compared to the first half of fiscal year 2021, primarily driven by employee additions and higher employee compensation, including stock-based compensation and infrastructure costs, and the acquisition of Mellanox.
Sales, General and Administrative
Sales, general and administrative expenses decreased by 16% during the second quarter of fiscal year 2022 compared to the second quarter of fiscal year 2021, primarily driven by lower amortization of intangible assets, partially offset by the impact of employee additions and higher employee compensation, including stock-based compensation, and costs related to the pending acquisition of Arm.
Sales, general and administrative expenses increased by 14% during the first half of fiscal year 2022 compared to the first half of fiscal year 2021, primarily driven by employee additions and higher employee compensation, including stock-based compensation, the acquisition of Mellanox, and costs related to the pending acquisition of Arm, partially offset by lower amortization of intangible assets.
Other Income (Expense), Net
Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $6 million and $13 million during the second quarter of fiscal years 2022 and 2021, respectively, and $13 million and $44 million during the first half of fiscal years 2022 and 2021, respectively. The decrease in interest income was primarily due to lower interest rates earned on our investments.
Interest expense is primarily comprised of coupon interest and debt discount amortization related to our September 2016 Notes, March 2020 Notes, and June 2021 Notes. Interest expense was $60 million and $54 million during the second quarter of fiscal years 2022 and 2021, respectively, and $113 million and $78 million during the first half of fiscal years 2022 and 2021, respectively.
Other, net, consists primarily of realized or unrealized gains and losses from non-affiliated and equity investments and the impact of changes in foreign currency rates. Other, net, was an income of $4 million and $138 million during the second quarter and first half of fiscal year 2022, respectively, and not significant during the second quarter and first half of fiscal year 2021. The increase during the first half of fiscal year 2022 was primarily due to an unrealized gain from an equity investment. Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our equity investment.
Income Taxes
We recognized an income tax expense of $20 million and $153 million for the second quarter and first half of fiscal year 2022, respectively, and an income tax benefit of $13 million and an income tax expense of $52 million for the second quarter and first half of fiscal year 2021, respectively. The income tax expense as a percentage of income before income tax was 0.9% and 3.4% for the second quarter and first half of fiscal year 2022, respectively, and 3.3% for the first half of fiscal year 2021. The income tax benefit as a percentage of income before income tax was 2.0% for the second quarter of fiscal year 2021.
The increase in our effective tax rate for the second quarter and first half of fiscal year 2022 as compared to the same periods of fiscal year 2021 was primarily due to a decreased impact of tax benefits from stock-based compensation and the U.S. federal research tax credit, and an increase in the amount of earnings subject to U.S. tax, partially offset by the discrete benefit of the Domestication. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information, including the Domestication.
Liquidity and Capital Resources

	August 1, 2021	January 31, 2021

	(In millions)
Cash and cash equivalents	$5,628	$847
Marketable securities	14,026	10,714
Cash, cash equivalents and marketable securities	$19,654	$11,561

	Six Months Ended
	August 1, 2021	July 26, 2020

	(In millions)
Net cash provided by operating activities	$4,556	$2,476
Net cash used in investing activities	$(3,805)	$(14,545)
Net cash provided by financing activities	$4,030	$4,447
As of August 1, 2021, we had $19.65 billion in cash, cash equivalents and marketable securities, an increase of $8.09 billion from the end of fiscal year 2021. Our investment policy requires the purchase of highly rated fixed income securities, the diversification of investment types and credit exposures, and certain maturity limits on our portfolio.
Cash provided by operating activities increased in the first half of fiscal year 2022 compared to the first half of fiscal year 2021, due to higher net income, partially offset by changes in working capital. Changes in working capital include increases in outstanding trade receivables due to higher revenue and decreased shipment linearity.
Cash used in investing activities decreased in the first half of fiscal year 2022 compared to cash used in the first half of fiscal year 2021, primarily driven by the acquisition of Mellanox in the second quarter of fiscal year 2021 and higher sales and maturities of marketable securities, partially offset by higher purchases of marketable securities and higher purchases of property and equipment and intangible assets.
Cash provided by financing activities decreased in the first half of fiscal year 2022 compared to cash provided in the first half of fiscal year 2021, which primarily reflects higher payments related to tax on restricted stock units.
Liquidity
Our primary sources of liquidity are our cash and cash equivalents, our marketable securities, and the cash generated by our operations. As of August 1, 2021, we had $19.65 billion in cash, cash equivalents, and marketable securities. Our marketable securities consist of certificates of deposits and debt securities issued by the U.S. government and its agencies, highly rated corporations and financial institutions, and foreign government entities. These marketable securities are primarily denominated in U.S. dollars. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information. We believe that we have sufficient liquidity to meet our operating requirements for at least the next 12 months, and for the foreseeable future, including our proposed acquisition of Arm and current and future obligations to secure normal and incremental supply and capacity. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance our future capital requirements.
We have approximately $1.8 billion of cash, cash equivalents, and marketable securities held outside the U.S. for which we have not accrued any related foreign or state taxes if we repatriate these amounts to the U.S. Other than that, substantially all of our cash, cash equivalents and marketable securities held outside of the U.S. as of August 1, 2021 are available for use in the U.S. without incurring additional U.S. federal income taxes. Following the Domestication, we expect to fully utilize our accumulated U.S. federal research tax credits during fiscal year 2022, resulting in higher cash tax payments starting in fiscal year 2023.
Capital Return to Shareholders
In the first half of fiscal year 2022, we paid $198 million in quarterly cash dividends. Our cash dividend program and the payment of future cash dividends under that program are subject to the continuing determination by our Board of Directors that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.
As of August 1, 2021, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $7.24 billion through December 2022. We did not repurchase any shares during the first half of fiscal year 2022.
Outstanding Indebtedness and Credit Facilities
As of August 1, 2021, we had outstanding:
•$1.00 billion of Notes Due 2021;
•$1.25 billion of Notes Due 2023;

•$1.25 billion of Notes Due 2024;
•$1.00 billion of Notes Due 2026;
•$1.25 billion of Notes Due 2028;
•$1.50 billion of Notes Due 2030;
•$1.25 billion of Notes Due 2031;
•$1.00 billion of Notes Due 2040;
•$2.00 billion of Notes Due 2050; and
•$500 million of Notes Due 2060.
On August 16, 2021, we repaid the $1.00 billion of 2.20% Notes Due 2021.
We have a Credit Agreement under which we may borrow up to $575 million for general corporate purposes and can obtain revolving loan commitments up to $425 million. As of August 1, 2021, we had not borrowed any amounts under this agreement. The Credit Agreement expires October 2021.
We have a $575 million commercial paper program to support general corporate purposes. As of August 1, 2021, we had not issued any commercial paper.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment and Interest Rate Risk
Financial market risks related to investment and interest rate risk are described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. As of August 1, 2021, there have been no material changes, including the impact of the COVID-19 pandemic, to the financial market risks described as of January 31, 2021.
Foreign Exchange Rate Risk
The impact of foreign currency transactions related to foreign exchange rate risk is described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. As of August 1, 2021, there have been no material changes, including the impact of the COVID-19 pandemic, to the foreign exchange rate risks described as of January 31, 2021.
Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information.
ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of August 1, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 and Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2021.
Before you buy our common stock, you should know that making such an investment involves some risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 and Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2021. Additionally, any one of those risks could harm our business, financial condition and results of operations, which could cause our stock price to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
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
The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including, but not limited to, the duration and continued spread of the pandemic, its severity, the emergence and spread of new and more contagious or deadly variants or mutant strains of the COVID-19 virus that may render vaccines ineffective or decrease their efficacy, the future spikes of COVID-19 infections or the existence of any additional waves of the COVID-19 pandemic and the severity of breakthrough cases, the actions to contain the disease or treat its impact, the development, distribution, availability and widespread acceptance of effective vaccines or other treatments and the timing of vaccine rollouts and herd immunity globally, further related restrictions on travel, and the duration, timing and severity of the impact on customer spending, including any recession resulting from the pandemic, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, access to sources of liquidity and financial condition, though the full extent and duration is uncertain.
Our indebtedness could adversely affect our financial position and cash flows from operations, and prevent us from implementing our strategy or fulfilling our contractual obligations.
As of August 1, 2021, we had outstanding a total of $12 billion in notes due between 2021 and 2060. As each series of senior notes matures, unless earlier redeemed or repurchased, we may have to expend significant resources to either repay or refinance notes. If we decide to refinance the notes, we may be required to do so on different or less favorable terms or we may be unable to refinance the notes at all, both of which may adversely affect our financial condition. We also have entered into a credit agreement that expires in October 2021 under which we may borrow up to $575 million and, subject to obtaining new commitments from lenders under the credit agreement, may borrow up to an additional $425 million under revolving loan commitments. We also have a $575 million commercial paper program. As of August 1, 2021, we had not borrowed any amounts under the credit agreement or issued any commercial paper. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:
•cause us to dedicate a substantial portion of our cash flows from operations towards debt service obligations and principal repayments;
•increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•impair our ability to obtain future financing for working capital, capital expenditures, acquisitions, general corporate or other purposes; and

•due to limitations within the debt instruments, restrict our ability to grant liens on property, enter into certain mergers, dispose of all or substantially all of the assets of us and our subsidiaries, taken as a whole, materially change our business or incur subsidiary indebtedness, subject to customary exceptions.
We are required to comply with the covenants set forth in our indenture and credit agreement. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the note holders or lenders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of our securities, could restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.
We may not be able to realize the potential financial or strategic benefits of business acquisitions or investments, including the Mellanox acquisition and the planned Arm acquisition, and we may not be able to successfully integrate acquisition targets, which could hurt our ability to grow our business, develop new products or sell our products.
We hold and may in the future hold investments in publicly traded companies which could create volatility in our results and may generate losses up to the value of the investment. We have in the past acquired and invested in, and may continue to acquire and invest in, other businesses that offer products, services and technologies that we believe will help expand or enhance our existing products, strategic objectives and business. We completed our acquisition of Mellanox for approximately $7 billion in April 2020. In September 2020, we announced our agreement to acquire all allotted and issued ordinary shares of Arm in a transaction valued at $40 billion. We are working through the regulatory process in the United States, the United Kingdom, the European Union, China and other jurisdictions. Discussions with regulators are taking longer than initially thought and it is it is difficult to predict when the regulatory process will conclude. If the Purchase Agreement is terminated under certain circumstances, we will be refunded $1.25 billion of the Signing Consideration.
The Mellanox acquisition, the planned Arm acquisition and future acquisitions or investments involve significant challenges and risks, and could impair our ability to grow our business, develop new products or sell our products, and ultimately could have a negative impact on our growth or our financial results. Given that our resources are limited, our decision to pursue a transaction has opportunity costs; accordingly, if we pursue a particular transaction, we may need to forgo the prospect of entering into other transactions that could help us achieve our strategic objectives. Furthermore, if we are unable to complete acquisitions in a timely manner, including due to delays in obtaining regulatory approvals, such as with respect to the planned Arm acquisition, we may be unable to pursue other transactions, we may not be able to retain critical talent from the target company, technology may evolve, making the acquisition less attractive, and other changes can take place which could jeopardize or reduce the anticipated benefits of the transaction and negatively impact our business. In addition, we have made and may in the future make strategic investments in private companies and may not realize a return on our investments. Additional risks related to the Mellanox acquisition, the planned Arm acquisition and other acquisitions or strategic investments include, but are not limited to:
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
Security breaches, computer malware, phishing, and cyber-attacks have become more prevalent and sophisticated in recent years. These threats are constantly evolving, making it increasingly difficult to successfully defend against them or implement adequate preventative measures. These attacks have occurred on our systems in the past and are expected to occur in the future. Experienced computer programmers, hackers and employees may penetrate our security controls and misappropriate or compromise our confidential information, or that of our employees or third parties. These attacks may create system disruptions or cause shutdowns. These hackers may also develop and deploy viruses, worms and other malicious software programs that attack or otherwise exploit security vulnerabilities in our products, including consumer and automotive products, where we utilize over-the-air updates to improve functionality over time. For portions of our IT infrastructure, including business management and communication software products, we rely on products and services provided by third parties. These providers may also experience breaches and attacks to their products which may impact our systems. For example, in 2020, SolarWinds Inc., one of our third party software service providers, was subject to a data security breach. We have completed our investigations of this breach, which were supported by a third party expert, and concluded that there was no adverse impact to NVIDIA. Data security breaches may also result from non-technical means, such as actions by an employee with access to our systems. To defend against security threats, both to our internal systems and those of our customers, we must continuously engineer more secure products and enhance security and reliability features, which may result in increased expenses. We must also continue to develop security measures within NVIDIA, ensure our suppliers have appropriate security measures in place, and continue to meet the evolving security requirements of our customers or our business could be negatively impacted.
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
Since the inception of our share repurchase program, we have repurchased an aggregate of 1.04 billion shares for a total cost of $7.08 billion through August 1, 2021. All shares delivered from these repurchases have been placed into treasury stock.
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
In the first half of fiscal year 2022, we paid $198 million in quarterly cash dividends. As of August 1, 2021, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $7.24 billion through December 2022. We did not repurchase any shares during the first half of fiscal year 2022.
Restricted Stock Unit Share Withholding
We also withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our employee equity incentive program. During the second quarter of fiscal year 2022, we withheld approximately 2 million shares at a total cost of $362 million through net share settlements. During the first half of fiscal year 2022, we withheld approximately 5 million shares at a total cost of $848 million through net share settlements.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
3.1	Amendment to Amended and Restated Certificate of Incorporation of NVIDIA Corporation	8-K	000-23985	3.1	6/7/2021
4.1	Officers’ Certificate, dated as of June 16, 2021	8-K	000-23985	4.2	6/16/2021
4.2	Form of 2023 Note	8-K	000-23985	Annex A-1 to Exhibit 4.2	6/16/2021
4.3	Form of 2024 Note	8-K	000-23985	Annex B-1 to Exhibit 4.2	6/16/2021
4.4	Form of 2028 Note	8-K	000-23985	Annex C-1 to Exhibit 4.2	6/16/2021
4.5	Form of 2031 Note	8-K	000-23985	Annex D-1 to Exhibit 4.2	6/16/2021
10.1**+	Amended and Restated 2007 Equity Incentive Plan
10.2**+	Amended and Restated 2012 Employee Stock Purchase Plan
31.1**	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2**	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#**	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#**	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Date: August 20, 2021

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)