Form 10-Q
period 2021-10-31
NVIDIA CORP
filed 2021-11-22
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.001 par value, outstanding as of November 12, 2021, was 2.50 billion.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED October 31, 2021
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

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,	October 25,	October 31,	October 25,
	2021	2020	2021	2020

Revenue	$7,103	$4,726	$19,271	$11,672
Cost of revenue	2,472	1,766	6,795	4,432
Gross profit	4,631	2,960	12,476	7,240
Operating expenses
Research and development	1,403	1,047	3,802	2,778
Sales, general and administrative	557	515	1,603	1,437
Total operating expenses	1,960	1,562	5,405	4,215
Income from operations	2,671	1,398	7,071	3,025
Interest income	7	7	20	50
Interest expense	(62)	(53)	(175)	(131)
Other, net	22	(4)	160	(5)
Other income (expense), net	(33)	(50)	5	(86)
Income before income tax	2,638	1,348	7,076	2,939
Income tax expense	174	12	327	64
Net income	$2,464	$1,336	$6,749	$2,875

Net income per share:
Basic	$0.99	$0.54	$2.71	$1.17
Diluted	$0.97	$0.53	$2.67	$1.15

Weighted average shares used in per share computation:
Basic	2,499	2,472	2,493	2,464
Diluted	2,538	2,520	2,532	2,504
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,	October 25,	October 31,	October 25,
	2021	2020	2021	2020

Net income	$2,464	$1,336	$6,749	$2,875
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Net change in unrealized gain (loss)	(4)	(1)	(5)	3
Reclassification adjustments for net realized gain (loss) included in net income	—	—	—	(2)
Net change in unrealized gain (loss)	(4)	(1)	(5)	1
Cash flow hedges:
Net unrealized gain (loss)	22	5	(5)	10
Reclassification adjustments for net realized gain (loss) included in net income	(17)	4	—	—
Net change in unrealized gain (loss)	5	9	(5)	10
Other comprehensive income (loss), net of tax	1	8	(10)	11
Total comprehensive income	$2,465	$1,344	$6,739	$2,886
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	October 31,	January 31,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,288	$847
Marketable securities	18,010	10,714
Accounts receivable, net	3,954	2,429
Inventories	2,233	1,826
Prepaid expenses and other current assets	321	239
Total current assets	25,806	16,055
Property and equipment, net	2,509	2,149
Operating lease assets	830	707
Goodwill	4,302	4,193
Intangible assets, net	2,454	2,737
Deferred income tax assets	970	806
Other assets	3,761	2,144
Total assets	$40,632	$28,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,664	$1,201
Accrued and other current liabilities	1,948	1,725
Short-term debt	—	999
Total current liabilities	3,612	3,925
Long-term debt	10,944	5,964
Long-term operating lease liabilities	743	634
Other long-term liabilities	1,535	1,375
Total liabilities	16,834	11,898
Commitments and contingencies - see Note 13
Shareholders’ equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	10,465	8,719
Treasury stock, at cost	(12,038)	(10,756)
Accumulated other comprehensive income	9	19
Retained earnings	25,359	18,908
Total shareholders' equity	23,798	16,893
Total liabilities and shareholders' equity	$40,632	$28,791
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED OCTOBER 31, 2021 AND OCTOBER 25, 2020
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders' Equity
(In millions, except per share data)	Shares	Amount
Balances, August 1, 2021	2,496	$3	$9,745	$(11,604)	$8	$22,995	$21,147
Net income	—	—	—	—	—	2,464	2,464
Other comprehensive income	—	—	—	—	1	—	1
Issuance of common stock from stock plans	8	—	150	—	—	—	150
Tax withholding related to vesting of restricted stock units	(2)	—	—	(434)	—	—	(434)
Cash dividends declared and paid ($0.04 per common share)	—	—	—	—	—	(100)	(100)
Fair value of partially vested equity awards assumed in connection with acquisitions	—	—	18	—	—	—	18
Stock-based compensation	—	—	552	—	—	—	552
Balances, October 31, 2021	2,502	$3	$10,465	$(12,038)	$9	$25,359	$23,798
Balances, July 26, 2020	2,467	$3	$7,826	$(10,232)	$4	$16,313	$13,914
Net income	—	—	—	—	—	1,336	1,336
Other comprehensive income	—	—	—	—	8	—	8
Issuance of common stock from stock plans	10	—	96	—	—	—	96
Tax withholding related to vesting of restricted stock units	(2)	—	—	(298)	—	—	(298)
Cash dividends declared and paid ($0.04 per common share)	—	—	—	—	—	(99)	(99)
Stock-based compensation	—	—	377	—	—	—	377
Balances, October 25, 2020	2,475	$3	$8,299	$(10,530)	$12	$17,550	$15,334
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED OCTOBER 31, 2021 AND OCTOBER 25, 2020
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders' Equity
(In millions, except per share data)	Shares	Amount
Balances, January 31, 2021	2,479	$3	$8,719	$(10,756)	$19	$18,908	$16,893
Net income	—	—	—	—	—	6,749	6,749
Other comprehensive loss	—	—	—	—	(10)	—	(10)
Issuance of common stock from stock plans	30	—	277	—	—	—	277
Tax withholding related to vesting of restricted stock units	(7)	—	—	(1,282)	—	—	(1,282)
Cash dividends declared and paid ($0.12 per common share)	—	—	—	—	—	(298)	(298)
Fair value of partially vested equity awards assumed in connection with acquisitions	—	—	18	—	—	—	18
Stock-based compensation	—	—	1,451	—	—	—	1,451
Balances, October 31, 2021	2,502	$3	$10,465	$(12,038)	$9	$25,359	$23,798
Balances, January 26, 2020	2,450	$3	$7,043	$(9,814)	$1	$14,971	$12,204
Net income	—	—	—	—	—	2,875	2,875
Other comprehensive income	—	—	—	—	11	—	11
Issuance of common stock from stock plans	34	—	190	—	—	—	190
Tax withholding related to vesting of restricted stock units	(9)	—	—	(716)	—	—	(716)
Cash dividends declared and paid ($0.12 per common share)	—	—	—	—	—	(296)	(296)
Fair value of partially vested equity awards assumed in connection with acquisitions	—	—	86	—	—	—	86
Stock-based compensation	—	—	980	—	—	—	980
Balances, October 25, 2020	2,475	$3	$8,299	$(10,530)	$12	$17,550	$15,334
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	October 31,	October 25,
	2021	2020
Cash flows from operating activities:
Net income	$6,749	$2,875
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,453	981
Depreciation and amortization	865	810
Deferred income taxes	(182)	(117)
(Gains) losses on investments in non-affiliates, net	(152)	9
Other	25	(11)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,523)	(667)
Inventories	(400)	(190)
Prepaid expenses and other assets	(1,557)	(409)
Accounts payable	474	289
Accrued and other current liabilities	70	111
Other long-term liabilities	253	74
Net cash provided by operating activities	6,075	3,755
Cash flows from investing activities:
Proceeds from maturities of marketable securities	7,780	5,165
Proceeds from sales of marketable securities	916	502
Purchases of marketable securities	(16,020)	(12,840)
Purchases related to property and equipment and intangible assets	(703)	(845)
Acquisitions, net of cash acquired	(203)	(8,524)
Investments and other, net	(14)	(4)
Net cash used in investing activities	(8,244)	(16,546)
Cash flows from financing activities:
Issuance of debt, net of issuance costs	4,977	4,971
Proceeds related to employee stock plans	277	190
Payments related to tax on restricted stock units	(1,282)	(716)
Repayment of debt	(1,000)	—
Dividends paid	(298)	(296)
Principal payments on property and equipment	(62)	—
Other	(2)	(3)
Net cash provided by financing activities	2,610	4,146
Change in cash and cash equivalents	441	(8,645)
Cash and cash equivalents at beginning of period	847	10,896
Cash and cash equivalents at end of period	$1,288	$2,251
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
Fiscal Year
We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal year 2022 is a 52-week year and fiscal year 2021 was a 53-week year. The third quarters of fiscal years 2022 and 2021 were both 13-week quarters.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Adoption of New and Recently Issued Accounting Pronouncement
Recently Adopted Accounting Pronouncement
In October 2021, the Financial Accounting Standards Board issued a new accounting standard to require that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers. We early adopted this accounting standard in the third quarter of fiscal year 2022 and the impact was immaterial.
Note 2 - Business Combination
Pending Acquisition of Arm Limited
On September 13, 2020, we entered into a Share Purchase Agreement, or the Purchase Agreement, with Arm Limited, or Arm, and SoftBank Group Capital Limited and SVF Holdco (UK) Limited, or together, SoftBank, to acquire, from SoftBank, all allotted and issued ordinary shares of Arm in a transaction valued at $40 billion. We paid $2 billion in cash at signing, or the Signing Consideration, and will pay upon closing of the acquisition $10 billion in cash and issue to SoftBank 177.5 million shares of our common stock, which had an aggregate value of $21.5 billion as of the date of the Purchase Agreement, and was valued at $56.2 billion as of November 18, 2021. The transaction includes a potential earn out, which is contingent on the achievement of certain financial performance targets by Arm during the fiscal year ending March 31, 2022. If the financial targets are achieved, SoftBank can elect to receive either up to an additional $5 billion in cash or up to an additional 41.3 million shares of our common stock, which was valued at $13.1 billion as of November 18, 2021. We will issue up to $1.5 billion in restricted stock units to Arm employees after closing. The Signing Consideration was allocated between advanced consideration for the acquisition of $1.36 billion and the prepayment of intellectual property licenses from Arm of $0.17 billion and royalties of $0.47 billion, both with a 20-year term. The Signing Consideration was allocated on a fair value basis and any refund of the Signing Consideration will use stated values in the Purchase Agreement. The Purchase Agreement can be terminated by either party if the transaction has not closed by September 2022, subject to certain qualifications. If the transaction does not close due to failure to receive regulatory approval, and all other covenants have been met, we will not be refunded $1.25 billion of the advanced consideration for the acquisition we paid at signing.
The closing of the acquisition is subject to customary closing conditions, including receipt of specified governmental and regulatory consents and approvals and the expiration of any related mandatory waiting period, and Arm's implementation of the reorganization and distribution of Arm’s IoT Services Group and certain other assets and liabilities.
We are seeking regulatory approval in the United States, the United Kingdom, the European Union, China and other jurisdictions. Regulators at the United States Federal Trade Commission, or the FTC, have expressed concerns regarding the transaction, and we are engaged in discussions with the FTC regarding remedies to address those concerns. The transaction has been under the review of China’s antitrust authority, pending the formal case initiation. Regulators in the United Kingdom and the European Union declined to approve the transaction in Phase 1 of their review processes, expressed numerous concerns, began a more in-depth Phase 2 review on the transaction’s impact on competition, and, in the United Kingdom, a Phase 2 review of the impact on the United Kingdom’s national security interests. Although regulators and some Arm licensees have expressed concerns or objected to the transaction, we continue to believe in the merits and benefits of the acquisition to Arm, its licensees, and the industry.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Supplemental Unaudited Pro Forma Information
The following unaudited pro forma financial information summarizes the combined results of operations for NVIDIA and Mellanox as if the companies were combined as of the beginning of fiscal year 2020:

	Pro Forma
	Three Months Ended	Nine Months Ended
	October 25, 2020	October 25, 2020

	(In millions)
Revenue	$4,726	$12,101
Net income	$1,388	$3,267
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
The pro forma results exclude the inventory step-up expense of $161 million for the first nine months of fiscal year 2021. There were no other material nonrecurring adjustments.
Note 3 - Leases
Our lease obligations primarily consist of operating leases for our headquarters complex, domestic and international office facilities, and data center space, with lease periods expiring between fiscal years 2022 and 2035.
Future minimum lease payments under our non-cancelable operating leases as of October 31, 2021, are as follows:

Operating Lease Obligations
(In millions)
Fiscal Year:
2022 (excluding first nine months of fiscal year 2022)	$43
2023	169
2024	152
2025	128
2026	118
2027 and thereafter	385
Total	995
Less imputed interest	112
Present value of net future minimum lease payments	883
Less short-term operating lease liabilities	140
Long-term operating lease liabilities	$743
In addition to our existing operating lease obligations, we have operating leases that are expected to commence between the fourth quarter of fiscal year 2022 and fiscal year 2023 with lease terms of 7 years for $132 million.
Operating lease expenses were $44 million and $37 million for the third quarter of fiscal years 2022 and 2021, respectively, and $125 million and $104 million for the first nine months of fiscal years 2022 and 2021, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Short-term and variable lease expenses for the third quarter and first nine months of fiscal years 2022 and 2021 were not significant.
Other information related to leases was as follows:

	Nine Months Ended
	October 31, 2021	October 25, 2020

	(In millions)
Supplemental cash flows information
Operating cash flows used for operating leases	$114	$103
Operating lease assets obtained in exchange for lease obligations	$230	$147
As of October 31, 2021, our operating leases had a weighted average remaining lease term of 7.3 years and a weighted average discount rate of 2.54%. As of January 31, 2021, our operating leases had a weighted average remaining lease term of 7.6 years and a weighted average discount rate of 2.87%.
Note 4 - Stock-Based Compensation
Our stock-based compensation expense is associated with restricted stock units, or RSUs, performance stock units that are based on our corporate financial performance targets, or PSUs, performance stock units that are based on market conditions, or market-based PSUs, and our employee stock purchase plan, or ESPP.
Our Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts allocated to inventory, as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2021	October 25, 2020	October 31, 2021	October 25, 2020

	(In millions)
Cost of revenue	$44	$28	$102	$62
Research and development	363	232	935	594
Sales, general and administrative	152	123	416	325
Total	$559	$383	$1,453	$981
Equity Award Activity
The following is a summary of equity award transactions under our equity incentive plans:

	RSUs, PSUs, and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

	(In millions, except per share data)
Balances, January 31, 2021	59	$66.17
Granted	17	$184.63
Vested restricted stock	(23)	$62.39
Canceled and forfeited	(1)	$80.50
Balances, October 31, 2021	52	$107.42
As of October 31, 2021, there was $5.16 billion of aggregate unearned stock-based compensation expense, net of forfeitures. This amount is expected to be recognized over a weighted average period of 2.6 years for RSUs, PSUs, and market-based PSUs, and 1 year for ESPP.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 – Net Income Per Share
The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Nine Months Ended
	October 31,	October 25,	October 31,	October 25,
	2021	2020	2021	2020

	(In millions, except per share data)
Numerator:
Net income	$2,464	$1,336	$6,749	$2,875
Denominator:
Basic weighted average shares	2,499	2,472	2,493	2,464
Dilutive impact of outstanding equity awards	39	48	39	40
Diluted weighted average shares	2,538	2,520	2,532	2,504
Net income per share:
Basic (1)	$0.99	$0.54	$2.71	$1.17
Diluted (2)	$0.97	$0.53	$2.67	$1.15
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	2	—	21	32
(1)    Calculated as net income divided by basic weighted average shares.
(2)    Calculated as net income divided by diluted weighted average shares.
Note 6 – Income Taxes
We recognized an income tax expense of $174 million and $327 million for the third quarter and first nine months of fiscal year 2022, respectively, and an income tax expense of $12 million and $64 million for the third quarter and first nine months of fiscal year 2021, respectively. The income tax expense as a percentage of income before income tax was 6.6% and 4.6% for the third quarter and first nine months of fiscal year 2022, respectively, and 0.9% and 2.2% for the third quarter and first nine months of fiscal year 2021, respectively.
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
The increase in our effective tax rate for the third quarter and first nine months of fiscal year 2022 as compared to the same periods of fiscal year 2021 was primarily due to an increase in the amount of earnings subject to U.S. tax, and a decreased impact of tax benefits from stock-based compensation and the U.S. federal research tax credit, partially offset, for the first nine months, by the discrete benefit of the Domestication.
Our effective tax rate for the first nine months of fiscal year 2021 was lower than the U.S. federal statutory rate of 21% due to income earned in jurisdictions that are subject to taxes lower than the U.S. federal statutory tax rate, the benefit of the U.S. federal research tax credit, and tax benefits related to stock-based compensation.
Our effective tax rate for the first nine months of fiscal year 2022 was lower than the U.S. federal statutory rate of 21% due to tax benefits from the foreign-derived intangible income deduction, income earned in jurisdictions that are subject to taxes lower than the U.S. federal statutory tax rate, the discrete benefit of the Domestication, and tax benefits related to stock-based compensation and the U.S. federal research tax credit.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of October 31, 2021, we intend to indefinitely reinvest approximately $1.7 billion and $231 million of cumulative undistributed earnings held by certain subsidiaries in Israel and the United Kingdom, respectively. We have not provided the amount of unrecognized deferred tax liabilities for temporary differences related to these investments as the determination of such amount is not practicable.
For the first nine months of fiscal year 2022, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions. We are currently under examination by the Internal Revenue Service for our fiscal years 2018 and 2019. Additionally, there have been no material changes to our unrecognized tax benefits and any related interest or penalties since the fiscal year ended January 31, 2021.
While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon review, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of October 31, 2021, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next 12 months.
Note 7 - Cash Equivalents and Marketable Securities
Our cash equivalents and marketable securities related to debt securities are classified as “available-for-sale” debt securities.
The following is a summary of cash equivalents and marketable securities as of October 31, 2021 and January 31, 2021:

	October 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	$9,179	$2	$(1)	$9,180	$135	$9,045
Debt securities issued by the United States Treasury	4,887	—	(2)	4,885	195	4,690
Debt securities issued by United States government agencies	2,861	—	—	2,861	307	2,554
Certificates of deposit	1,512	—	—	1,512	32	1,480
Money market funds	360	—	—	360	360	—
Foreign government bonds	241	—	—	241	—	241
Total	$19,040	$2	$(3)	$19,039	$1,029	$18,010

	January 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	$4,442	$2	$—	$4,444	$234	$4,210
Debt securities issued by United States government agencies	2,975	1	—	2,976	28	2,948
Debt securities issued by the United States Treasury	2,846	—	—	2,846	25	2,821
Certificates of deposit	705	—	—	705	37	668
Money market funds	313	—	—	313	313	—
Foreign government bonds	67	—	—	67	—	67
Total	$11,348	$3	$—	$11,351	$637	$10,714
Net realized gains and unrealized gains and losses were not significant for all periods presented.
The amortized cost and estimated fair value of cash equivalents and marketable securities as of October 31, 2021 and January 31, 2021 are shown below by contractual maturity.

	October 31, 2021		January 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(In millions)
Less than one year	$16,243	$16,244	$10,782	$10,783
Due in 1 - 5 years	2,797	2,795	566	568
Total	$19,040	$19,039	$11,348	$11,351
Note 8 – Fair Value of Financial Assets and Liabilities
The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. We review fair value hierarchy classification on a quarterly basis.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

		Fair Value at
	Pricing Category	October 31, 2021	January 31, 2021

		(In millions)
Assets
Cash equivalents and marketable securities:
Money market funds	Level 1	$360	$313
Corporate debt securities	Level 2	$9,180	$4,444
Debt securities issued by the United States Treasury	Level 2	$4,885	$2,846
Debt securities issued by United States government agencies	Level 2	$2,861	$2,976
Certificates of deposit	Level 2	$1,512	$705
Foreign government bonds	Level 2	$241	$67
Other assets (Investment in non-affiliated entities):
Publicly-held equity security (1)	Level 1	$136	$—
Privately-held equity securities	Level 3	$172	$144

Liabilities (2)
2.20% Notes Due 2021	Level 2	$—	$1,011
0.309% Notes Due 2023	Level 2	$1,247	$—
0.584% Notes Due 2024	Level 2	$1,244	$—
3.20% Notes Due 2026	Level 2	$1,086	$1,124
1.55% Notes Due 2028	Level 2	$1,233	$—
2.85% Notes Due 2030	Level 2	$1,597	$1,654
2.00% Notes Due 2031	Level 2	$1,239	$—
3.50% Notes Due 2040	Level 2	$1,118	$1,152
3.50% Notes Due 2050	Level 2	$2,285	$2,308
3.70% Notes Due 2060	Level 2	$594	$602
(1)    Unrealized gains of $8 million and $126 million from an investment in a publicly-traded equity security were recorded in other income (expense), net, in the third quarter and first nine months of fiscal year 2022, respectively.
(2)    These liabilities are carried on our Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount and issuance costs.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - Amortizable Intangible Assets and Goodwill
The components of our amortizable intangible assets are as follows:

	October 31, 2021			January 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In millions)
Acquisition-related intangible assets (1)	$3,396	$(1,166)	$2,230	$3,280	$(774)	$2,506
Patents and licensed technology	709	(485)	224	706	(475)	231
Total intangible assets	$4,105	$(1,651)	$2,454	$3,986	$(1,249)	$2,737
(1)    As of October 31, 2021, acquisition-related intangible assets include the fair value of a Mellanox in-process research and development project of $630 million, which has not yet commenced amortization.
Amortization expense associated with intangible assets was $143 million and $418 million for the third quarter and first nine months of fiscal year 2022, respectively, and $174 million and $465 million for the third quarter and first nine months of fiscal year 2021, respectively. Future amortization expense related to the net carrying amount of intangible assets, excluding in-process research and development, as of October 31, 2021 is estimated to be $145 million for the remainder of fiscal year 2022, $576 million in fiscal year 2023, $453 million in fiscal year 2024, $400 million in fiscal year 2025, $117 million in fiscal year 2026, and $133 million in fiscal year 2027 and thereafter.
In both the third quarter and first nine months of fiscal year 2022, goodwill increased by $109 million and intangible assets increased by $119 million from acquisitions. We assigned $96 million of the increase in goodwill to our Compute & Networking segment and assigned $13 million of the increase to our Graphics segment.
Note 10 - Balance Sheet Components
Certain balance sheet components are as follows:

	October 31,	January 31,
	2021	2021

Inventories:	(In millions)
Raw materials	$755	$632
Work in-process	538	457
Finished goods	940	737
Total inventories	$2,233	$1,826

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	October 31,	January 31,
	2021	2021

Other assets:	(In millions)
Prepaid supply agreements	$1,606	$—
Advanced consideration for acquisition	1,357	1,357
Prepaid royalties	416	440
Investment in non-affiliated entities	308	144
Deposits	22	136
Other	52	67
Total other assets	$3,761	$2,144

	October 31,	January 31,
	2021	2021

Accrued and Other Current Liabilities:	(In millions)
Customer program accruals	$857	$630
Deferred revenue (1)	298	288
Accrued payroll and related expenses	295	297
Operating leases	140	121
Licenses and royalties	108	128
Product warranty and return provisions	45	39
Coupon interest on debt obligations	37	74
Taxes payable	36	61
Professional service fees	30	26
Other	102	61
Total accrued and other current liabilities	$1,948	$1,725
(1)    Deferred revenue primarily includes customer advances and deferrals related to license and development arrangements and post-contract customer support, or PCS.

	October 31,	January 31,
	2021	2021

Other Long-Term Liabilities:	(In millions)
Income tax payable (1)	$1,051	$836
Deferred income tax	225	241
Deferred revenue (2)	191	163
Employee benefits	38	33
Licenses payable	21	56
Other	9	46
Total other long-term liabilities	$1,535	$1,375
(1)    As of October 31, 2021, income tax payable represents the long-term portion of the one-time transition tax payable of $251 million, unrecognized tax benefits of $578 million, related interest and penalties of $60 million, and other foreign long-term tax payable of $162 million.
(2)    Deferred revenue primarily includes deferrals related to PCS.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Deferred Revenue
The following table shows the changes in deferred revenue during the first nine months of fiscal years 2022 and 2021:

	October 31,	October 25,
	2021	2020

	(In millions)
Balance at beginning of period	$451	$201
Deferred revenue added during the period	621	361
Addition due to business combinations	—	75
Revenue recognized during the period	(583)	(255)
Balance at end of period	$489	$382
Revenue related to remaining performance obligations represents the contracted license, development arrangements and PCS that has not been recognized. This includes deferred revenue currently recorded and amounts that will be invoiced in future periods. As of October 31, 2021, $620 million of revenue related to performance obligations had not been recognized, of which we expect to recognize approximately 49% over the next 12 months and the remainder thereafter. This excludes revenue related to performance obligations for contracts with a length of one year or less.
Note 11 - Derivative Financial Instruments
We enter into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. These contracts are designated as cash flow hedges for hedge accounting treatment. Gains or losses on the contracts are recorded in accumulated other comprehensive income or loss and reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur. The fair value of the contracts was not significant as of October 31, 2021 and January 31, 2021.
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

The table below presents the notional value of our foreign currency forward contracts outstanding as of October 31, 2021 and January 31, 2021:

	October 31, 2021	January 31, 2021

	(In millions)
Designated as cash flow hedges	$949	$840
Not designated for hedge accounting	$430	$441
As of October 31, 2021, all designated foreign currency forward contracts mature within 18 months. The expected realized gains and losses deferred into accumulated other comprehensive income or loss related to foreign currency forward contracts within the next 12 months was not significant.
During the first nine months of fiscal years 2022 and 2021, the impact of derivative financial instruments designated for hedge accounting treatment on other comprehensive income or loss was not significant.
Note 12 - Debt
Long-Term Debt
In June 2021, we issued $1.25 billion of the 0.309% Notes Due 2023, $1.25 billion of the 0.584% Notes Due 2024, $1.25 billion of the 1.55% Notes Due 2028, and $1.25 billion of the 2.00% Notes Due 2031, or collectively, the June 2021 Notes. Interest on the 0.584% Notes Due 2024 is payable on June 14 and December 14 of each year, beginning on

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

December 14, 2021. Interest on all other series of the June 2021 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2021. We may redeem the June 2021 Notes for cash prior to maturity. However, no make-whole premium will be paid for redemptions of the Notes Due 2023 on or after June 15, 2022, the Notes Due 2024 on or after June 14, 2023, the Notes Due 2028 on or after April 15, 2028, or the Notes Due 2031 on or after March 15, 2031. The net proceeds from the June 2021 Notes were $4.98 billion, after deducting debt discount and issuance costs.
In March 2020, we issued $1.50 billion of the 2.85% Notes Due 2030, $1.00 billion of the 3.50% Notes Due 2040, $2.00 billion of the 3.50% Notes Due 2050, and $500 million of the 3.70% Notes Due 2060, or collectively, the March 2020 Notes. Interest on the March 2020 Notes is payable on April 1 and October 1 of each year.
On August 16, 2021, we repaid the $1.00 billion of 2.20% Notes Due 2021. Interest on the $1.00 billion of the 3.20% Notes Due 2026, or September 2016 Notes, is payable on March 16 and September 16 of each year.
The September 2016 Notes, the March 2020 Notes, and the June 2021 Notes, or collectively, the Notes, are our unsecured senior obligations. All existing and future liabilities of our subsidiaries will be effectively senior to the Notes.
The carrying value of the Notes and the associated interest rates were as follows:

	Expected Remaining Term (years)	Effective Interest Rate	October 31, 2021	January 31, 2021

			(In millions)
2.20% Notes Due 2021	—	2.38%	$—	$1,000
0.309% Notes Due 2023	1.6	0.41%	1,250	—
0.584% Notes Due 2024	2.6	0.66%	1,250	—
3.20% Notes Due 2026	4.9	3.31%	1,000	1,000
1.55% Notes Due 2028	6.6	1.64%	1,250	—
2.85% Notes Due 2030	8.4	2.93%	1,500	1,500
2.00% Notes Due 2031	9.6	2.09%	1,250	—
3.50% Notes Due 2040	18.4	3.54%	1,000	1,000
3.50% Notes Due 2050	28.4	3.54%	2,000	2,000
3.70% Notes Due 2060	38.4	3.73%	500	500
Unamortized debt discount and issuance costs			(56)	(37)
Net carrying amount			10,944	6,963
Less short-term portion			—	(999)
Total long-term portion			$10,944	$5,964
As of October 31, 2021, we were in compliance with the required covenants under the Notes.
Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of October 31, 2021, we had not issued any commercial paper.
Note 13 - Commitments and Contingencies
Purchase Obligations
Our purchase obligations primarily include our commitments to purchase components used to manufacture our products, including long-term supply agreements, certain software and technology licenses, other goods and services and long-lived assets.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We recently entered into several long-term supply agreements, under which we have made advance payments and have $1.79 billion remaining unpaid. As of October 31, 2021, we had outstanding inventory purchase and long-term supply obligations totaling $6.90 billion, inclusive of the $1.79 billion, and other purchase obligations totaling $935 million.
Total future unconditional purchase commitments as of October 31, 2021, are as follows:

Commitments
(In millions)
Fiscal Year:
2022 (excluding first nine months of fiscal year 2022)	$2,944
2023	4,637
2024	172
2025	52
2026	28
Total	$7,833
Accrual for Product Warranty Liabilities
The estimated amount of product warranty liabilities was $32 million and $22 million as of October 31, 2021 and January 31, 2021, respectively, and the activities were not significant.
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
The putative derivative actions initially filed September 24, 2019 and pending in the United States District Court for the District of Delaware, Lipchitz v. Huang, et al. (Case No. 1:19-cv-01795-UNA) and Nelson v. Huang, et. al. (Case No. 1:19-

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

cv-01798- UNA), remain stayed pending resolution of the plaintiffs’ appeal in the In Re NVIDIA Corporation Securities Litigation action. The lawsuits assert claims for breach of fiduciary duty, unjust enrichment, insider trading, misappropriation of information, corporate waste and violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act based on the dissemination of allegedly false, and misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand. The plaintiffs seek unspecified damages and other relief, including disgorgement of profits from the sale of NVIDIA stock and unspecified corporate governance measures.
Accounting for Loss Contingencies
As of October 31, 2021, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, except as specifically described above, any possible loss or range of loss in these matters cannot be reasonably estimated at this time. We are engaged in legal actions not described above arising in the ordinary course of business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.
Note 14 - Shareholders’ Equity
Capital Return Program
Beginning August 2004, our Board of Directors authorized us to repurchase our stock.
Through October 31, 2021, we have repurchased an aggregate of 1.04 billion shares under our share repurchase program for a total cost of $7.08 billion. All shares delivered from these repurchases have been placed into treasury stock. As of October 31, 2021, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $7.24 billion through December 2022.
During the third quarter and first nine months of fiscal year 2022, we paid $100 million and $298 million in cash dividends to our shareholders, respectively. During the third quarter and first nine months of fiscal year 2021, we paid $99 million and $296 million in cash dividends to our shareholders, respectively.
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

	Graphics	Compute & Networking	All Other	Consolidated

	(In millions)
Three Months Ended October 31, 2021
Revenue	$4,092	$3,011	$—	$7,103
Operating income (loss)	$2,160	$1,332	$(821)	$2,671

Three Months Ended October 25, 2020
Revenue	$2,787	$1,939	$—	$4,726
Operating income (loss)	$1,345	$738	$(685)	$1,398

Nine Months Ended October 31, 2021
Revenue	$11,450	$7,821	$—	$19,271
Operating income (loss)	$6,073	$3,227	$(2,229)	$7,071

Nine Months Ended October 25, 2020
Revenue	$6,778	$4,894	$—	$11,672
Operating income (loss)	$3,092	$1,880	$(1,947)	$3,025

	Three Months Ended		Nine Months Ended
	October 31, 2021	October 25, 2020	October 31, 2021	October 25, 2020

	(In millions)
Reconciling items included in "All Other" category:
Stock-based compensation expense	$(559)	$(383)	$(1,453)	$(981)
Acquisition-related and other costs	(156)	(192)	(482)	(669)
Unallocated cost of revenue and operating expenses	(106)	(89)	(286)	(259)
IP-related costs	—	(21)	(8)	(38)
Total	$(821)	$(685)	$(2,229)	$(1,947)

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on the invoicing address by geographic regions:

	Three Months Ended		Nine Months Ended
	October 31,	October 25,	October 31,	October 25,
	2021	2020	2021	2020

	(In millions)
Revenue:
Taiwan	$2,187	$1,296	$5,932	$3,062
China (including Hong Kong)	2,017	1,113	5,128	2,727
Other Asia Pacific	1,067	955	3,115	2,260
United States	1,126	890	2,890	2,331
Europe	340	247	1,150	741
Other countries	366	225	1,056	551
Total revenue	$7,103	$4,726	$19,271	$11,672
The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Three Months Ended		Nine Months Ended
	October 31,	October 25,	October 31,	October 25,
	2021	2020	2021	2020

	(In millions)
Revenue:
Gaming	$3,221	$2,271	$9,042	$5,264
Data Center	2,936	1,900	7,350	4,793
Professional Visualization	577	236	1,468	746
Automotive	135	125	441	391
OEM and Other	234	194	970	478
Total revenue	$7,103	$4,726	$19,271	$11,672
No customer represented 10% or more of total revenue for the third quarter and first nine months of fiscal years 2022 or 2021.
One customer represented 14% and 16% of our accounts receivable balance as of October 31, 2021 and January 31, 2021, respectively.

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
NVIDIA, the NVIDIA logo, GeForce, GeForce NOW, Mellanox, NVIDIA AI Enterprise, NVIDIA Clara, NVIDIA DRIVE Orin, NVIDIA Jetson AGX Orin, NVIDIA Omniverse, NVIDIA ReOpt, NVIDIA RTX, NVIDIA Triton Inference Server and Quadro, are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and/or other countries. Other company and product names may be trademarks of the respective companies with which they are associated. Features, pricing, availability, and specifications are subject to change without notice.
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
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Recent Developments, Future Objectives and Challenges
Pending Acquisition of Arm Limited
On September 13, 2020, we entered into the Purchase Agreement with Arm and SoftBank to acquire, from SoftBank, all allotted and issued ordinary shares of Arm in a transaction valued at $40 billion. We paid the Signing Consideration, and will pay upon closing of the acquisition $10 billion in cash and issue to SoftBank 177.5 million shares of our common stock, which had an aggregate value of $21.5 billion as of the date of the Purchase Agreement, and was valued at $56.2 billion as of November 18, 2021. The transaction includes a potential earn out, which is contingent on the achievement of certain financial performance targets by Arm during the fiscal year ending March 31, 2022. If the financial targets are achieved, SoftBank can elect to receive either up to an additional $5 billion in cash or up to an additional 41.3 million shares of our common stock, which was valued at $13.1 billion as of November 18, 2021. We will issue up to $1.5 billion in restricted stock units to Arm employees after closing. The Signing Consideration was allocated between advanced consideration for the acquisition of $1.36 billion and the prepayment of intellectual property licenses from Arm of $0.17 billion and royalties of $0.47 billion, both with a 20-year term. The Signing Consideration was allocated on a fair value basis and any refund of the Signing Consideration will use stated values in the Purchase Agreement. The Purchase Agreement can be terminated by either party if the transaction has not closed by September 2022, subject to certain qualifications. If the transaction does not close due to failure to receive regulatory approval, and all other covenants have been met, we will not be refunded $1.25 billion of the advanced consideration for the acquisition we paid at signing.
The closing of the acquisition is subject to customary closing conditions, including receipt of specified governmental and regulatory consents and approvals and the expiration of any related mandatory waiting period, and Arm's implementation of the reorganization and distribution of Arm’s IoT Services Group and certain other assets and liabilities.
We are seeking regulatory approval in the United States, the United Kingdom, the European Union, China and other jurisdictions. Regulators at the FTC have expressed concerns regarding the transaction, and we are engaged in discussions with the FTC regarding remedies to address those concerns. The transaction has been under the review of China’s antitrust authority, pending the formal case initiation. Regulators in the United Kingdom and the European Union declined to approve the transaction in Phase 1 of their review processes, expressed numerous concerns, began a more in-depth Phase 2 review on the transaction’s impact on competition, and, in the United Kingdom, a Phase 2 review of the impact on the United Kingdom’s national security interests. Although regulators and some Arm licensees have expressed concerns or objected to the transaction, we continue to believe in the merits and benefits of the acquisition to Arm, its licensees, and the industry.
Demand
Demand for our products is based on many factors, including our product introductions, time to market, transitions, competitor product releases and announcements, and competing technologies, all of which can impact the timing and volume of our revenue. GPUs have many use cases including their intended marketed use case. GPUs can be used for cryptocurrency mining, though we do not have visibility into how much of our GPU usage is for cryptocurrency mining nor the future demand for GPUs to mine cryptocurrency. Volatility in the cryptocurrency market, including new compute technologies, price changes in cryptocurrencies, changes in government cryptocurrency policies and regulations, and new cryptocurrency standards can impact cryptocurrency demand, and further impact demand for our products and our ability to estimate demand for our products. Changes to cryptocurrency standards and processes including, but not limited to, the pending Ethereum 2.0 standard may decrease the usage of GPUs for Ethereum mining and may also create increased aftermarket resale of our GPUs, impact retail prices for our GPUs, increase returns of our products in the distribution channel, and may reduce demand for our new GPUs. We have introduced Lite Hash Rate, or LHR, GeForce GPUs with limited Ethereum mining capability. During the third quarter of fiscal year 2022, nearly all our desktop Ampere architecture GeForce GPU shipments were LHR in our effort to direct GeForce to gamers. There have been aftermarket attempts to increase the Ethereum mining capability of our LHR cards. Additionally, consumer and enterprise behavior during the COVID-19 pandemic has made it more difficult for us to estimate future demand, and these challenges may be more pronounced or volatile in the future on both a global and regional basis if and when the effects of the pandemic subside. In estimating demand and evaluating trends, we make multiple assumptions, any of which may prove to be incorrect.
Supply
Our products are manufactured based on estimates of customers’ future demand and our manufacturing lead times are very long. This could lead to a significant mismatch between supply and demand, giving rise to product shortages or excess inventory, and make our demand forecast more uncertain. We sell many of our products through a channel model, and our channel customers sell to retailers, distributors, and/or end customers. As a result, the decisions made by our channel partners, retailers, and distributors in response to changing market conditions and the changing demand for our products could impact our ability to properly forecast demand. To have shorter shipment lead times and quicker delivery schedules for our customers, we may build finished products and maintain inventory for anticipated periods of growth which do not occur, anticipating demand that does not materialize, or for what we believe is pent-up demand. We expect to remain supply-constrained into fiscal year 2023. We have placed non-cancellable inventory orders for certain products in advance of our normal lead times, paid premiums and provided deposits to secure normal and incremental future supply and capacity and may need to continue to do so in the future. Ordering product in advance of our normal lead times to secure supply in a constrained environment may trigger excess inventory or other charges if there is a partial or complete reduction in long term demand for our products or if such demand is served by our competitors. Given our long lead times on inventory purchasing, demand may be perishable or may disappear.
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
The COVID-19 pandemic continues to evolve and affect our business and financial results. During the third quarter of fiscal year 2022, our Gaming, Data Center and Professional Visualization market platforms have benefited from stronger demand as people continue to work, learn, and play from home. As our own offices begin to reopen, we expect to incur incremental expenses as we resume onsite services and related in-office costs.
As the COVID-19 pandemic continues, the timing and overall demand from customers and the availability of supply chain, rising inflation, logistical services and component supply may have a material net negative impact on our business and financial results.
We believe our existing balances of cash, cash equivalents and marketable securities, along with commercial paper arrangements, will be sufficient to satisfy our working capital needs, capital asset purchases, dividends, debt repayments and other liquidity requirements associated with our existing operations.
Third Quarter of Fiscal Year 2022 Summary

	Three Months Ended
	October 31, 2021	August 1, 2021	October 25, 2020	Quarter-over-Quarter Change	Year-over-Year Change

	($ in millions, except per share data)
Revenue	$7,103	$6,507	$4,726	9%	50%
Gross margin	65.2%	64.8%	62.6%	40 bps	260 bps
Operating expenses	$1,960	$1,771	$1,562	11%	25%
Income from operations	$2,671	$2,444	$1,398	9%	91%
Net income	$2,464	$2,374	$1,336	4%	84%
Net income per diluted share	$0.97	$0.94	$0.53	3%	83%
We specialize in markets where our computing platforms can provide tremendous acceleration for applications. These platforms incorporate processors, interconnects, software, algorithms, systems, and services to deliver unique value. Our platforms address four large markets where our expertise is critical: Gaming, Data Center, Professional Visualization, and Automotive.
Revenue for the third quarter of fiscal year 2022 was $7.10 billion, up 50% from a year earlier.
Gaming revenue was up 42% from a year ago and up 5% sequentially, reflecting higher sales of GeForce GPUs. We benefited from strong demand for our NVIDIA Ampere architecture products leading into the holiday season. Nearly all our desktop Ampere architecture GeForce GPU shipments are LHR in our effort to direct GeForce to gamers.
Data Center revenue was up 55% from a year ago and up 24% sequentially, driven by sales of NVIDIA Ampere architecture products to hyperscale customers for cloud computing and workloads such as natural language processing and deep recommender models, as well as to vertical industries.
Professional Visualization revenue was up 144% from a year earlier and up 11% sequentially, driven by NVIDIA Ampere architecture products, with growth in desktop and notebook workstation GPUs as enterprises deploy systems to support hybrid work environments.

Automotive revenue was up 8% from a year earlier and down 11% sequentially. The year-on-year growth was due to the ramp of self-driving programs, while the sequential decline was related to automotive makers’ supply constraints.
OEM and Other revenue was up 21% from a year ago and down 43% sequentially. The year-on-year growth reflects CMP revenue of $105 million this quarter. The sequential decline primarily reflects lower CMP revenue.
GAAP gross margin for the third quarter was up 260 basis points from a year earlier, primarily due to a higher-end mix within desktop and notebook GeForce GPUs. The year-on-year increase also benefited from a reduced impact of acquisition-related costs. Sequentially, gross margin was up 40 basis points primarily due to growth in Data Center, partially offset by a mix shift in Gaming.
Operating expenses for the third quarter were up 25% from a year earlier and up 11% sequentially. The year-on-year increase was primarily driven by compensation-related costs relating to employee growth and higher infrastructure costs. The sequential increase was primarily driven by development materials and employee growth.
Income from operations was $2.67 billion, up 91% from a year earlier and up 9% sequentially. Net income was $2.46 billion. Net income per diluted share was $0.97, up 83% from a year earlier and up 3% sequentially.
Cash, cash equivalents and marketable securities were $19.30 billion, up from $10.14 billion a year earlier and down from $19.65 billion in the prior quarter. The year-on-year increase reflects $5 billion of debt issuance proceeds and operating cash flow generation. The sequential decrease primarily reflects prepayments for long-term supply, $1 billion of debt maturity and business acquisitions.
We paid $100 million in quarterly cash dividends in the third quarter.
Market Platform Highlights
At our recent GTC conference, we announced general availability of NVIDIA Omniverse Enterprise; 65 new and updated software development kits, including NVIDIA Riva, Modulus, ReOpt, Morpheus, cuNumeric, and Clara Holoscan; tools for developing and deploying large language models, including NVIDIA NeMo Megatron; new capabilities in the open source NVIDIA Triton Inference Server software; the NVIDIA Quantum-2 400Gbps switch and end-to-end networking platform; and NVIDIA Jetson AGX Orin for edge AI and autonomous machines.
Additionally, in our Gaming platform during the third quarter of fiscal year 2022, we announced RTX capabilities coming to blockbuster titles; announced new RTX-accelerated AI features in Adobe applications; and introduced a new high-performance membership tier to GeForce NOW.
In our Data Center platform, we announced plans to build Earth-2, an AI supercomputer dedicated to addressing the global climate change crisis; announced the availability of NVIDIA AI Enterprise; expanded NVIDIA LaunchPad; and announced further collaboration with VMware to develop an AI-ready enterprise platform based on VMware vSphere with Tanzu.
In our Professional Visualization platform, we announced the general availability of NVIDIA Omniverse Enterprise.
In our Automotive platform, we announced that NVIDIA DRIVE Orin is being used by autonomous truck company Kodiak Robotics, automaker Lotus, autonomous driving-solutions provider QCraft and EV startup WM Motor.
Financial Information by Business Segment and Geographic Data
Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for disclosure regarding segment information.

Results of Operations
The following table sets forth, for the periods indicated, certain items in our Condensed Consolidated Statements of Income expressed as a percentage of revenue.

	Three Months Ended		Nine Months Ended
	October 31, 2021	October 25, 2020	October 31, 2021	October 25, 2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	34.8	37.4	35.3	38.0
Gross profit	65.2	62.6	64.7	62.0
Operating expenses
Research and development	19.8	22.2	19.7	23.8
Sales, general and administrative	7.8	10.9	8.3	12.3
Total operating expenses	27.6	33.1	28.0	36.1
Income from operations	37.6	29.5	36.7	25.9
Interest income	0.1	0.1	0.1	0.4
Interest expense	(0.9)	(1.1)	(0.9)	(1.1)
Other, net	0.3	(0.1)	0.8	—
Other income (expense), net	(0.5)	(1.1)	—	(0.7)
Income before income tax	37.1	28.4	36.7	25.2
Income tax expense	2.4	0.3	1.7	0.5
Net income	34.7%	28.1%	35.0%	24.7%
Revenue
Revenue by Reportable Segments

	Three Months Ended				Nine Months Ended
	October 31, 2021	October 25, 2020	$ Change	% Change	October 31, 2021	October 25, 2020	$ Change	% Change

	($ in millions)
Graphics	$4,092	$2,787	$1,305	47%	$11,450	$6,778	$4,672	69%
Compute & Networking	3,011	1,939	1,072	55%	7,821	4,894	2,927	60%
Total	$7,103	$4,726	$2,377	50%	$19,271	$11,672	$7,599	65%
Graphics - Graphics segment revenue increased 47% in the third quarter of fiscal year 2022 compared to the third quarter of fiscal year 2021 and 69% in the first nine months of fiscal year 2022 compared to the first nine months of fiscal year 2021, reflecting strong demand for our NVIDIA Ampere architecture products. Additionally, revenue increased from growth in desktop and mobile workstation GPUs.
Compute & Networking - Compute & Networking segment revenue increased 55% for the third quarter of fiscal year 2022 compared to the third quarter of fiscal year 2021 and 60% in the first nine months of fiscal year 2022 compared to the first nine months of fiscal year 2021. Year-on-year growth in the third quarter was driven by sales of NVIDIA Ampere architecture products to vertical industries, and to hyperscale customers for cloud computing and workloads such as natural language processing and deep recommender models. The increase in the first nine months of fiscal year 2022 also reflects the addition of Mellanox, which we acquired on April 27, 2020, and CMP products.
Concentration of Revenue
Revenue from sales to customers outside of the United States accounted for 84% and 85% of total revenue for the third quarter and first nine months of fiscal year 2022, respectively, and 81% and 80% of total revenue for the third quarter and first nine months of fiscal year 2021, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.
No customer represented 10% or more of total revenue for the third quarter and first nine months of fiscal years 2022 or 2021.
Gross Margin
Our overall gross margin increased to 65.2% and 64.7% for the third quarter and first nine months of fiscal year 2022, respectively, from 62.6% and 62.0% for the third quarter and first nine months of fiscal year 2021, respectively. The year-on-year increase in the third quarter was primarily due to a higher-end mix within desktop and notebook GeForce GPUs, reflecting strong demand for our Ampere architecture. The increase in the first nine months was primarily due to a higher-end mix within desktop and notebook GeForce GPUs, partially offset by a mix shift within the Compute & Networking segment. These increases also benefited from a reduced impact of acquisition-related costs.
Inventory provisions totaled $107 million and $15 million for the third quarter of fiscal years 2022 and 2021, respectively. Sales of inventory that was previously written-off or -down totaled $48 million and $29 million for the third quarter of fiscal years 2022 and 2021, respectively. As a result, the overall net effect on our gross margin was an unfavorable impact of 0.8% and a favorable impact of 0.3% in the third quarter of fiscal years 2022 and 2021, respectively.
Inventory provisions totaled $238 million and $96 million for the first nine months of fiscal years 2022 and 2021, respectively. Sales of inventory that was previously written-off or -down totaled $89 million and $116 million for the first nine months of fiscal years 2022 and 2021, respectively. As a result, the overall net effect on our gross margin was an unfavorable impact of 0.8% and a favorable impact of 0.2% in the first nine months of fiscal years 2022 and 2021, respectively.
A discussion of our gross margin results for each of our reportable segments is as follows:
Graphics - The gross margin of our Graphics segment increased during the third quarter and first nine months of fiscal year 2022 compared to the third quarter and first nine months of fiscal year 2021, primarily due to a higher-end mix within desktop and notebook GeForce GPUs.
Compute & Networking - The gross margin of our Compute & Networking segment increased during the third quarter of fiscal year 2022 compared to the third quarter of fiscal year 2021 due to higher average selling prices of our compute products, partially offset by product mix. The gross margin of our Compute & Networking segment decreased during the first nine months of fiscal year 2022 compared to the first nine months of fiscal year 2021, primarily due to a shift in product mix, partially offset by higher average selling prices of our compute products and a reduced contribution from Automotive solutions.
Operating Expenses

	Three Months Ended				Nine Months Ended
	October 31, 2021	October 25, 2020	$ Change	% Change	October 31, 2021	October 25, 2020	$ Change	% Change

	($ in millions)
Research and development expenses	$1,403	$1,047	$356	34%	$3,802	$2,778	$1,024	37%
% of net revenue	20%	22%			20%	24%
Sales, general and administrative expenses	557	515	42	8%	1,603	1,437	166	12%
% of net revenue	8%	11%			8%	12%
Total operating expenses	$1,960	$1,562	$398	25%	$5,405	$4,215	$1,190	28%

Research and Development
Research and development expenses increased by 34% during the third quarter of fiscal year 2022 compared to the third quarter of fiscal year 2021, primarily driven by employee additions and higher employee compensation, including stock-based compensation, and infrastructure costs.
Research and development expenses increased by 37% during the first nine months of fiscal year 2022 compared to the first nine months of fiscal year 2021, primarily driven by employee additions and higher employee compensation, including stock-based compensation, infrastructure costs, and the acquisition of Mellanox.
Sales, General and Administrative
Sales, general and administrative expenses increased by 8% during the third quarter of fiscal year 2022 compared to the third quarter of fiscal year 2021, primarily driven by employee additions and higher employee compensation, including stock-based compensation, partially offset by lower amortization of intangible assets.
Sales, general and administrative expenses increased by 12% during the first nine months of fiscal year 2022 compared to the first nine months of fiscal year 2021, primarily driven by employee additions and higher employee compensation, including stock-based compensation, the acquisition of Mellanox, partially offset by lower amortization of intangible assets.
Other Income (Expense), Net
Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $7 million for both the third quarters of fiscal years 2022 and 2021, and $20 million and $50 million during the first nine months of fiscal years 2022 and 2021, respectively. The decrease in interest income was primarily due to lower interest rates earned on our investments.
Interest expense is primarily comprised of coupon interest and debt discount amortization related to our September 2016 Notes, March 2020 Notes, and June 2021 Notes. Interest expense was $62 million and $53 million during the third quarter of fiscal years 2022 and 2021, respectively, and $175 million and $131 million during the first nine months of fiscal years 2022 and 2021, respectively.
Other, net, consists primarily of realized or unrealized gains and losses from investments in non-affiliated entities and the impact of changes in foreign currency rates. Other, net, was an income of $22 million and $160 million during the third quarter and first nine months of fiscal year 2022, respectively, and not significant during the third quarter and first nine months of fiscal year 2021. The increase during the third quarter and first nine months of fiscal year 2022 was primarily due to unrealized gains from our investments in non-affiliated entities. Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our investments in non-affiliated entities.
Income Taxes
We recognized an income tax expense of $174 million and $327 million for the third quarter and first nine months of fiscal year 2022, respectively, and an income tax expense of $12 million and $64 million for the third quarter and first nine months of fiscal year 2021, respectively. The income tax expense as a percentage of income before income tax was 6.6% and 4.6% for the third quarter and first nine months of fiscal year 2022, respectively, and 0.9% and 2.2% for the third quarter and first nine months of fiscal year 2021, respectively.
The increase in our effective tax rate for the third quarter and first nine months of fiscal year 2022 as compared to the same periods of fiscal year 2021 was primarily due to an increase in the amount of earnings subject to U.S. tax, and a decreased impact of tax benefits from stock-based compensation and the U.S. federal research tax credit, partially offset, for the first nine months, by the discrete benefit of the Domestication. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information, including the Domestication.

Liquidity and Capital Resources

	October 31, 2021	January 31, 2021

	(In millions)
Cash and cash equivalents	$1,288	$847
Marketable securities	18,010	10,714
Cash, cash equivalents and marketable securities	$19,298	$11,561

	Nine Months Ended
	October 31, 2021	October 25, 2020

	(In millions)
Net cash provided by operating activities	$6,075	$3,755
Net cash used in investing activities	$(8,244)	$(16,546)
Net cash provided by financing activities	$2,610	$4,146
As of October 31, 2021, we had $19.30 billion in cash, cash equivalents and marketable securities, an increase of $7.74 billion from the end of fiscal year 2021. Our investment policy requires the purchase of highly rated fixed income securities, the diversification of investment types and credit exposures, and certain maturity limits on our portfolio.
Cash provided by operating activities increased in the first nine months of fiscal year 2022 compared to the first nine months of fiscal year 2021, due to higher net income, partially offset by changes in working capital. Changes in working capital were primarily driven by prepayments of $1.65 billion for long-term supply agreements and increases in trade receivables due to higher revenue.
Cash used in investing activities decreased in the first nine months of fiscal year 2022 compared to cash used in the first nine months of fiscal year 2021, primarily driven by the acquisition of Mellanox in the second quarter of fiscal year 2021, and higher marketable securities sales and maturities, partially offset by higher purchases of marketable securities.
Cash provided by financing activities decreased in the first nine months of fiscal year 2022 compared to cash provided in the first nine months of fiscal year 2021, which primarily reflects a debt repayment in the third quarter of fiscal year 2022 and higher tax payments on restricted stock units.
Liquidity
Our primary sources of liquidity are our cash and cash equivalents, our marketable securities, and the cash generated by our operations. As of October 31, 2021, we had $19.30 billion in cash, cash equivalents, and marketable securities. Our marketable securities consist of certificates of deposits and debt securities issued by the U.S. government and its agencies, highly rated corporations and financial institutions, and foreign government entities. These marketable securities are primarily denominated in U.S. dollars. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information. We believe that we have sufficient liquidity to meet our operating requirements for at least the next 12 months, and for the foreseeable future, including our proposed acquisition of Arm and current and future obligations to secure normal and incremental supply. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance our future capital requirements.
We have approximately $1.9 billion of cash, cash equivalents, and marketable securities held outside the U.S. for which we have not accrued any related foreign or state taxes if we repatriate these amounts to the U.S. Other than that, substantially all of our cash, cash equivalents and marketable securities held outside of the U.S. as of October 31, 2021 are available for use in the U.S. without incurring additional U.S. federal income taxes. Following the Domestication, we expect to fully utilize our accumulated U.S. federal research tax credits during fiscal year 2022, resulting in higher cash tax payments starting in fiscal year 2023.
Capital Return to Shareholders
In the first nine months of fiscal year 2022, we paid $298 million in quarterly cash dividends. Our cash dividend program and the payment of future cash dividends under that program are subject to the continuing determination by our Board of Directors that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.

As of October 31, 2021, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $7.24 billion through December 2022. We did not repurchase any shares during the first nine months of fiscal year 2022.
Outstanding Indebtedness and Commercial Paper
As of October 31, 2021, we had outstanding:
•$1.25 billion of Notes Due 2023;
•$1.25 billion of Notes Due 2024;
•$1.00 billion of Notes Due 2026;
•$1.25 billion of Notes Due 2028;
•$1.50 billion of Notes Due 2030;
•$1.25 billion of Notes Due 2031;
•$1.00 billion of Notes Due 2040;
•$2.00 billion of Notes Due 2050; and
•$500 million of Notes Due 2060.
On August 16, 2021, we repaid the $1.00 billion of 2.20% Notes Due 2021.
We have a $575 million commercial paper program to support general corporate purposes. As of October 31, 2021, we had not issued any commercial paper.
Contractual Obligations
We have $163 million of long-term tax liabilities related to tax basis differences in Mellanox and unrecognized tax benefits of $638 million, which includes related interest and penalties of $60 million recorded in non-current income tax payable as of October 31, 2021. We are unable to reasonably estimate the timing of any potential tax liability, interest payments, or penalties in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions. We are currently under examination by the Internal Revenue Service for our fiscal years 2018 and 2019. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information.
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
Climate Change
In the area of sustainability, we continue to address our climate impact across our product lifecycle and to assess relevant risks, including current and emerging regulations and market impacts. We undertake efforts to reduce greenhouse gas emissions, water usage and waste in our data centers, labs and offices, including sourcing a portion of our global electricity from renewable energy. Our investments include sustainability features when opening new offices and new construction to incorporate green building standards, such as our LEED Gold headquarters in Santa Clara, California, and energy-efficient systems and technologies in our data centers. We focus on energy efficiency in our processor design and utilize recyclable packaging to minimize our environmental footprint. To date, there has been no material impact to our results of operations associated with global sustainability regulations, compliance, or costs from sourcing renewable energy. We have announced plans to build the world’s most powerful AI supercomputer, Earth-2, dedicated to predicting climate change.
Adoption of New and Recently Issued Accounting Pronouncements
Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of adoption of a new and recently issued accounting pronouncement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment and Interest Rate Risk
Financial market risks related to investment and interest rate risk are described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. As of October 31, 2021, there have been no material changes, including the impact of the COVID-19 pandemic, to the financial market risks described as of January 31, 2021.
Foreign Exchange Rate Risk
The impact of foreign currency transactions related to foreign exchange rate risk is described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. As of October 31, 2021, there have been no material changes, including the impact of the COVID-19 pandemic, to the foreign exchange rate risks described as of January 31, 2021.
Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information.
ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of October 31, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 and Item 1A of our Quarterly Reports on Form 10-Q for the fiscal quarters ended May 2, 2021 and August 1, 2021.
Before you buy our common stock, you should know that making such an investment involves some risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 and Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarters ended May 2, 2021 and August 1, 2021. Additionally, any one of those risks could harm our business, financial condition and results of operations, which could cause our stock price to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Supply and Manufacturing
We depend on third parties and their technology to manufacture, assemble, test and/or package our products, which reduces our control over product quantity and quality, manufacturing yields, development, enhancement and product delivery schedule and could harm our business.
We do not manufacture the silicon wafers used for our products and do not own or operate a wafer fabrication facility. Instead, we are dependent on industry-leading foundries, such as Taiwan Semiconductor Manufacturing Company Limited and Samsung Electronics Co. Ltd., to manufacture our semiconductor wafers using their fabrication equipment and techniques. Similarly, we do not directly assemble, test or package our products, but instead rely on independent subcontractors. We must continue to scale and adapt our supply chain or it could have an adverse impact on our business. While we may enter into long-term supply and capacity commitments as our business grows or in periods with limited availability of capacity and components in our supply chain, we may not be able to secure sufficient commitments to address our business needs or at all. As a result, we face several significant risks which could have an adverse effect on our ability to meet customer demand and scale our supply chain and/or negatively impact longer-term demand for our products and services, our business operations, gross margin, revenue and/or financial results, including:
•a lack of guaranteed supply of wafers, components and capacity and potential higher wafer and component prices, which could be impacted by our failure to correctly estimate demand and to place orders with our suppliers in sufficient quantities and/or in a timely manner;
•a failure by our foundries or contract manufacturers to procure raw materials or to provide or allocate adequate, or any, manufacturing or test capacity for our products;
•a failure by our foundries to develop, obtain or successfully implement high quality, leading-edge process technologies, including transitions to smaller geometry process technologies such as advanced process node technologies and memory designs needed to manufacture our products profitably or on a timely basis;
•a limited number of suppliers, including foundries, contract manufacturers, assembly and test providers, and memory manufacturers;
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

Risks Related to Our Operating Business
If we fail to estimate customer demand properly or if demand exceeds supply, our financial results could be harmed.
Our products are manufactured based on estimates of customers’ future demand and our manufacturing lead times are very long. This could lead to a significant mismatch between supply and demand, giving rise to product shortages or excess inventory, and make our demand forecast more uncertain. We sell many of our products through a channel model, and our channel customers sell to retailers, distributors, and/or end customers. As a result, the decisions made by our channel partners, retailers, and distributors in response to changing market conditions and the changing demand for our products could impact our ability to properly forecast demand. To have shorter shipment lead times and quicker delivery schedules for our customers, we may build finished products and maintain in inventory for anticipated periods of growth which do not occur, anticipating demand that does not materialize, or for what we believe is pent-up demand. In periods with limited availability of capacity and components in our supply chain, we have placed and may continue to place non-cancellable inventory orders in advance of our normal lead times, pay premiums and/or provide deposits to secure normal and incremental future supply and capacity. Ordering product in advance of our normal lead times to secure supply in a constrained environment may trigger excess inventory or other charges if there is a partial or complete reduction in long term demand for our products or if such demand is served by our competitors, which could negatively impact our financial results. Given our long lead times on inventory purchasing, demand may be perishable or may disappear. Demand for our products is based on many factors, including our product introductions, time to market, and transitions, competitor product releases and announcements, and competing technologies, all of which can impact the timing and volume of our revenue. GPUs have many use cases including their intended marketed use case and other uses. For example, GPUs can be used for digital currency mining, though we do not have visibility into how much of our GPU usage is for cryptocurrency nor the past or future demand for GPU usage in cryptocurrency mining. Volatility in the cryptocurrency market, including new compute technologies, price changes in cryptocurrencies, changes in government cryptocurrency policies and regulations, and new cryptocurrency standards can impact cryptocurrency demand, and further impact demand for our products and our ability to estimate demand for our products. Changes to cryptocurrency standards and processes including, but not limited to, the pending Ethereum 2.0 standard may decrease the usage of GPUs for Ethereum mining and may also create increased aftermarket resales of our GPUs, impact retail prices for our GPUs, increase returns of our products in the distribution channel, and may reduce demand for our new GPUs. Although we have introduced LHR GeForce GPUs with limited Ethereum mining capability in order to address demand from gamers, if attempts in the aftermarket to improve the hash rate capabilities of our LHR cards are successful, our gaming cards may become attractive to miners and increase demand for our GPUs, and therefore exacerbate our ability to supply our cards to gamers or other customers. Additionally, consumer and enterprise behavior during the COVID-19 pandemic, such as increased demand for our Gaming, Data Center and mobile workstation and laptop products and suppressed corporate demand for desktop workstations, has made it more difficult for us to estimate future demand, and these challenges may be more pronounced in the future if and when the effects of the pandemic subside. In estimating demand, we make multiple assumptions, any of which may prove to be incorrect. If we are unable to accurately anticipate demand for our products, our business and financial results could be adversely impacted. Situations that may result in excess or obsolete inventory include:
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
Security breaches, computer malware, phishing, and cyber-attacks continue to become more prevalent and sophisticated. These threats are constantly evolving, making it increasingly difficult to successfully defend against them or implement adequate preventative measures. These attacks have occurred on our systems in the past and are expected to occur in the future. Experienced computer programmers, attackers and employees may penetrate our security controls and misappropriate or compromise our confidential information, or that of our employees or third parties. These attacks may create system disruptions or cause shutdowns. Attackers may also develop and deploy viruses, worms and other malicious software that attacks or otherwise exploits security vulnerabilities in our products and services, including consumer, enterprise and automotive products. For portions of our critical infrastructure, including business management and communication software products, we rely on products and services provided by third parties, potentially exposing us to supply-chain attacks which may impact our systems. Data security breaches may also result from non-technical means, such as actions by an employee with access to our systems. To defend against security threats, both to our internal systems and those of our customers, we must continuously engineer more secure products and enhance security and reliability features, which may result in increased expenses. We must also continue to develop security measures within NVIDIA, ensure our suppliers have appropriate security measures in place, and continue to meet the evolving security requirements of our customers or our business could be negatively impacted.
Actual or perceived breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our partners, our customers or third parties could expose us and the parties affected to a risk of loss or misuse of this information, resulting in litigation and potential liability, paying damages, regulatory inquiries or actions, damage to our brand and reputation or other harm to our business. Reported or perceived vulnerabilities, even if not exploited, can cause us harm. Our efforts to prevent and overcome these and similar challenges could increase our expenses and may not be successful. We may experience interruptions, delays, cessation of service and loss of existing or potential customers. Such disruptions could adversely impact our ability to fulfill orders and interrupt other critical functions. Delayed sales, lower margins or lost customers as a result of these disruptions could adversely affect our financial results, stock price and reputation.
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
•fluctuations in the demand for our products related to cryptocurrencies and COVID-19, as discussed further in the risk factor “If we fail to estimate customer demand properly, our financial results could be harmed” above;
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
•rising inflation and our ability to control costs, including our operating expenses;
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
•increases in our future tax rates, as discussed further in the risk factor “We may have exposure to additional tax liabilities and our operating results may be adversely impacted by higher than expected tax rates” below;
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
We may not be able to realize the potential benefits of business acquisitions or investments, including the Mellanox acquisition and the planned Arm acquisition, and we may not be able to successfully integrate acquisition targets, which could hurt our ability to grow our business, develop new products or sell our products.
We hold and may in the future hold investments in publicly traded companies which could create volatility in our results and may generate losses up to the value of the investment. We have in the past acquired and invested in, and may continue to acquire and invest in, other businesses that offer products, services and technologies that we believe will help expand or enhance our existing products, strategic objectives and business. We completed our acquisition of Mellanox for approximately $7 billion in April 2020. In September 2020, we announced our agreement to acquire all shares of Arm in a transaction valued at $40 billion. The actual valuation of the transaction will likely differ significantly from the estimated amount due to the significant increase in the price of our common stock since entry into the Purchase Agreement.
We are seeking regulatory approval for our proposed acquisition of Arm in the United States, the United Kingdom, the European Union, China and other jurisdictions. Regulators at the FTC have expressed concerns regarding the transaction, and we are engaged in discussions with the FTC regarding remedies to address those concerns. The transaction has been under the review of China’s antitrust authority, pending the formal case initiation. Regulators in the United Kingdom and the European Union declined to clear the transaction in Phase 1 of their review processes, expressed numerous concerns, and began a more in-depth Phase 2 review on the transactions impact on competition, and, in the United Kingdom, a Phase 2 review of the impact on the United Kingdom’s national security interests. We are in discussions with regulators in the United States, United Kingdom and European Union regarding our proposed remedies. Unless regulators accept our proposed remedies and approve the transaction, the regulatory process is likely to extend beyond September 2022, which may result in the termination of the Purchase Agreement and the failure to close the transaction. If the transaction does not close due to failure to receive regulatory approval, and all other covenants have been met, we will not be refunded $1.25 billion of the advanced consideration for the acquisition we paid at signing.
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
•the impact of complying with governmental or other regulatory restrictions placed on an acquisition;
•the impact on our stock price and financial results or reputation if we are unable to obtain regulatory approval for an acquisition, are required to pay reverse breakup fees or are otherwise unable to close an acquisition;
•failure and costs associated with the failure to consummate a proposed acquisition or other strategic investment, including any negative publicity associated with any of these events;
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

Climate change may have a long-term impact on our business.
Climate change may have an increasingly adverse impact on our business and those of our customers, partners and vendors. While we seek to mitigate the risks associated with climate change on our operations, there are inherent climate-related risks globally. Water and energy availability and reliability in the communities where we conduct business is critical. We have facilities in regions that may be vulnerable to the impacts of extreme weather events. For example, extreme heat in Northern California combined with concerns about wildfire risk have led to, and in the future may lead to, several prolonged power safety shut offs that have had, and in the future may have, adverse implications for our Santa Clara, California headquarter operations. Severe weather events such as these may impair the ability of our employees to work effectively. Climate change, including the increasing frequency of extreme weather, its impact on our supply chain and critical infrastructure worldwide and its potential to increase political instability in regions where we, our customers, partners and our vendors do business, may disrupt our business and may cause us to experience higher attrition, losses and costs to maintain or resume operations. Although we maintain a program of insurance coverage for a variety of property, casualty, and other risks, the types and amounts of insurance we obtain vary depending on availability and cost. Some of our policies have large deductibles and broad exclusions. In addition, one or more of our insurance providers may be unable or unwilling to pay a claim. Losses not covered by insurance may be large, which could harm our results of operations and financial condition.
Our operations, products and services, as well as those of our suppliers and customers, may also be subject to climate-related laws, regulations and lawsuits. Regulations such as carbon taxes, fuel or energy taxes, and pollution limits could result in greater direct costs, including manufacturing costs such as costs associated with changes to manufacturing processes or the procurement of raw materials used in manufacturing processes, increased levels of capital expenditures to improve facilities and equipment, and higher compliance and energy costs to reduce emissions, as well as greater indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that are passed on to us. These costs and restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter our operations and product design activities. Furthermore, while we have endeavored to provide transparency by disclosing our environmental, social and governance efforts, it is possible that if we are deemed by one or more stakeholder groups to be insufficiently responsive to the implications of climate change to our business or insufficiently forthcoming about our practices, we could face legal action or reputational harm. For example, we may not achieve our goal to source 65% of our global electricity use from renewable energy by the end of fiscal year 2025, which could harm our reputation, or we may incur additional, unexpected costs to achieve such a goal, which could affect our business and financial condition in an adverse manner. We may also experience contractual disputes due to supply chain delays arising from climate change-related disruptions, which could result in increased litigation and costs.
We also face risks related to business trends that may be influenced by climate change concerns. For example, decreased consumer or customer demand for computationally powerful but energy intensive products, such as our GPUs, despite their energy efficient design, and/or increased consumer or customer expectations around the energy efficiency of our products, could negatively impact our business and financial performance. We may also face increased competition to develop additional products and services with a lower carbon impact, and our investments in new technologies may not be successful. Additionally, these changing trends related to climate change may negatively affect our attractiveness to existing and prospective employees, which may make it difficult for us to attract and/or retain critical personnel.
Our business is dependent upon the proper functioning of our business processes and information systems and modification or interruption of such systems may disrupt our business, processes and internal controls.
We rely upon a number of internal business processes and information systems to support key business functions, including our assessment of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. The efficient operation of these processes and systems is critical to our business. Our business processes and information systems need to be scalable to support our growth, including for acquisitions of other businesses. We will need to make modifications and upgrades from time to time in order to meet our business needs. We expect in the first quarter of fiscal year 2023 to commence implementation of accounting and consolidation functionality related to a new enterprise resource planning, or ERP, system. Any ERP system problems upon implementation, such as quality issues or programming errors, could impact our continued ability to successfully operate our business or to timely and accurately report our financial results. These changes may be costly and disruptive to our operations and could impose substantial demands on management time. Failure to implement new or updated controls, or difficulties encountered in the implementation of such controls, either in our existing business or in businesses that we acquire, could harm our operating results or cause us to fail to meet our reporting obligations.

If we identify material weaknesses in our internal controls, the disclosure of that fact, even if quickly remediated, may cause investors to lose confidence in our financial statements and the trading price of our common stock may decline. Remediation of any material weakness could require us to incur significant expenses and if we fail to remediate any material weakness, our financial statements may be inaccurate, we may be required to restate our financial statements, our ability to report our financial results on a timely and accurate basis may be adversely affected, our access to the capital markets may be restricted, the trading price of our common stock may decline, and we may be subject to sanctions or investigation by regulatory authorities.
Risks Related to Regulatory, Legal, Our Common Stock and Other Matters
We may have exposure to additional tax liabilities and our operating results may be adversely impacted by higher than expected tax rates.
As a multinational corporation, we are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenue and expenses in different jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. We are regularly under audit by tax authorities in different jurisdictions. For example, we are currently under examination by the Internal Revenue Service for our fiscal years 2018 and 2019 and under audit in Germany, Israel and India. Although we believe our tax estimates are reasonable, tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could increase our worldwide effective tax rate, increase the amount of non-income taxes imposed on our business, and harm our financial position, results of operations, and cash flows. Further, changes in United States federal, and state or international tax laws applicable to multinational corporations or other fundamental law changes, including proposed changes to existing tax rules and regulations under the current U.S. administration and Congress and as a result of recommendations from intergovernmental economic organizations such as the Organization for Economic Cooperation and Development, may materially impact our tax expense and cash flows, as we experienced in fiscal year 2018 with the passage of the Tax Cuts and Jobs Act.
Our future effective tax rate may also be affected by such factors as changes in our business or statutory rates, changes in jurisdictions in which our profits are determined to be earned and taxed, changes in available tax credits, the resolution of issues arising from tax audits, changes in United States generally accepted accounting principles, adjustments to income taxes upon finalization of tax returns, increases in expenses not deductible for tax purposes, changes in the valuation of our deferred tax assets and liabilities and in deferred tax valuation allowances, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation and the recognition of excess tax benefits and tax deficiencies within the income tax provision in the period in which they occur, the impact of accounting for business combinations, shifts in the amount of earnings in the United States compared with other regions in the world and overall levels of income before tax, changes in the domestic or international organization of our business and structure, as well as the expiration of statute of limitations and settlements of audits. Any changes in our effective tax rate may reduce our net income.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Beginning August 2004, our Board of Directors authorized us to repurchase our stock.
Since the inception of our share repurchase program, we have repurchased an aggregate of 1.04 billion shares for a total cost of $7.08 billion through October 31, 2021. All shares delivered from these repurchases have been placed into treasury stock.
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
In the first nine months of fiscal year 2022, we paid $298 million in quarterly cash dividends. As of October 31, 2021, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $7.24 billion through December 2022. We did not repurchase any shares during the first nine months of fiscal year 2022.

Restricted Stock Unit Share Withholding
We also withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our employee equity incentive program. During the third quarter of fiscal year 2022, we withheld approximately 2 million shares at a total cost of $434 million through net share settlements. During the first nine months of fiscal year 2022, we withheld approximately 7 million shares at a total cost of $1.28 billion through net share settlements.

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
Date: November 19, 2021

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)