Form 10-K
period 2022-01-30
NVIDIA CORP
filed 2022-03-18
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended January 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 30, 2021 was approximately $467.25 billion (based on the closing sales price of the registrant's common stock as reported by the Nasdaq Global Select Market on July 30, 2021). This calculation excludes 99 million shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant's outstanding common stock that have represented to the registrant that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.
The number of shares of common stock outstanding as of March 11, 2022 was 2.51 billion.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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
NVIDIA Twitter Account (https://twitter.com/nvidia)
NVIDIA Corporate Blog (http://blogs.nvidia.com)
NVIDIA Facebook Page (https://www.facebook.com/nvidia)
NVIDIA LinkedIn Page (http://www.linkedin.com/company/nvidia)
NVIDIA Instagram Page (https://www.instagram.com/nvidia)
In addition, investors and others can view NVIDIA videos on YouTube (https://www.YouTube.com/nvidia).
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
© 2022 NVIDIA Corporation. All rights reserved. NVIDIA, the NVIDIA logo, GeForce, Quadro, BlueField, CUDA, CUDA-X, GeForce Experience, GeForce GTX, GeForce NOW, GeForce RTX, Jetson, Mellanox, DOCA, NGC, NVIDIA AGX, NVIDIA DGX, NVIDIA DRIVE, NVIDIA DRIVE Constellation, NVIDIA DRIVE Hyperion, NVIDIA EGX, NVIDIA HGX, NVIDIA Omniverse, NVIDIA RTX, Quadro RTX, SHIELD, and vGPU are trademarks and/or registered trademarks of NVIDIA Corporation and / or its affiliates in the United States and/or other countries. Other company and product names may be trademarks of the respective companies with which they are associated. Features, pricing, availability, and specifications are subject to change without notice.

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
The GPU was initially used to simulate human imagination, enabling the virtual worlds of video games and films. Today, it also simulates human intelligence, enabling a deeper understanding of the physical world. Its parallel processing capabilities, supported by thousands of computing cores, are essential to running deep learning algorithms. This form of AI, in which software writes itself by learning from large amounts of data, can serve as the brain of computers, robots and self-driving cars that can perceive and understand the world. GPU-powered deep learning is being adopted by thousands of enterprises to deliver services and products that would have been impossible with traditional coding.
NVIDIA has a platform strategy, bringing together hardware and systems, software, algorithms and libraries, and services to create unique value for the markets we serve. While the computing requirements of these end markets are diverse, we address them with a unified underlying architecture leveraging our GPUs and software stacks. The programmable nature of our architecture allows us to support several multi-billion-dollar end markets with the same underlying technology by using a variety of software stacks developed either internally or by third party developers and partners. The large and growing number of developers across our platforms strengthens our ecosystem and increases the value of our platform to our customers.
Innovation is at our core. We have invested over $29 billion in research and development since our inception, yielding inventions that are essential to modern computing. Our invention of the GPU in 1999 defined modern computer graphics and established NVIDIA as the leader in computer graphics. With our introduction of the CUDA programming model in 2006, we opened the parallel processing capabilities of our GPU for general purpose computing. This approach significantly accelerates the most demanding high-performance computing, or HPC, applications in fields such as aerospace, bio-science research, mechanical and fluid simulations, and energy exploration. Today, our GPUs and networking accelerate many of the fastest supercomputers across the world. In addition, the massively parallel compute architecture of our GPUs and associated software are well suited for deep learning and machine learning, powering the era of AI. While traditional CPU-based approaches no longer deliver advances on the pace described by Moore’s Law, we deliver GPU performance improvements on a pace ahead of Moore’s Law, giving the industry a path forward.
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
Researchers use our GPUs to accelerate a wide range of important applications, from simulating molecular dynamics to climate forecasting. With support for more than 2,500 applications - including the top 15 HPC applications - NVIDIA GPUs enable some of the most promising areas of discovery, from climate prediction to materials science and from wind tunnel simulation to genomics. Including GPUs and networking, NVIDIA powers over 70%, and 8 of the top 10, supercomputers on the global TOP500 list.
The world’s leading cloud service providers and consumer internet companies use our GPUs to enable, accelerate or enrich the services they deliver to billions of end-users, including search, recommendations, social networking, online shopping, live video, translation, AI assistants, navigation, and cloud computing.
A rapidly growing number of enterprises and startups across a broad range of industries use our GPUs and AI software to bring automation to the products and services they build. The transportation industry is turning to our platforms for autonomous driving; the healthcare industry is leveraging them for enhanced medical imaging and accelerated drug discovery; and the financial services industry is using them for fraud detection.
Professional designers use our GPUs and software to create visual effects in movies, and design buildings and products ranging from cell phones to commercial aircraft.

Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Termination of the Arm Share Purchase Agreement
On February 8, 2022, NVIDIA and SoftBank Group Corp., or SoftBank, announced the termination of the Share Purchase Agreement whereby NVIDIA would have acquired Arm Limited, or Arm, from SoftBank. The parties agreed to terminate because of significant regulatory challenges preventing the completion of the transaction. We intend to record in operating expenses a $1.36 billion charge in the first quarter of fiscal year 2023 reflecting the write-off of the prepayment provided at signing in September 2020.
Our Businesses
We report our business results in two segments.
Our Graphics segment includes GeForce GPUs for gaming and PCs, the GeForce NOW game streaming service and related infrastructure, and solutions for gaming platforms; Quadro/NVIDIA RTX GPUs for enterprise workstation graphics; virtual GPU, or vGPU, software for cloud-based visual and virtual computing; automotive platforms for infotainment systems; and Omniverse software for building 3D designs and virtual worlds.
Our Compute & Networking segment includes Data Center platforms and systems for AI, HPC, and accelerated computing; Mellanox networking and interconnect solutions; automotive AI Cockpit, autonomous driving development agreements, and autonomous vehicle solutions; cryptocurrency mining processors, or CMP; Jetson for robotics and other embedded platforms; and NVIDIA AI Enterprise and other software.
Our Markets
We specialize in markets in which our computing platforms can provide tremendous acceleration for applications. These platforms incorporate processors, interconnects, software, algorithms, systems, and services to deliver unique value. Our platforms address four large markets where our expertise is critical: Gaming, Data Center, Professional Visualization, and Automotive.
Gaming
Gaming is the largest entertainment industry, with PC gaming as the most predominant platform. Many factors propel computer gaming’s growth, including new high production value games and franchises, the continued rise of competitive gaming or eSports, social connectivity and the demand for more content from game streamers, modders and creators.
Our gaming platforms leverage our GPUs and sophisticated software to enhance the gaming experience with smoother, higher quality graphics. We developed NVIDIA RTX to bring next generation graphics and AI to games. NVIDIA RTX features ray tracing technology for real-time, cinematic-quality rendering. Ray tracing, which has long been used for special effects in the movie industry, is a computationally intensive technique that simulates the physical behavior of light to achieve greater realism in computer-generated scenes. NVIDIA RTX also features deep learning super sampling, or NVIDIA DLSS, our AI technology that boosts frame rates while generating beautiful, sharp images for games.
Our products for the gaming market include GeForce RTX and GeForce GTX GPUs for gaming desktop and laptop PCs, GeForce NOW cloud gaming for playing PC games on underpowered devices, SHIELD for high quality streaming on TV, as well as platforms and development services for specialized console gaming devices.
Data Center
The NVIDIA computing platform is focused on accelerating the most compute-intensive workloads, such as AI, data analytics, graphics and scientific computing, across hyperscale, cloud, enterprise, public sector, and edge data centers. The platform consists of our energy efficient GPUs, data processing units, or DPUs, interconnects and systems, our CUDA programming model, and a growing body of software libraries, software development kits, or SDKs, which are both integrated and sold standalone, application frameworks and services.
In the field of AI, NVIDIA’s platform accelerates both deep learning and machine learning workloads. Deep learning is a computer science approach where neural networks are trained to recognize patterns from massive amounts of data in the form of images, sounds and text - in some instances better than humans - and in turn provide predictions in production use cases. Machine learning is a related approach that leverages algorithms as well as data to learn how to make determinations or predictions, and is often used in data science. HPC, also referred to as scientific computing, uses numerical computational approaches to solve large and complex problems. For both AI and HPC applications, the

NVIDIA accelerated computing platform greatly increases the performance and power efficiency of high-performance computers and data centers.
We are engaged with thousands of organizations working on AI in a multitude of industries, from automating tasks such as consumer product and service recommendations, to chatbots for the automation of or assistance with live customer interactions, to enabling fraud detection in financial services, to optimizing oil exploration and drilling. These organizations include the world’s leading consumer internet and cloud services companies, enterprises and startups seeking to implement AI in transformative ways across multiple industries. We partnered with industry leaders such as Amazon, Inc., or Amazon, Alphabet Inc., or Alphabet, International Business Machines Corporation, or IBM, Microsoft Corporation, or Microsoft, Oracle Corporation, or Oracle, SAP SE, and VMware Inc. to bring AI to enterprise users. We also have partnerships in transportation, retail, healthcare, and manufacturing, among others, to accelerate the adoption of AI.
At the foundation of the NVIDIA accelerated computing platform are our GPUs, which excel at parallel workloads such as the training and inferencing of neural networks. They are available in industry standard servers from every major computer maker, including Cisco Systems, Inc., or Cisco, Dell Technologies Inc., Hewlett Packard Enterprise Company, or HP, Hitachi Vantara, Inspur Group, and Lenovo Group Limited; from every major cloud service provider such as Alicloud, Amazon Web Services, Baidu Cloud, Google Cloud, IBM Cloud, Microsoft Azure, Oracle Cloud, and Tencent Cloud; as well as in our DGX AI supercomputer, a purpose-built system for deep learning and GPU accelerated applications. To facilitate customer adoption, we have also built other ready-to-use system reference designs around our GPUs, including HGX for hyperscale and supercomputing data centers, EGX for enterprise and edge computing, and AGX for autonomous machines.
Beyond GPUs, NVIDIA has expanded its data center processor portfolio to include DPUs, introduced in fiscal year 2021, and CPUs planned to ship in early fiscal year 2024. NVIDIA Bluefield DPU is supported by foundational data-center-infrastructure-on-a-chip software, or DOCA, that lets developers build software-defined, hardware-accelerated networking, security, storage and management applications for BlueField DPUs. Partners supporting Bluefield include many of the top security, storage and networking companies. We can optimize across the entire computing, networking and storage stack to deliver data center-scale computing solutions.
While our approach starts with powerful chips, what makes it a full-stack computing platform is our large body of software, including the CUDA parallel programming model, the CUDA-X collection of application acceleration libraries, Application Programming Interfaces, or APIs, SDKs and tools, and domain-specific application frameworks. We also offer the NVIDIA GPU Cloud registry, or NGC, a comprehensive catalog of easy-to-use, optimized software stacks across a range of domains including scientific computing, deep learning, and machine learning. With NGC, AI developers, researchers and data scientists can get started with the development of AI and HPC applications and deploy them on DGX systems, NVIDIA-Certified systems from our partners, or with NVIDIA’s cloud partners.
In addition to software that is delivered to customers as an integral part of our data center computing platform, we offer enterprise software products on a standalone basis as a perpetual license or subscription. Our enterprise software offerings include NVIDIA AI Enterprise, a comprehensive suite of enterprise-grade AI software; NVIDIA Fleet Command software-as-a-service for securely deploying and managing AI applications across distributed edge infrastructure; NVIDIA Base Command software-as-a-service for managing large-scale, multi-user and multi-team AI development workflows; and NVIDIA vGPU software products that enable powerful GPU performance for workloads ranging from graphics-rich virtual desktops and workstations to data science and AI.
Professional Visualization
We serve the Professional Visualization market by working closely with independent software vendors, or ISVs, to optimize their offerings for NVIDIA GPUs. Our GPU computing solutions enhance productivity and introduce new capabilities for critical workflows in many fields, such as design and manufacturing and digital content creation. Design and manufacturing encompass computer-aided design, architectural design, consumer-products manufacturing, medical instrumentation, and aerospace. Digital content creation includes professional video editing and post-production, special effects for films, and broadcast-television graphics.
The NVIDIA RTX platform makes it possible to render film-quality, photorealistic objects and environments with physically accurate shadows, reflections and refractions using ray tracing in real-time. Many leading 3D design and content creation applications developed by our ecosystem partners now support RTX, allowing professionals to accelerate and transform their workflows with NVIDIA RTX GPUs and software.

Designers who build the products we use every day need the images that they view digitally to mirror reality. This requires simulating the physical behavior of light and materials, or physically-based rendering. NVIDIA Omniverse is a virtual world simulation and collaboration platform for 3D workflows that is available as a software subscription for enterprise use and free for individual use. Omniverse, VR and AR are being incorporated in a growing number of enterprise applications. Virtual car showrooms, surgical training, architectural walkthroughs, and bringing historical scenes to life all deploy these technologies, powered by our GPUs.
Automotive
NVIDIA’s Automotive market is comprised of cockpit AV platforms, AI cockpit and infotainment solutions, and associated development agreements. Leveraging our technology leadership in AI and building on our long-standing automotive relationships, we are delivering a complete end-to-end solution for the AV market under the DRIVE brand. NVIDIA has demonstrated multiple applications of AI within the car: AI can drive the car itself as a pilot in fully autonomous mode or it can also be a co-pilot, assisting the human driver while creating a safer driving experience.
NVIDIA is working with several hundred partners in the automotive ecosystem including automakers, truck makers, tier-one suppliers, sensor manufacturers, automotive research institutions, HD mapping companies, and startups to develop and deploy AI systems for self-driving vehicles. Our unified AI computing architecture starts with training deep neural networks using our GPUs, and then running a full perception, planning and control stack within the vehicle on the NVIDIA DRIVE Hyperion platform. The DRIVE Hyperion platform consists of the high-performance, energy efficient DRIVE AGX computing hardware, a reference sensor set that supports full self-driving capability as well as an open, modular DRIVE Software platform. We recently announced for future release the DRIVE Software platform that includes DRIVE Chauffeur – based on NVIDIA DRIVE AV software to enable autonomous driving, mapping and parking services; and Drive Concierge – based on NVIDIA DRIVE IX software for intelligent in-vehicle experiences and NVIDIA Omniverse Avatar software for real time conversational AI capability.
NVIDIA DRIVE can perceive and understand in real-time what is happening around the vehicle, precisely locate itself on an HD map, and plan a safe path forward. This advanced self-driving car platform combines deep learning, sensor fusion, and surround vision to change the driving experience. Our DRIVE platform scales from a palm-sized, energy-efficient module for automated highway-driving capabilities to a configuration with multiple systems aimed at enabling driverless cars. Our newest system-on-a-chip, or SoC, Orin, which started shipping in fiscal year 2022, enables vehicles to use deep neural networks to process data from multiple cameras and sensors. It powers the DRIVE AutoPilot, NVIDIA’s automated driving solution, combining the DRIVE AV self-driving solution with the DRIVE IX cockpit software, including a visualization system for allowing the driver to see what the car sees and plans to do.
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
Business Strategies
NVIDIA’s key strategies that shape our overall business approach include:
Advancing the NVIDIA accelerated computing platform. NVIDIA’s accelerated computing platform can solve complex problems in significantly less time and with lower power consumption than alternative computational approaches. Indeed, it can help solve problems that were previously deemed unsolvable. We work to deliver continued performance leaps that outpace Moore’s Law by leveraging innovation across the architecture, chip design, system, and software layers. With our acquisition of Mellanox, we strengthened our end-to-end expertise in data center architectures, positioning us for a future when the data center is the new unit of computing. This full-stack innovation approach allows us to deliver order-of-magnitude performance advantages relative to legacy approaches in our target markets, which include Gaming, Data Center, Professional Visualization, and Automotive. While the computing requirements of these end markets are diverse, we address them with a unified underlying architecture leveraging our GPUs and CUDA as the fundamental building blocks. The programmable nature of our architecture allows us to make leveraged investments in R&D: we can support several multi-billion-dollar end markets with the same underlying technology by using a variety of software stacks developed either internally or by third party developers and partners. We utilize this platform approach in each of our target markets.
Extending our technology and platform leadership in AI. We provide a complete, end-to-end accelerated computing platform for deep learning and machine learning, addressing both training and inferencing. This includes GPUs, interconnects, systems, our CUDA programming language, algorithms, libraries, and other software. GPUs are uniquely suited to AI, and we will continue to add AI-specific features to our GPU architecture to further extend our leadership position. Our AI technology leadership is reinforced by our large and expanding ecosystem in a virtuous cycle. Our GPU platforms are available from virtually every major server maker and cloud service provider, as well as on our own AI supercomputer. There are almost 3 million developers worldwide using CUDA and our other software tools to help deploy our technology in our target markets. We evangelize AI through partnerships with hundreds of universities and almost 10,000 startups through our Inception program. Additionally, our Deep Learning Institute provides instruction on the latest techniques on how to design, train, and deploy neural networks in applications using our accelerated computing platform.
Extending our technology and platform leadership in computer graphics. We believe that computer graphics is fundamental to the continued expansion and evolution of computing. We apply our research and development resources to enhance the user experience for consumer entertainment and professional visualization applications, and create new virtual world and simulation capabilities. Our technologies are instrumental in driving gaming forward, as developers leverage our libraries and algorithms to deliver an optimized gaming experience on our GeForce platform. Our computer graphics platforms leverage not only our industry-leading GeForce and NVIDIA RTX GPUs, but also optimized software stacks. For example, GeForce Experience enhances each gamer’s experience by optimizing their PC’s settings, as well as enabling the recording and sharing of gameplay. Our Studio drivers enhance and accelerate a number of popular creative applications. Omniverse is real-time 3D design collaboration and virtual world simulation software that empowers artists, designers and creators to connect and collaborate in leading design applications. We also enable interactive graphics applications - such as games, movie and photo editing and design software - to be accessed by almost any device, almost anywhere, through our cloud platforms such as vGPU for enterprise and GeForce NOW for gaming.
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
Leveraging our intellectual property, or IP. We believe our IP is a valuable asset that can be accessed by our customers and partners through license and development agreements when they desire to build such capabilities directly into their own products, or have us do so through a custom development. Such license and development arrangements can further enhance the reach of our technology.
Sales and Marketing
Our worldwide sales and marketing strategy is key to achieving our objective of providing markets with our high-performance and efficient computing platforms and software. Our sales and marketing teams, located across our global markets, work closely with end customers and various industry ecosystems through our partner network. Our partner network incorporates each industry's respective OEMs, original device manufacturers, or ODMs, system builders, add-in board manufacturers, or AIBs, retailers/distributors, ISVs, internet and cloud service providers, automotive manufacturers and tier-1 automotive suppliers, mapping companies, start-ups, and other ecosystem participants.
Members of our sales team have technical expertise and product and industry knowledge. We also employ a team of application engineers and solution architects to assist our partner network in designing, testing, and qualifying system designs that incorporate our platforms. We believe that the depth and quality of our design support are key to improving our partner network’s time-to-market, maintaining a high level of customer satisfaction, and fostering relationships that encourage our end customers and partner network to use the next generation of our products within each platform.
To encourage the development of applications optimized for our platforms and software, we seek to establish and maintain strong relationships in the software development community. Engineering and marketing personnel engage with key software developers to promote and discuss our platforms, as well as to ascertain individual product requirements and solve technical problems. Our developer program makes our products available to developers prior to launch in order to encourage the development of AI frameworks, SDKs, and APIs for software applications and game titles that are optimized for our platforms. Our Deep Learning Institute provides in-person and online training for developers in industries and organizations around the world to build AI and accelerated computing applications that leverage our platforms.

As NVIDIA’s business has evolved from a focus primarily on gaming products to broader markets, and from chips to platforms and complete systems to software, so, too, have our avenues to market. Thus, in addition to sales to customers in our partner network, certain of our platforms are also sold through e-tail channels, or direct to cloud service providers and enterprise customers.
Seasonality
Our computing platforms serve a diverse set of markets such as consumer gaming, enterprise and cloud data centers, professional workstations, and automotive. Our consumer products typically see stronger revenue in the second half of our fiscal year. In addition, based on the production schedules of key customers, some of our products for notebooks and game consoles typically generate stronger revenue in the second and third quarters, and weaker revenue in the fourth and first quarters. In fiscal year 2022, our demand exceeded our supply in several areas, and our revenue did not follow historical seasonal patterns. However, there can be no assurance that these trends will continue. Our fiscal year 2022 supply-constrained environment or historical seasonality trends may not repeat.
Manufacturing
We do not manufacture semiconductors used for our products. Instead, we utilize a fabless manufacturing strategy, whereby we employ world-class suppliers for all phases of the manufacturing process, including wafer fabrication, assembly, testing, and packaging. This strategy uses the expertise of industry-leading suppliers that are certified by the International Organization for Standardization in such areas as fabrication, assembly, quality control and assurance, reliability, and testing. Additionally, we can avoid many of the significant costs and risks associated with owning and operating manufacturing operations. While we may directly procure certain raw materials used in the production of our products, such as substrates and a variety of components, our suppliers are responsible for procurement of most of the raw materials used in the production of our products. As a result, we can focus our resources on product design, additional quality assurance, marketing, and customer support. We have placed non-cancellable inventory orders for certain products in advance of our historical lead times, paid premiums and provided deposits to secure future supply and capacity and may need to continue to do so in the future.
We utilize industry-leading suppliers, such as Taiwan Semiconductor Manufacturing Company Limited and Samsung Electronics Co. Ltd, to produce our semiconductor wafers. We then utilize independent subcontractors, such as Amkor Technology, King Yuan Electronics Co., Ltd., Omni Logistics, LLC, Siliconware Precision Industries Company Ltd., and Wistron Corporation to perform assembly, testing, and packaging of most of our products and platforms. We use contract manufacturers such as Flex Ltd., Jabil Inc., and Universal Scientific Industrial Co., Ltd., to manufacture our standard and custom adapter card products and switch systems, and Fabrinet to manufacture our cables. We purchase substrates from Ibiden Co. Ltd., Kinsus Interconnect Technology Corporation, and Unimicron Technology Corporation, and memory from Micron Technology, Samsung Semiconductor, Inc., or Samsung, and SK Hynix. We often consign key components or materials such as the GPU, SoC, memory, and integrated circuit to the contract manufacturers.
We typically receive semiconductor products from our subcontractors, perform incoming quality assurance and configuration using test equipment purchased from industry-leading suppliers such as Advantest America Inc., and then ship the semiconductors to contract manufacturers, such as BYD Auto Co. Ltd. and Hon Hai Precision Industry Co., distributors, motherboard and add-in card, or AIC, customers from our third-party warehouses in Hong Kong, Israel, and the United States. Generally, these manufacturers assemble and test the boards based on our design kit and test specifications, and then ship our products to retailers, system builders, or OEMs as motherboard and AIC solutions.
Competition
The market for our products is intensely competitive and is characterized by rapid technological change and evolving industry standards. We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and partners and distribution channels, software support, conformity to industry standard APIs, manufacturing capabilities, processor pricing, and total system costs. We believe that our ability to remain competitive will depend on how well we are able to anticipate the features and functions that customers and partners will demand and whether we are able to deliver consistent volumes of our products at acceptable levels of quality and at competitive prices. We expect competition to increase from both existing competitors and new market entrants with products that may be lower priced than ours or may provide better performance or additional features not provided by our products. In addition, it is possible that new competitors or alliances among competitors could emerge and acquire significant market share.
A significant source of competition comes from companies that provide or intend to provide GPUs, embedded SoCs, and other accelerated, AI computing processor products, and providers of semiconductor-based high-performance interconnect products based on InfiniBand, Ethernet, Fibre Channel and proprietary technologies. Some of our competitors may have greater marketing, financial, distribution and manufacturing resources than we do and may be more able to adapt to customer or technological changes. We expect an increasingly competitive environment in the future.
Our current competitors include:
•suppliers and licensors designing discrete and integrated GPUs, custom chips and other accelerated computing solutions, such as Advanced Micro Devices, or AMD, and Intel Corporation, or Intel;
•large internet services companies with internal teams designing chips that incorporate accelerated computing functionality as part of their internal solutions or platforms, such as Alibaba Group, Alphabet, and Amazon;
•suppliers of SoC products that are embedded into automobiles, autonomous machines, and gaming devices, such as Ambarella, Inc., AMD, Broadcom Inc., Intel, Qualcomm Incorporated, Renesas Electronics Corporation, and Samsung, or companies with internal teams designing SoC products for internal use, such as Tesla Motors; and
•suppliers of interconnect, switch and cable solutions such as AMD, Applied Optoelectronics, Inc., Arista Networks, Broadcom, Cisco, HP, Intel, Juniper Networks, Inc., Lumentum Holdings, and Marvell Technology Group, as well as internal teams of system vendors and large internet services companies such as Alphabet and Amazon.
Patents and Proprietary Rights
We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements, and licensing arrangements to protect our IP in the United States and internationally. Our currently issued patents have expiration dates from February 2022 to June 2045. We have numerous patents issued, allowed, and pending in the United States and in foreign jurisdictions. Our patents and pending patent applications primarily relate to our products and the technology used in connection with our products. We also rely on international treaties, organizations, and foreign laws to protect our IP. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or IP rights to the same extent as the laws of the United States. This decreased protection makes the possibility of piracy of our technology and products more likely. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as:
•the location in which our products are manufactured;
•our strategic technology or product directions in different countries;
•the degree to which IP laws exist and are meaningfully enforced in different jurisdictions; and
•the commercial significance of our operations and our competitors' operations in particular countries and regions.
We have licensed technology from third parties and expect to continue to enter into such license agreements.
Government Regulations
Our worldwide business activities are subject to various laws, rules, and regulations of the United States as well as of foreign governments. Our acquisitions may be subject to government regulatory reviews, and the cost to comply with such regulations or costs incurred where regulatory challenges prevent the completion of an acquisition could have a material impact on our business. On February 8, 2022, we announced the termination of the Share Purchase Agreement by which we would have acquired Arm due to significant regulatory challenges preventing the completion of the transaction and expect to incur a $1.36 billion charge in the first quarter of fiscal year 2023. Compliance with laws, rules, and regulations has not otherwise had a material effect upon our capital expenditures, results of operations, or competitive position and we do not currently anticipate material capital expenditures for environmental control facilities. Compliance with existing or future governmental regulations, including, but not limited to, those pertaining to IP ownership and infringement, taxes, import and export requirements and tariffs, anti-corruption, business acquisitions, foreign exchange controls and cash repatriation restrictions, data privacy requirements, competition and antitrust, advertising, employment, product regulations, cybersecurity, environmental, health and safety requirements, the responsible use of AI, climate change, cryptocurrency, and consumer laws, could increase our costs, impact our competitive position, and otherwise may have a material adverse impact on our business, financial condition and results of operations in subsequent periods. Refer to “Item 1A. Risk Factors” for a discussion of these potential impacts.

Environmental, Social and Corporate Governance
NVIDIA invents computing technologies that improve lives and address global challenges. We integrate sound environmental, social and corporate governance, or ESG, principles and practices into every aspect of the Company. The Nominating and Corporate Governance Committee of our Board of Directors is responsible for reviewing and discussing with management our practices concerning ESG. We undertake an annual analysis to ensure that our ESG priorities remain aligned with stakeholder expectations, market trends, and business risks and opportunities. These issues are important for our continued business success and reflect the topics of highest concern to NVIDIA and our stakeholders.
The following section provides an overview of some of these principles and practices. More information can be found on the Corporate Social Responsibility section of our website and in our annual Corporate Social Responsibility Report, or CSR Report. Information contained on our website or in our annual CSR Report is not incorporated by reference into this or any other report we file with the Securities and Exchange Commission, or the SEC. Refer to “Item 1A. Risk Factors” for a discussion of risks and uncertainties we face related to ESG.
Climate Change
In the area of sustainability, we address our climate impacts across our product lifecycle and assess risks, including current and emerging regulations and market impacts.
In our CSR Report, we report several metrics related to our environmental impact, our most recent full reporting year being fiscal year 2021, with our fiscal year 2022 metrics expected to be published in May 2022. There has been no material impact to capital expenditures, our results of operations or competitive position associated with global sustainability regulations, compliance, or costs from sourcing renewable energy. By the end of fiscal year 2025, our goal is to purchase or generate enough renewable energy to match 100% of our global electricity usage for our offices and data centers.
Whether it is creation of technology to power next-generation laptops or designs to support high-performance supercomputers, improving energy efficiency is important in our research, development, and design processes. GPUs are inherently more energy efficient than other forms of computing because they are optimized for throughput and performance per watt rather than absolute performance. GPU servers are approximately 40x more energy efficient than traditional CPU servers for AI workloads. The power efficiency of our products is evidenced by our continued strong presence on the Green500 list of the most energy-efficient systems. We powered 23 of the top 25 systems on the November 2021 Green500 list.
We plan to build Earth-2, an AI supercomputer dedicated to predicting the impacts of climate change. The system will build a digital twin of the Earth on our Omniverse platform, enable scientists to do ultra-high-resolution climate modeling, and put mitigation and adaptation tools into the hands of cities and nations so they can act with more urgency.
Human Capital Management
We believe that our employees are our greatest assets, and they play a key role in creating long-term value for our stakeholders. As of January 30, 2022, we had 22,473 employees in 32 countries. 16,242 were engaged in research and development and 6,231 were engaged in sales, marketing, operations, and administrative positions.
To be competitive and execute our business strategy successfully, we must recruit, develop, and retain talented employees, including qualified executives, scientists, engineers, and technical and non-technical staff.
Recruitment
The demand for talent in new markets such as AI and deep learning, is increasingly competitive. With differentiated hiring strategies for university, professional, executive, and for diversity, we have been successful in attracting top talent to NVIDIA.
We attract global talent from universities, collaborations with college programs, professional organization affiliations, industry conferences, community resource group participation, direct sourcing and outreach. Our employees play an important part in recruiting, with over 39% of our new hires coming from employee referrals.
Development and Retention
To support employee advancement, we provide opportunities to learn on-the-job through training programs, one on one coaching and ongoing feedback. We have a rich library of live and on-demand learning experiences that include workshops, panel discussions, and speaker forums. We curate learning paths focused on our most common development needs and constantly upgrade our offerings to ensure that our employees are exposed to the most current programs and technologies available. We offer tuition reimbursement programs to subsidize educational programs and advanced certifications. We encourage internal mobility through career coaching that advises employees on developmental activities and pursuing internal transfer opportunities. We have implemented specifically designed mentoring and development programs for women and employees from traditionally underrepresented groups to ensure widespread readiness for future advancement.
To evaluate employee sentiment and engagement, we use pulse surveys, a suggestion box, and an anonymous third-party platform. Pulse surveys help us gain insight into employee experience and provide ideas so that we can prioritize areas to take action. The suggestion box is an always-on, interactive tool where employees share their thoughts about making our company a better place to work. The anonymous third-party platform is designed to protect the identity of the reporter and provide a mechanism for reporters to follow an investigation and receive responses.
In fiscal year 2022, our overall turnover rate was 4.9%.
Compensation, Benefits, and Well-Being
Our compensation program rewards performance and is structured to encourage employees to invest in the Company’s future. Employees receive equity, except where unavailable due to local regulations, that is tied to the value of our stock price and vests over time to retain employees while simultaneously aligning their interests with those of our stockholders.
We offer comprehensive benefits to support our employees’ and their families’ physical health, well-being and financial health, including 401(k) programs in the U.S., statutory pension programs outside the U.S., our employee stock purchase program, flexible work hours and time off, and programs to address mental health, stress, and time-management challenges. We evaluate our benefit offerings globally and are committed to providing tailored benefits based on community needs, including assistance for military members, additional mental health benefits, and support for new birth parents, and those who wish to become parents.
Diversity and Inclusion
We believe that diverse teams fuel innovation, and we are committed to creating an inclusive culture that supports all employees, regardless of gender, gender identity or expression, veteran status, race, ethnicity, or ability.
We have increased our efforts to recruit, develop, and retain a more diverse workforce with a focus on those historically underrepresented in the technology field, including women, Black/African American, and Hispanic/Latino candidates.
Other efforts we have been or are undertaking include:
•Expanded recruiting teams and deepened our college pipeline to engage more diverse students and partnering with minority-serving institutions and professional organizations;
•Supported the development of women employees to build a pipeline of future leaders;
•Supported underrepresented employees through our 11 internal community resource groups;
•Providing training and education to managers and peers on how to foster a supportive environment; and
•Measuring year over year progress and providing leadership visibility on diversity efforts.
As of January 30, 2022, our global workforce was 80% male, 19% female, and 1% not declared and 6% of our workforce in the United States was composed of Black or African American and Hispanic or Latino employees.
Health and COVID-19
We support our people and their families in making their health and safety a top priority. During fiscal year 2022 and the COVID-19 pandemic, we continued our global protocols to keep our workforce safe. For essential labs and offices that remain open, we maintained appropriate safety protocols and social distancing guidelines. We have also made some of our offices accessible based on a clearly defined set of metrics while adhering to government guidelines. Steps we took to support employees include:
•Providing work from home support, including reimbursement for home office equipment and certain work from home expenses;

•Enhanced health coverage, including-COVID-19 testing, vaccine costs and support, expanded mental health resources and virtual care offerings, and care for those with COVID-19;
•Learning and development resources on how to lead and manage remotely; and
•Opportunities for employees to socially connect with one another virtually.
We will continue a flexible work environment and have instituted Company-wide “rest days” for employees to recharge.
Information About Our Executive Officers
The following sets forth certain information regarding our executive officers, their ages and positions as of March 11, 2022:

Name	Age	Position
Jen-Hsun Huang	59	President and Chief Executive Officer
Colette M. Kress	54	Executive Vice President and Chief Financial Officer
Ajay K. Puri	67	Executive Vice President, Worldwide Field Operations
Debora Shoquist	67	Executive Vice President, Operations
Timothy S. Teter	55	Executive Vice President and General Counsel
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
Timothy S. Teter joined NVIDIA in 2017 as Senior Vice President, General Counsel and Secretary and became Executive Vice President, General Counsel and Secretary in February 2018. Prior to NVIDIA, Mr. Teter spent more than two decades at the law firm of Cooley LLP, where he focused on litigating patent and technology related matters. Prior to attending law school, he worked as an engineer at Lockheed Missiles and Space Company. Mr. Teter holds a B.S. degree in Mechanical Engineering from the University of California at Davis and a J.D. degree from Stanford Law School.

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
ITEM 1A. RISK FACTORS
In evaluating NVIDIA, the following risk factors should be considered in addition to the other information in this Annual Report on Form 10-K. Purchasing or owning NVIDIA common stock involves investment risks including, but not limited to, the risks described below. Any one of the following risks could harm our business, financial condition, results of operations or reputation, which could cause our stock price to decline, and you may lose all or a part of your investment. Additional risks, trends and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations or reputation.
Risks Related to Our Industry and Markets
If we fail to meet the evolving needs of our markets, or to identify new products, services or technologies, our revenue and financial results may be adversely impacted.
Our accelerated computing platforms address four large markets: Gaming, Data Center, Professional Visualization, and Automotive. These markets experience rapid changes in technology, customer requirements, new product introductions and enhancements, and industry standards.
Our strategic and business success depends on our ability to:
•timely identify emerging industry changes, and develop new or enhance existing products, services and technologies that meet the evolving needs of these markets;
•expand the ecosystem for our products and technologies;
•accurately forecast demand in our businesses;
•meet customer safety and compliance standards, which are subject to change;
•manage product, software, and service lifecycles to maintain customer and end user satisfaction;
•develop infrastructure needed to scale our business, including related to our acquisitions, customer support, e-commerce and IP licensing capabilities; and
•complete technical, financial, compliance, sales and marketing investments for some of the above activities.
We make considerable investments in research and development and business offerings in markets where we have a limited operating history, which may not produce meaningful revenue for several years, if at all. If we fail to develop new products, services and technologies, or if they do not become widely adopted, our business, revenue, financial condition and results of operations could be adversely affected.
Achieving design wins, which is important to our success in several businesses, may involve a lengthy process and depend on our ability to anticipate features and functionality that customers will demand. Unanticipated changes in industry standards or disruptive technological innovation could render our products incompatible with products developed by other companies. If our products are not in compliance with prevailing industry and safety standards, our customers may not incorporate our products into their design strategies. Failure to obtain a particular design win may prevent us from obtaining future design wins in subsequent generations. Furthermore, a design win does not guarantee revenue.
We cannot ensure that our strategic direction will result in products and technologies that provide value to our customers and partners. If we fail to anticipate the changing needs of our target markets and emerging technology trends, or if we do not appropriately adapt our strategies as market conditions evolve, our business will be harmed.

Competition in our current and target markets could prevent us from growing our revenue.
Our target markets remain competitive, and competition may intensify with expanding and changing product and service offerings, industry standards, customer needs, new entrants and consolidations. Our competitors’ products, services and technologies, such as the high-end discrete GPUs offered by Intel and AMD, may be cheaper or provide better functionality or features than ours, which may result in lower than expected selling prices for our products. Some of our competitors operate their own fabrication facilities, have longer operating histories, larger customer bases, more comprehensive IP portfolios and patent protections, new designs and more design wins, and greater financial, sales, marketing and distribution resources than we do. These competitors may be able to more effectively identify and capitalize upon opportunities in new markets and end user customer trends, more quickly transition their products, and secure sufficient foundry capacity and packaging materials during a supply-constrained environment, which could harm our business. In our networking business, some of our customers are also integrated circuit and switch suppliers and have in-house expertise and internal development capabilities similar to ours. Licensing our technology and supporting such customers entails the transfer of IP rights that may enable such customers to develop their own solutions to replace those we are providing. If we are unable to successfully compete and respond to changes in our target markets or introduce new offerings to meet the needs of this competitive environment, demand for our products, services and technologies could decrease, which would cause our revenue to decline.
Risks Related to Demand, Supply and Manufacturing
If we fail to estimate customer demand properly, there may be a mismatch between supply and demand, and our financial results could be harmed.
Demand for our products is based on many factors, including our product introductions and transitions, time to market, competitor product releases and announcements, competing technologies, and other factors, all of which can impact the timing and volume of our revenue. We sell many of our products through channel partners, who sell to retailers, distributors, and/or end customers. As a result, the decisions made by our channel partners, retailers and distributors in response to changing market conditions and demand for our products could impact our ability to properly forecast demand.
GPUs have use cases in addition to their designed and marketed use case, such as for digital currency mining, including blockchain-based platforms such as Ethereum. It is difficult for us to estimate with any reasonable degree of precision the past or current impact of cryptocurrency mining, or forecast the future impact of cryptocurrency mining, on demand for our products. Volatility in the cryptocurrency market, including new compute technologies, price changes in cryptocurrencies, government cryptocurrency policies and regulations, new cryptocurrency standards, and changes in the method of verifying blockchain transactions, have impacted and can in the future impact cryptocurrency mining and demand for our products, and can further impact our ability to estimate demand for our products. Changes to cryptocurrency standards and processes including, but not limited to, the pending Ethereum 2.0 standard may decrease the usage of GPUs for Ethereum mining as well as create increased aftermarket resales of our GPUs, impact retail prices for our GPUs, increase returns of our products in the distribution channel, and may reduce demand for our new GPUs. We have introduced Lite Hash Rate, or LHR, GeForce GPUs with limited Ethereum mining capability and increased the supply of CMP in an effort to address demand from gamers and direct miners to CMP. However, if attempts in the aftermarket to improve the hash rate capabilities of our LHR cards are successful, our gaming cards may become more attractive to miners, increasing demand for our gaming GPUs and limiting our ability to supply our gaming cards to non-mining customers. We cannot predict whether our strategy of using LHR cards and CMP will achieve our desired outcome. In addition, our products may be resold on the unauthorized “gray market,” which also makes demand forecasting difficult. Gray market products compete with our distribution channels.
Consumer and enterprise behavior during the COVID-19 pandemic, such as increased demand for our Gaming, Data Center, and workstation products, has made it more difficult for us to estimate future demand. These challenges may continue in the future when the effects of the pandemic subside.
Our manufacturing lead times are very long and in some cases, extend to be twelve months or longer, which requires us to make estimates of customers’ future demand. We have revised our process for purchasing supply as a result of the worldwide supply shortages impacting the semiconductor industry. Our inventory and purchase commitments reflect our demand expectations for our future quarters and long-term supply and capacity needs. These conditions could lead to a significant mismatch between supply and demand, giving rise to product shortages or excess inventory. Demand for our products may be perishable or may disappear, which would make our demand forecast more uncertain and cause us to lose market share, perhaps permanently. To shorten shipment lead times, we may build finished products and carry inventory for anticipated demand that does not materialize. We may not be able to reduce our inventory purchase commitments if customers cancel or defer orders or choose to purchase from our competitors. We may write-down our inventory to the lower of cost or net realizable value or excess inventory, and we could experience a reduction in average selling prices if we incorrectly forecast product demand.
Situations that may result in excess inventory or related impairments include:
•changes in business and economic conditions resulting in decreased consumer confidence, including downturns in our target markets and/or overall economy and changes in the credit market;
•higher incidence of inventory obsolescence because of rapidly changing technology or customer requirements;
•new product introductions resulting in less demand for existing products or inconsistent spikes in demand due to unexpected end use cases;
•increase in demand for competitive products, including competitive actions;
•fluctuations in demand for our products related to cryptocurrency mining; or
•decrease in future demand, decrease in the cost of supply chain materials, or changes in the design of future products where we have entered into long-term supply commitments, including prepayments, particularly to the extent we are placing orders well in advance of our historical lead times and/or before the design of those products is final.
Conversely, if we underestimate our customers' demand for our products, our foundry partners may not have adequate lead-time or capacity to increase production and we may not be able to obtain sufficient inventory to fill orders on a timely basis. We may also face supply constraints caused by natural disasters or other events. If we are able to increase production levels to meet customer demand, we may not be able to do so in a cost-effective or timely manner. If we fail to fulfill our customers’ orders on a timely basis, or at all, our customer relationships could be damaged, we could lose revenue and market share and our reputation could be damaged.
In periods of shortages impacting the semiconductor industry and/or limited supply or capacity in our supply chain, as we are in today, we have placed and may continue to place non-cancellable inventory orders in advance of our historical lead times, and pay premiums and/or provide deposits to secure future supply and capacity. For example, while we previously placed orders with approximately six months’ lead time, we have begun placing orders at least twelve months in advance. Our inventory and purchase commitments reflect our demand expectations for our future quarters and long-term supply and capacity needs. However, we may not be able to accurately predict when such periods of shortage will end, nor do we know whether those inventory orders accurately address our current and future demand needs. These actions may increase our product costs and trigger significant excess inventory or other charges if there is a partial or complete reduction in long-term demand for our products or if such demand is served by our competitors, which could negatively impact our gross margins and our overall financial results.
We depend on third parties and their technology to manufacture, assemble, test, package or design our products, which reduces our control over product quantity and quality, manufacturing yields, development, enhancement and product delivery schedule and could harm our business.
We do not manufacture the semiconductors used for our products and do not own or operate a wafer fabrication facility. We depend on foundries to manufacture our semiconductor wafers using their fabrication equipment and techniques. We do not assemble, test or package our products, but instead contract with independent subcontractors. We also rely on third-party software development tools to assist us in the design, simulation and verification of new products or product enhancements. The design requirements necessary to meet consumer demands for greater functionality from our products may exceed the capabilities of available software development tools. While we may enter into long-term supply and capacity commitments, we may not be able to secure sufficient commitments for capacity to address our business needs. We face several risks which could adversely affect our ability to meet customer demand and scale our supply chain, negatively impact longer-term demand for our products and services, and adversely affect our business operations, gross margin, revenue and/or financial results, including:
•lack of guaranteed supply of wafers, components and capacity or decommitment and potential higher wafer and component prices, from incorrectly estimating demand and failing to place orders with our suppliers with sufficient quantities or in a timely manner;
•failure by our foundries or contract manufacturers to procure raw materials or to provide adequate levels of manufacturing or test capacity for our products;

•failure by our foundries to develop, obtain or successfully implement high quality process technologies, including transitions to smaller geometry process technologies such as advanced process node technologies and memory designs needed to manufacture our products;
•limited number of global suppliers, foundries, contract manufacturers, assembly and test providers, and memory manufacturers;
•loss of a supplier and additional expense and/or production delays as a result of qualifying a new foundry or subcontractor and commencing volume production or testing in the event of a loss of or a decision to add or change a supplier;
•lack of direct control over product quantity, quality and delivery schedules;
•delays in product shipments, shortages, a decrease in product quality and/or higher expenses in the event our subcontractors or foundries prioritize our competitors’ orders over ours; and
•low manufacturing yields resulting from a failure in our product design or a foundry’s proprietary process technology.
If our products contain significant defects, we could incur significant expenses to remediate such defects, our reputation could be damaged, and we could lose market share.
Our hardware and software product offerings are complex and may contain defects or security vulnerabilities, or experience failures or unsatisfactory performance due to any number of issues in design, fabrication, packaging, materials and/or use within a system. These risks may increase as our products are introduced into new devices, markets, technologies and applications or as new versions are released. Some errors in our products or services may only be discovered after a product or service has been shipped or used. Undiscovered vulnerabilities in our products or services could expose our end customers to unscrupulous third parties who develop and deploy malicious software programs that could attack our products or services. Defects or failure of our products to perform to specifications could lead to substantial damage to the products or the product in which our device has been integrated by OEMs, ODMs, AIBs and Tier 1 automotive suppliers, and to the user of such end product. Any such defect may cause us to incur significant warranty, support and repair or replacement costs as part of a product recall or otherwise, write-off the value of related inventory, and divert the attention of our engineering personnel from our product development efforts to find and correct the issue. An error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance, loss of design wins, and harm to our relationships with existing and prospective customers and partners and consumers’ perceptions of our brand, which would in turn negatively impact our business operations, gross margin, revenue and/or financial results. We may be required to reimburse our customers, partners or consumers, including for costs to repair or replace products in the field. If a product liability claim is brought against us, the cost of defending the claim could be significant and would divert the efforts of our technical and management personnel and harm our business. Further, our business liability insurance may be inadequate or future coverage may be unavailable on acceptable terms, which could adversely impact our financial results.
Risks Related to Our Global Operating Business
We are subject to risks and uncertainties associated with international operations, including adverse economic conditions, which may harm our business.
We conduct our business and have offices worldwide. Our semiconductor wafers are manufactured, assembled, tested and packaged by third parties located outside of the United States and we generated 84% of our revenue for fiscal year 2022 from sales outside of the United States. The global nature of our business subjects us to a number of risks and uncertainties, which could have a material adverse effect on our business, financial condition and results of operations, including:
•domestic and international economic and political conditions between countries in which we do business;
•differing legal standards with respect to protection of IP and employment practices;
•domestic and international business and cultural practices that differ;
•disruptions to capital markets and/or currency fluctuations; and

•natural disasters, acts of war or other military actions, terrorism, public health issues, and other catastrophic events.
Adverse changes in global, regional or local economic conditions, including recession or slowing growth, changes or uncertainty in fiscal, monetary, or trade policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses including on IT infrastructure, increases in unemployment, and lower consumer confidence and spending, periodically occur. More recently, increased inflation may impact supply, employee, facilities and infrastructure costs. To the extent such inflation continues, increases or both, it may reduce our margins and have a material adverse effect on our financial performance.
Economic and industry uncertainty or changes could have adverse, wide-ranging effects on our business and financial results, including:
•decrease in demand for our products, services and technologies and those of our customers or licensees;
•the inability of our suppliers to deliver on their supply commitments to us;
•our customers’ or our licensees’ inability to supply products to customers and/or end users;
•the insolvency of key suppliers, distributors, customers or licensees;
•limits on our ability to forecast operating results and make business decisions;
•difficulties in obtaining capital;
•reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations;
•lead to consolidation or strategic alliances among other equipment manufacturers, which could adversely affect our ability to compete effectively; and
•increased credit and collectability risks, higher borrowing costs or reduced availability of capital markets, reduced liquidity, adverse impacts on our suppliers, failures of counterparties including financial institutions and insurers, asset impairments, and declines in the value of our financial instruments.
We have engineering, sales support operations and manufacturing located in Israel. The State of Israel and companies with business in Israel have been and could in future be the subject of an economic boycott. Other countries have and may continue in the future restrict business with the State of Israel and companies with Israeli operations. Such laws and policies may have adverse effect on our business, financial condition and results of operations.
Climate change may have a long-term impact on our business.
Climate change may have an increasingly adverse impact on our business and those of our customers, partners and vendors. Water and energy availability and reliability in the communities where we conduct business is critical. We have facilities in regions that may be vulnerable to the impacts of extreme weather events. Extreme heat and wind coupled with dry conditions in Northern California may lead to power safety shut offs due to wildfire risk. These measures can have adverse implications for our Santa Clara, California headquarter offices and data centers, including impairing the ability of our employees to work effectively. Climate change, its impact on our supply chain and critical infrastructure worldwide, and its potential to increase political instability in regions where we, our customers, partners and our vendors do business, may disrupt our business and may cause us to experience higher attrition, losses and costs to maintain or resume operations. Although we maintain a program of insurance coverage for a variety of property, casualty, and other risks, the types and amounts of insurance we obtain vary depending on availability and cost. Some of our policies have large deductibles and broad exclusions, and our insurance providers may be unable or unwilling to pay a claim. Losses not covered by insurance may be large, which could harm our results of operations and financial condition.
Our operations, products and services, as well as those of our suppliers and customers, may also be subject to climate-related laws, regulations and lawsuits. Regulations such as carbon taxes, fuel or energy taxes, and pollution limits could result in greater direct costs, including costs associated with changes to manufacturing processes or the procurement of raw materials used in manufacturing processes, increased levels of capital expenditures to improve facilities and equipment, and higher compliance and energy costs to reduce emissions, as well as greater indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that are passed on to us. These costs and restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter our operations and product design activities. Stakeholder groups may find us insufficiently responsive to the implications of climate change, and therefore we may face legal action or reputational harm. We may not achieve our stated goal to source 100% of our global electricity use from renewable energy by the end of fiscal year 2025, which could harm our reputation, or we may incur additional, unexpected costs to achieve such a goal. We may also experience contractual disputes due to supply chain delays arising from climate change-related disruptions, which could result in increased litigation and costs.
We also face risks related to business trends that may be influenced by climate change concerns. We may face decreased demand for computationally powerful but energy intensive products, such as our GPUs, despite their energy efficient design and operation, and/or increased consumer or customer expectations around the energy efficiency of our products, could negatively impact our business.
We may not be able to realize the potential benefits of business investments or acquisitions, and we may not be able to successfully integrate acquisition targets, which could hurt our ability to grow our business, develop new products or sell our products.
We have and may continue to acquire and invest in businesses that offer products, services and technologies that we believe will help expand or enhance our existing strategic objectives.
Acquisitions or investments involve significant challenges and risks and could impair our ability to grow our business, develop new products or sell our products and ultimately could have a negative impact on our financial results. Given that our resources are limited, if we pursue a particular transaction, we may limit our ability to enter into other transactions that could help us achieve our strategic objectives. If we are unable to timely complete acquisitions, including due to delays and challenges in obtaining regulatory approvals, we may be unable to pursue other transactions, we may not be able to retain critical talent from the target company, technology may evolve and make the acquisition less attractive, and other changes can take place which could reduce the anticipated benefits of the transaction and negatively impact our business. For example, on February 8, 2022, NVIDIA and SoftBank announced the termination of the Share Purchase Agreement whereby NVIDIA would have acquired Arm from SoftBank. The parties agreed to terminate because of significant regulatory challenges preventing the completion of the transaction. We intend to record in operating expenses a $1.36 billion charge in the first quarter of fiscal year 2023 reflecting the write-off of the prepayment provided at signing in September 2020. In addition, to the extent that our perceived ability to consummate acquisitions has been harmed, future acquisitions may be more difficult, complex or expensive. Further, if we hold investments in publicly traded companies, they could create volatility in our results and may generate losses up to the value of the investment.
Risks related to acquisitions or strategic investments include, but are not limited to:
•difficulty in integrating the technology, products, or operations and integrating and retaining the employees of the acquired business;
•diversion of capital and other resources, including management’s attention;
•assumption of liabilities and incurring amortization expenses, impairment charges to goodwill or write-downs of acquired assets;
•integrating accounting, forecasting and controls, procedures and reporting cycles;
•coordinating and integrating operations, particularly in countries in which we do not currently operate;
•difficulty in realizing a satisfactory return and uncertainties to realize the benefits of an acquisition or strategic investment, if at all;
•difficulty or inability in obtaining governmental, regulatory approval or restrictions or other consents and approvals or financing;
•Stock price impact, fines, fees or reputation harm if we are unable to obtain regulatory approval for an acquisition or are otherwise unable to close an acquisition;
•legal proceedings initiated as a result of an acquisition or investment;
•potential issuances of debt to finance our acquisitions, resulting in increased debt, increased interest expense, and compliance with debt covenants or other restrictions;

•the potential for our acquisitions to result in dilutive issuances of our equity securities;
•the potential variability of the amount and form of any performance-based consideration;
•negative changes in general economic conditions in the regions or the industries in which we or our target operate;
•potential failure of our due diligence processes to identify significant issues with the assets or company in which we are investing or are acquiring; and
•impairment of relationships with, or loss of our or our target’s employees, vendors and customers, as a result of our acquisition or investment.
System security and data protection breaches, as well as cyber-attacks, could disrupt our operations, reduce our expected revenue and increase our expenses, which could adversely affect our stock price and damage our reputation.
Security breaches, computer malware, social-engineering attacks, denial-of-service attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, and other cyber-attacks are increasingly sophisticated, making it more difficult to successfully detect, defend against them or implement adequate preventative measures.
For example, on February 23, 2022, we became aware of a security incident involving unauthorized access to our network by a group of independent criminal threat actors, not affiliated with any government or political cause. The threat actors obtained NVIDIA network credentials and through deception, obtained two-factor authentication capability and access to our network. The threat actors misappropriated certain NVIDIA proprietary information, including NVIDIA source code, and leaked some of that information online. Upon learning of the security incident, we engaged in remedial and preventative actions, rotated all NVIDIA network credentials to prevent further unauthorized access, hardened our network, analyzed the information that the threat actors exfiltrated, and notified law enforcement and other authorities.
Cyber-attacks, including ransomware attacks by organized criminal threat actors, nation-states, and nation-state-supported actors, may become more prevalent and severe. Our ability to recover from ransomware attacks may be limited if our backups have been affected by the attack, or if restoring from backups is delayed or not feasible.
Threat actors, sophisticated nation-states, and nation-state-supported actors now engage and are expected to continue to engage in cyber-attacks. Due to increasing geopolitical conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of cyber-attacks. Furthermore, we rely on products and services provided by third party suppliers to operate certain critical business systems, including without limitation, cloud-based infrastructure, encryption and authentication technology, employee email, and other functions, which exposes us to supply-chain attacks or other business disruptions. We cannot guarantee that third parties and infrastructure in our supply chain or our partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems, including our products and services, or the third-party information technology systems that support our services. Our ability to monitor these third parties’ information security practices is limited, and these may not have adequate information security measures in place. In addition, if one of our third-party suppliers suffers a security breach, our response may be limited or more difficult because we may not have direct access to their systems, logs and other information related to the security breach.
To defend against cyber-attacks, we must continuously engineer more secure products and enhance security and reliability features, which is expected to result in increased expenses. We must also continue to develop our security measures, ensure our suppliers have appropriate security measures in place, and continue to meet the evolving security requirements of our customers. We may not always be able to detect vulnerabilities in our security controls, systems or software, including third-party software we have installed, as such threats and techniques change frequently and may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address identified vulnerabilities.
Breaches of our security measures, along with reported or perceived vulnerabilities or unapproved dissemination of proprietary information or sensitive or confidential data about us or third parties could expose us and the parties affected to a risk of loss or misuse of this information, potentially resulting in litigation and subsequent liability, regulatory inquiries or actions, damage to our brand and reputation or other harm to our business. If we or a third party we rely on experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, including government enforcement actions, additional reporting requirements and/or oversight, restrictions on processing data, litigation, indemnification obligations, reputational harm, diversion of funds, financial loss, loss of data, material disruptions in our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services, and other similar harms. Inability to fulfill orders, delayed sales, lower margins or lost customers as a result of these disruptions could adversely affect our financial results, stock price and reputation.
Business disruptions could harm our operations, lead to a decline in revenue and increase our costs.
Our worldwide operations could be disrupted by natural disasters and extreme weather conditions, power or water shortages, telecommunications failures, cloud service provider outages, terrorist attacks, or acts of violence, political and/or civil unrest, acts of war or other military actions, epidemics or pandemics and other natural or man-made disasters and catastrophic events. Our corporate headquarters, a large portion of our current data center capacity, and a portion of our research and development activities are located in California, and other critical business operations, finished goods inventory, and some of our suppliers are located in Asia, making our operations vulnerable to natural disasters such as earthquakes, wildfires, or other business disruptions occurring in these geographical areas. Catastrophic events can also have an impact on third-party vendors who provide us critical infrastructure services for IT and research and development systems and personnel. Geopolitical and domestic political developments and other events beyond our control, can increase economic volatility globally. Political instability, changes in government or adverse political developments in or around any of the major countries in which we do business would also likely harm our business, financial condition and results of operations. For example, the invasion by Russia of Ukraine has had and will likely continue to have a negative impact on our employees or operations both within and outside these regions, and may result in the loss of some or even all of our assets in those regions. Our operations could be harmed and our costs could increase if manufacturing, logistics or other operations are disrupted for any reason, including natural disasters, high heat events or water shortages, information technology system failures, military actions or economic, business, labor, environmental, public health, or political issues. For example, our operations could be harmed, and our costs could increase, if the conflict between Russia and Ukraine results in a shortage of key materials that our suppliers, including our foundry partners, require to satisfy our needs. The ultimate impact on us, our third-party foundries and other suppliers of being located and consolidated in certain geographical areas is unknown. In the event a disaster, war or catastrophic event affects us or the third-party systems on which we rely, our business could be harmed as a result of declines in revenue, increases in expenses, and substantial expenditures and time spent to fully resume operations. All of these risks and conditions could materially adversely affect our future sales and operating results.
We receive a significant amount of our revenue from a limited number of customers and our revenue could be adversely affected if we lose or are prevented from selling to any of these customers.
We receive a significant amount of our revenue from a limited number of customers within our distribution and partner network. With several of these distributors and partners, we are selling multiple target market platforms through their channels. Our operating results depend on sales within our partner network, as well as the ability of these partners to sell products that incorporate our processors. In the future, these partners may decide to purchase fewer products, not to incorporate our products into their ecosystem, or to alter their purchasing patterns in some other way. Because most of our sales are made on a purchase order basis, our customers can cancel, change or delay product purchase commitments with little or no notice to us and without penalty. Our partners or customers may develop their own solutions; our customers may purchase products from our competitors; and our partners may discontinue sales or lose market share in the markets for which they purchase our products, all of which may alter partners’ or customers’ purchasing patterns. The loss of any of our large customers, a significant reduction in purchases by them, our inability to sell to a customer due to U.S. trade restrictions, or any difficulties in collecting accounts receivable would likely harm our financial condition and results of operations.
If we are unable to attract, retain and motivate our executives and key employees, our business may be harmed.
To be competitive and execute our business strategy successfully, we must attract, retain and motivate our executives and key employees and recruit and develop diverse talent. Labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, the COVID-19 pandemic and workforce participation rates. We also must recruit and develop diverse talent. Changes in immigration and work permit regulations or in their administration or interpretation could impair our ability to attract and retain qualified employees. If we are less successful in our recruiting efforts, or if we cannot retain key employees, our business may be adversely affected. Competition for personnel results in increased costs in the form of cash and stock-based compensation. We also must retain the key personnel hired as a result of our acquisitions, or it could reduce the anticipated benefits of those transactions. We are highly dependent on the services of our longstanding executive team. Failure to ensure effective succession planning, transfer of knowledge and smooth transitions involving executives and key employees could hinder our strategic planning and execution and long-term success.

Our business is dependent upon the proper functioning of our business processes and information systems and modification or interruption of such systems may disrupt our business, processes and internal controls.
We rely upon internal processes and information systems to support key business functions, including our assessment of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. The efficient operation of these processes and systems is critical and they need to be scalable to support our growth, including for acquisitions of other businesses. We expect in the first quarter of fiscal year 2023 to commence implementation of accounting and consolidation functionality related to a new enterprise resource planning, or ERP, system. Any ERP system problems upon implementation, such as quality issues or programming errors, could impact our continued ability to successfully operate our business or to timely and accurately report our financial results. These changes may be costly and disruptive to our operations and could impose substantial demands on management time. Failure to implement new or updated controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.
Identification of material weaknesses in our internal controls, even if quickly remediated once disclosed, may cause investors to lose confidence in our financial statements and our stock price may decline. Remediation of any material weakness could require us to incur significant expenses and if we fail to remediate any material weakness, our financial statements may be inaccurate, we may be required to restate our financial statements, our ability to report our financial results on a timely and accurate basis may be adversely affected, our access to the capital markets may be restricted, the trading price of our common stock may decline, and we may be subject to sanctions or investigation by regulatory authorities.
The COVID-19 pandemic continues to impact our business and could materially adversely affect our financial condition and results of operations.
COVID-19 has impacted, and continues to impact, our workforce and operations and those of our customers, partners, vendors and suppliers. As the COVID-19 pandemic continues to evolve, the increased duration and impact of economic and demand uncertainty, and the limited availability of our supply chain and logistical services, may have a material net negative impact on our business and financial results. While COVID-19 has driven an increase in sales for certain of our products, the demand may not be sustainable if conditions change. COVID-19 containment around the world has put restrictions on, among other areas, manufacturing facilities, commerce, and support operations could limit our capacity to meet customer demand. Stronger demand globally has limited the availability of capacity and components in our supply chain, which could increase our costs, limit our ability to obtain supply at necessary levels or at all, or cause us to hold excess inventory if demand changes.
COVID-19’s effect on the global economy and our business is difficult to assess or predict. It has resulted in, and may continue to result in, disruption of global financial markets, which could negatively affect our stock price and liquidity. Volatility in the financial markets could impact overall technology spending, adversely affecting demand for our products, our business and the value of our common stock.
We have modified our business and workforce practices in response to COVID-19, and we may take further actions as required by government regulations or in the best interests of our employees, customers, partners and suppliers. There is no certainty that our actions will be sufficient to mitigate the risks posed by the disease, and our ability to perform critical functions could be harmed. When we begin to reopen our offices, we expect to incur incremental expenses as we resume onsite services and related in-office costs.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance and our ability to timely execute our business strategies may continue to be difficult to measure and predict. An extended period of global supply chain and economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, and access to sources of liquidity and financial condition, though the full extent and duration of these impacts is uncertain.
Our operating results have in the past fluctuated and may in the future fluctuate, and if our operating results are below the expectations of securities analysts or investors, our stock price could decline.
Our operating results have in the past fluctuated and may continue to fluctuate due to numerous factors described in these risk factors. Therefore, investors should not rely on past comparisons of our results of operations as an indication of our future performance. Additional factors that could affect our results of operations include, but are not limited to:
•our ability to adjust spending to offset revenue shortfalls due to the multi-year development cycle for some of our products and services;

•our ability to comply with our customers’ contractual obligations;
•the inability of some customers to make required payments, our ability to obtain credit insurance over the purchasing credit extended to these customers, and customer bad debt write-offs;
•unanticipated costs associated with environmental liabilities; and
•changes in financial accounting standards or interpretations of existing standards.
Any one or more of the factors discussed above could prevent us from achieving our expected future financial results. Any such failure to meet our expectations or the expectations of our investors or security analysts could cause our stock price to decline or experience substantial price volatility.
Risks Related to Regulatory, Legal, Our Stock and Other Matters
Our operations could be affected by the complex laws, rules and regulations to which our business is subject, and political and other actions may adversely impact our business.
We are subject to laws and regulations domestically and worldwide, affecting our operations in areas including, but not limited to, IP ownership and infringement; taxes; import and export requirements and tariffs; anti-corruption; business acquisitions; foreign exchange controls and cash repatriation restrictions; data privacy requirements; competition and antitrust; advertising; employment; product regulations; cybersecurity; environmental, health, and safety requirements; the responsible use of AI; climate change; cryptocurrency; and consumer laws. Compliance with such requirements can be onerous and expensive, could impact our competitive position, and may impact our business operations negatively. For example, the Foreign Corrupt Practices Act and other anti-corruption laws and regulations prohibit us from engaging in certain business practices. There can be no assurance that our employees, contractors, suppliers, or agents will not violate policies, controls, and procedures that we have designed to help ensure compliance with applicable laws. Violations of these laws and regulations can result in fines; criminal sanctions against us, our officers, or our employees; prohibitions on the conduct of our business; and damage to our reputation. Should any of these laws, rules and regulations be amended or expanded, or new ones enacted, we could incur materially greater compliance costs and/or restrictions on our ability to manufacture our products and operate our business. For example, we may face increased compliance costs as a result of changes or increases in anti-competition legislation, regulation, administrative rule making, and enforcement activity resulting from growing public concern over concentration of economic power in corporations.
Government actions, including trade protection and national security policies of U.S. and foreign government bodies, such as tariffs, import or export regulations, including deemed export restrictions, trade and economic sanctions, decrees, quotas or other trade barriers and restrictions could affect our ability to ship products, provide services to our customers and employees, do business without an export license with entities on the U.S. Department of Commerce’s U.S. Entity List or other U.S. government restricted parties lists (which is expected to change from time to time), and generally fulfill our contractual obligations and have a material adverse effect on our business. For example, in response to the Russian invasion of Ukraine, the United States and certain allies have imposed economic sanctions and export control measures and may impose additional sanctions or export control measures, which have and could in the future result in, among other things, severe or complete restrictions on exports to and other commerce and business dealings involving Russia, certain regions of Ukraine, and/or particular entities and individuals. Such actions have limited or blocked, or could in the future limit or block the passage of our products, services and support into Russia or other regions determined to be supporting Russia, and restrict access by our Russian or Ukrainian employees (both within and outside of Russia and Ukraine) to our systems, negatively impacting productivity. Given these recent sanctions and export restrictions imposed by the United States and foreign government bodies, we recently ceased product sales to Russia. While we have policies and procedures in place to ensure compliance with sanctions and trade restrictions, our employees, contractors, partners, and agents may take actions in violations of such policies and applicable law, for which we may be ultimately held responsible. If we were ever found to have violated U.S. export control laws, we may be subject to various penalties available under the laws, any of which could have a material and adverse impact on our business, operating results and financial condition. Additionally, changes in the public perception of governments in the regions where we operate or plan to operate could negatively impact our business and results of operations.
Geopolitical tensions and conflicts worldwide, including but not limited to Taiwan, China, Hong Kong, Israel and Korea where the manufacture of our product components and final assembly of our products are concentrated, may result in changing regulatory requirements, trade policies, export controls, import duties and economic disruptions that could impact our operating strategies, product demand, access to global markets, hiring, and profitability. The increasing focus on the strategic importance of AI technologies may result in additional regulatory restrictions that target products and services capable of enabling or facilitating AI, including some or all of our product and service offerings. Such restrictions could limit our ability to serve demand abroad and could negatively impact our business and financial results. Deemed export control limitations could negatively impact the ability of our research and development teams to execute our roadmap or other objectives in a timely manner.
Recent restrictions imposed by the Chinese government on the duration of gaming activities and access to games may adversely affect our Gaming business. Additionally, revisions to laws or regulations or their interpretation and enforcement could result in increased taxation, trade sanctions, the imposition of import duties or tariffs, restrictions and controls on imports or exports, or other retaliatory actions, which could have an adverse effect on our business plans or impact the timing of our shipments.
Issues relating to the responsible use of AI in our offerings may result in reputational harm and liability.
Concerns relating to the responsible use of new and evolving technologies, such as AI, in our products and services, may result in reputational harm and liability, and may cause us to incur costs to resolve such issues. We are increasingly building AI capabilities into many of our products and services. AI presents risks and challenges that could affect its adoption, and therefore our business. AI poses emerging ethical issues and if we enable or offer solutions that draw controversy due to their perceived or actual impact on society, or if we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI models and systems offered through our sales channels, we may experience brand or reputational harm, competitive harm or legal liability. Compliance with government regulation in the area of AI ethics may also increase the cost of related research and development. Our failure to address concerns relating to the responsible use of AI by us or others could undermine public confidence in AI and slow adoption of AI in our products and services or cause reputational harm.
Increased scrutiny from shareholders and others regarding our environmental, social and governance responsibilities could result in additional costs or risks and adversely impact our reputation and willingness of customers and suppliers to do business with us.
Shareholder advocacy groups, certain institutional investors, investment funds, other market participants, shareholders and customers have focused increasingly on the ESG and sustainability practices of companies, including those associated with climate change and human rights. These parties have placed increased importance on the implications of the social cost of their investments. If our ESG practices do not meet shareholder or other industry stakeholder expectations and standards, which continue to evolve, our brand, reputation and business activities may be negatively impacted. Any sustainability report that we publish or other sustainability disclosures we make may include our policies and practices on a variety of social and ethical matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, product quality, supply chain management, and talent diversity and inclusion practices. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices, or choose not to conduct business with potential customers, or discontinue or not expand business with existing customers, due to our policies. Also, our failure, or perceived failure, to meet the standards included in any sustainability disclosure could have a material negative impact on our reputation and business activities.
Actions to adequately protect our IP rights could result in substantial costs to us and our ability to compete could be harmed if we are unsuccessful or if we are prohibited from making or selling our products.
From time to time, we are involved in lawsuits or other legal proceedings alleging patent infringement or other IP rights violations by us, our employees or parties that we have agreed to indemnify for claims of infringement. An unfavorable ruling could include significant damages, invalidation of one or more patents, indemnification of third parties, payment of lost profits, or injunctive relief. Claims that our products or processes infringe the IP rights of others, regardless of their merit, could cause us to incur significant costs to respond to, defend, and resolve such claims, and they may also divert the efforts and attention of management and technical personnel.
We may commence legal proceedings in order to protect our IP rights, which may increase our operating expenses and negatively impact our operating results. We could be subject to countersuits as a result. If infringement claims are made against us or our products are found to infringe a third party’s IP, we or one of our indemnitees may have to seek a license to the third party’s IP rights. However, we may not be able to obtain licenses at all or on terms acceptable to us. If we or one of our indemnitees is unable to obtain such a license, we could be subject to substantial liabilities or have to suspend or discontinue the manufacture and sale of one or more of our products. We may also have to make royalty or other payments, or cross license our technology. If these arrangements are not concluded on commercially reasonable terms, our business could be negatively impacted. Furthermore, the indemnification of a customer or other indemnitee may increase our operating expenses which could negatively impact our operating results.
We rely on patents, trademarks, trade secrets, employee and third-party nondisclosure agreements, licensing arrangements, and the laws of the countries in which we operate to protect our IP. Foreign laws may not protect our products or IP rights to the same extent as United States law. This makes the possibility of piracy of our technology and products more likely. The theft or unauthorized use or publication of our trade secrets and other confidential business information could harm our competitive position and reduce acceptance of our products; as a result, the value of our investment in research and development, product development, and marketing could be reduced. We also may face risks to our IP if our employees are hired by potential competitors. We continuously assess whether and where to seek formal protection for existing and new innovations and technologies but cannot be certain whether our applications for such protections will be approved, and, if approved, whether we will be able to enforce such protections.
We are subject to stringent and changing data privacy and security obligations. Privacy concerns relating to our products and services could damage our reputation, deter current and potential users from using our products and services, or result in legal or regulatory proceedings and liability.
Our products and services may provide us with access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations, industry standards, external and internal policies, contracts and other obligations that govern the processing of such data by us and on our behalf. Concerns about our practices or the ultimate use of our products and services with regard to the collection, use, retention, security or disclosure of personal information or other privacy-related matters, including for use in AI, even if unfounded, could damage our reputation and adversely affect our operating results. The theft, loss, or misuse of personal data in our possession or by one of our partners could result in damage to our reputation, regulatory proceedings, disruption of our business activities or increased security costs and costs related to defending legal claims.
Worldwide regulatory authorities are considering and have approved various legislative proposals concerning data protection. The European Union adopted the General Data Protection Regulation, or GDPR, and the United Kingdom similarly adopted the U.K. GDPR, governing the strict handling of personal data of persons within the European Economic Area, or EEA, and the United Kingdom, respectively, including its use and protection and the ability of persons whose data is stored to access, correct and delete such data about themselves. If we are found not to comply, we could be subject to penalties of up to €20 million or 4% of worldwide revenue, whichever is greater, and individuals may initiate litigation related to our processing of their personal data. Furthermore, there exists a proposed European regulation related to AI that, if adopted, could impose onerous obligations and could require us to change our business practices.
Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, the GDPR generally restricts the transfer of personal data to countries outside of the EEA. The European Commission released a set of “Standard Contractual Clauses” designed for entities to validly transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection, including the United States. Other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which could increase the cost and complexity of doing business. The inability to import personal data to the United States could significantly and negatively impact our business operations, limit our ability to collaborate with parties that are subject to European and other data privacy and security laws, or require us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense.
The United States federal, state and local governments have enacted numerous data privacy and security laws, including for data breach notification, personal data privacy, and consumer protection. The California Consumer Privacy Act of 2018, or CCPA, gives California residents the right to access, delete and opt-out of certain sharing of their personal information, and to receive detailed information about how it is used and shared. The CCPA allows for statutory fines of up to $7,500 per violation and the law created a private right of action for certain data breaches. California’s privacy laws will further expand in 2023 under the California Privacy Rights Act of 2020, or CPRA, which may restrict the use of certain categories of sensitive personal information; further restrict the use of cross-contextual advertising techniques; restrict the retention of personal information; expand the types of data breaches subject to the private right of action; and establish the California Privacy Protection Agency to impose administrative fines. Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. If we become subject to new data privacy laws the risk of enforcement action against us could increase as we become subject to additional obligations.
The interpretation and application of consumer and data protection laws in the United States, Europe and elsewhere are quickly changing and may be interpreted and applied in an increasingly stringent fashion and in a manner that is inconsistent with our data practices. These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences, including but not limited to, government enforcement actions, litigation, additional reporting requirements and/or oversight, bans on processing personal data and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition.
We have exposure to tax liabilities and our operating results may be adversely impacted by higher than expected tax rates.
As a multinational corporation, we are subject to income taxes as well as non-income-based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenue and expenses in different jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. We are regularly under audit by tax authorities in different jurisdictions. For example, we are currently under examination by the Internal Revenue Service for our fiscal years 2018 and 2019 and under audit in Germany, Israel and India. Although we believe our tax estimates are reasonable, tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could increase our worldwide effective tax rate, increase the amount of non-income taxes imposed on our business, and harm our financial position, results of operations, and cash flows. Further, changes in United States federal and state or international tax laws applicable to multinational corporations or other fundamental law changes, including proposed changes to existing tax rules and regulations under the current U.S. administration and Congress and as a result of recommendations from intergovernmental economic organizations such as the Organization for Economic Cooperation and Development, or OECD, may materially impact our tax expense and cash flows, as we experienced in fiscal year 2018 with the passage of the 2017 Tax Cuts and Jobs Act, or TCJA. Starting in fiscal year 2023, the TCJA requires taxpayers to capitalize research and development expenditures and to amortize domestic expenditures over five years and foreign expenditures over fifteen years. If Congress does not modify or repeal this provision, it will materially reduce our cash flows beginning in fiscal year 2023. Furthermore, recent proposals to increase the U.S. corporate income tax rate or impose a minimum tax on financial statement income, increase U.S. taxation of international business operations and impose a global minimum tax, could result in increased marginal corporate tax rates. Numerous countries, as well as organizations such as the OECD, support the global minimum tax initiative and are considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business, which could materially impact our results of operations.
Our future effective tax rate may also be affected by changes in our business or statutory rates, changes in jurisdictions in which our profits are determined to be earned and taxed, changes in available tax credits, the resolution of issues arising from tax audits, changes in United States generally accepted accounting principles, adjustments to income taxes upon finalization of tax returns, increases in expenses not deductible for tax purposes, changes in the valuation of our deferred tax assets and liabilities and in deferred tax valuation allowances, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation and the recognition of excess tax benefits and tax deficiencies within the income tax provision in the period in which they occur, the impact of accounting for business combinations, shifts in the amount of earnings in the United States compared with other regions in the world and overall levels of income before tax, changes in the domestic or international organization of our business and structure, as well as the expiration of statute of limitations and settlements of audits. Any changes in our effective tax rate may reduce our net income.
Our business is exposed to the risks associated with litigation, investigations and regulatory proceedings.
We currently and will likely continue to face legal, administrative and regulatory proceedings, claims, demands and/or investigations involving shareholder, consumer, competition and/or other issues relating to our business. For example, we are currently defending on appeal the dismissal of a securities class action lawsuit from multiple shareholders seeking to assert claims that we and certain of our officers made false and/or misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand in 2017 and 2018. Litigation and regulatory proceedings are inherently uncertain, and adverse rulings could occur, including monetary damages or fines, or an injunction stopping us from manufacturing or selling certain products, engaging in certain business practices, or requiring other remedies, such as compulsory licensing of patents. An unfavorable outcome or settlement may result in a material adverse impact on our business, results of operations, financial position, and overall trends. Regardless of the outcome, litigation can be costly, time-consuming, and disruptive to our operations. Our business is subject to laws and regulations that are complex and change frequently. We may be required to incur significant expense to comply with changes in, or remedy violations of, these laws and regulations.
Our indebtedness could adversely affect our financial position and cash flows from operations, and prevent us from implementing our strategy or fulfilling our contractual obligations.
As of January 30, 2022, we had outstanding a total of $11 billion in notes due by 2060. As each series of senior notes matures, unless earlier redeemed or repurchased, we have to repay or refinance the notes. If we decide to refinance, we may be required to do so on different or less favorable terms or we may be unable to refinance the notes at all, both of which may adversely affect our financial condition. We also have a $575 million commercial paper program.
Maintenance of our indebtedness and contractual restrictions, and future issuances of indebtedness could cause us to dedicate a substantial portion of our cash flows from operations towards debt service obligations and principal repayments; increase our vulnerability to adverse changes in general economic, industry and competitive conditions; limit our flexibility in planning for, or reacting to, changes in our business and our industry; impair our ability to obtain future financing for working capital, capital expenditures, acquisitions, general corporate or other purposes; and restrict our ability to grant liens on property, enter into certain mergers, dispose of all or substantially all of our assets, or materially change our business.
We are required to comply with the covenants set forth in our indenture and our ability to comply may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the note holders or lenders, then any outstanding indebtedness may be declared immediately due and payable. Changes by any rating agency to our credit rating may negatively impact the value and liquidity of our securities, restrict our ability to obtain financing in the future and affect the terms of any such financing.
Delaware law and our certificate of incorporation, bylaws and agreement with Microsoft Corporation could delay or prevent a change in control.
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control. Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire a majority of our outstanding voting stock. These provisions include the ability of our Board of Directors to create and issue preferred stock, change the number of directors, and to make, amend or repeal our bylaws without prior shareholder approval; the inability of our shareholders to act by written consent or to call special meetings; advance notice requirements for director nominations and shareholder proposals; and a super-majority voting requirement to amend some provisions in our certificate of incorporation and bylaws. In 2000, we entered into an agreement with Microsoft to develop and sell graphics chips and license certain technology to Microsoft and its licensees for use in the Xbox. Under the agreement, if someone makes an offer to purchase at least 30% of the outstanding shares of our common stock, Microsoft may have first and last rights of refusal to purchase the stock. These provisions could delay or prevent a change in control of NVIDIA, discourage proxy contests, and make it more difficult for shareholders to elect directors of their choosing and to cause us to take other corporate actions they desire.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our headquarters is in Santa Clara, California. We own and lease approximately 1.76 million square feet of office and building space for our corporate headquarters. We have a new building at our Santa Clara campus which was completed in February 2022. In addition, we lease data center space in Santa Clara, California. We also own and lease facilities for data centers, research and development, and/or sales and administrative purposes throughout the U.S. and in various international locations, primarily in Asia, Israel, and Europe. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business. We do not identify or allocate assets by operating segment. For additional information regarding obligations under leases, refer to Note 3 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, which information is hereby incorporated by reference.
ITEM 3. LEGAL PROCEEDINGS
Please see Note 13 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a discussion of our legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Select Market under the symbol NVDA. Public trading of our common stock began on January 22, 1999. Prior to that, there was no public market for our common stock. As of March 11, 2022, we had approximately 313 registered shareholders, not including those shares held in street or nominee name.
On July 19, 2021, we executed a four-for-one stock split of our common stock, such that each stockholder of record at the close of business on June 21, 2021 received a dividend of three additional shares of common stock for every share held on the record date, or the Stock Split. All share, equity award, and per share amounts and related shareholders' equity balances presented herein have been retroactively adjusted to reflect the Stock Split.
Issuer Purchases of Equity Securities
Beginning August 2004, our Board of Directors authorized us to repurchase our stock.
Since the inception of our share repurchase program, we have repurchased an aggregate of 1.04 billion shares for a total cost of $7.08 billion through January 30, 2022.
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
We did not repurchase any shares during fiscal year 2022. As of January 30, 2022, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $7.24 billion through December 2022.
In fiscal year 2022, we paid $399 million in quarterly cash dividends. Our cash dividend program and the payment of future cash dividends under that program are subject to our Board's continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.
During the fourth quarter of fiscal year 2022, our Board of Directors approved the retirement of all existing 349 million treasury shares. Refer to Note 15 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion regarding the retirement of our treasury shares.
Restricted Stock Unit Share Withholding
We withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our employee equity incentive program. During fiscal year 2022, we withheld approximately 8 million shares for a total value of $1.90 billion through net share settlements. Beginning with the fourth quarter of fiscal year 2022, the tax withholding is recorded as a reduction to additional paid-in capital, with withheld shares assuming the status of authorized and unissued shares. Refer to Note 4 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion regarding our equity incentive plans.
Recent Sales of Unregistered Securities and Use of Proceeds
During fiscal year 2022, we issued a total of 175,333 shares of our common stock as consideration in connection with acquisitions, all in private transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2), Regulation D, or Regulation S.

Stock Performance Graphs
The following graph compares the cumulative total shareholder return for our common stock, the S&P 500 Index, and the Nasdaq 100 Index for the five years ended January 30, 2022. The graph assumes that $100 was invested on January 29, 2017 in our common stock and in each of the S&P 500 Index and the Nasdaq 100 Index. Our common stock is a component of each of the presented indices. Total return assumes reinvestment of dividends in each of the indices indicated. Total return is based on historical results and is not intended to indicate future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among NVIDIA Corporation, the S&P 500 Index, and the Nasdaq 100 Index
900
800
700
600
500
400
300
200
100
0
01/29/17
01/28/18
01/27/19
01/26/20
01/31/21
01/30/22
NVIDIA Corporation
S&P 500
Nasdaq 100

*$100 invested on 1/29/17 in stock and in indices, including reinvestment of dividends.
Source: FactSet financial data and analytics.

	1/29/2017	1/28/2018	1/27/2019	1/26/2020	1/31/2021	1/30/2022
NVIDIA Corporation	$100.00	$218.55	$144.24	$226.48	$470.59	$828.15
S&P 500	$100.00	$125.54	$122.64	$149.23	$174.97	$215.72
Nasdaq 100	$100.00	$136.00	$136.62	$179.79	$260.70	$303.21

ITEM 6. (RESERVED)

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
Overview
Our Company and Our Businesses
NVIDIA pioneered accelerated computing to help solve the most challenging computational problems. Since our original focus on PC graphics, we have expanded to several other large and important computationally intensive fields. Fueled by the sustained demand for exceptional 3D graphics and the scale of the gaming market, NVIDIA has leveraged its GPU architecture to create platforms for scientific computing, AI, data science, AV, robotics, AR and VR.
Our two operating segments are "Graphics" and "Compute & Networking." Refer to Note 17 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Recent Developments, Future Objectives and Challenges
Termination of the Arm Share Purchase Agreement
On February 8, 2022, NVIDIA and SoftBank announced the termination of the Share Purchase Agreement whereby NVIDIA would have acquired Arm from SoftBank. The parties agreed to terminate because of significant regulatory challenges preventing the completion of the transaction. We intend to record in operating expenses a $1.36 billion charge in the first quarter of fiscal year 2023 reflecting the write-off of the prepayment provided at signing in September 2020.
Demand
Demand for our products is based on many factors, including our product introductions, time to market, transitions, competitor product releases and announcements, and competing technologies, all of which can impact the timing and volume of our revenue. GPUs have use cases in addition to their designed and marketed use case, such as for digital currency mining, including blockchain-based platforms such as Ethereum. It is difficult for us to estimate with any reasonable degree of precision the past or current impact of cryptocurrency mining, or forecast the future impact of cryptocurrency mining, on demand for our products. Volatility in the cryptocurrency market, including new compute technologies, price changes in cryptocurrencies, government cryptocurrency policies and regulations, and new cryptocurrency standards can impact and have impacted in the past cryptocurrency demand, and further impact demand for our products and our ability to estimate demand for our products. Changes to cryptocurrency standards and processes including, but not limited to, the pending Ethereum 2.0 standard may decrease the usage of GPUs for Ethereum mining and may also create increased aftermarket resale of our GPUs, impact retail prices for our GPUs, increase returns of our products in the distribution channel, and may reduce demand for our new GPUs. We have introduced LHR GeForce GPUs with limited Ethereum mining capability and increased the supply of CMP in an effort to address demand from gamers and direct miners to CMP. Beginning in the second quarter of fiscal year 2022, nearly all our desktop NVIDIA Ampere architecture GeForce GPU shipments were LHR in our effort to direct GeForce to gamers. If attempts in the aftermarket to improve the hash rate capabilities of our LHR cards are successful, our gaming cards may become more attractive to miners, and therefore limit our ability to supply our cards to non-mining customers. We cannot predict whether our strategy of using LHR cards and CMP will achieve our desired outcome. Additionally, consumer and enterprise behavior during the COVID-19 pandemic has made it more difficult for us to estimate future demand and may have changed pre-pandemic behaviors, and these challenges may be more pronounced or volatile in the future on both a global and regional basis. In estimating demand and evaluating trends, we make multiple assumptions, any of which may prove to be incorrect.
Supply
Our manufacturing lead times are very long and in some cases, extend to be twelve months or longer, which requires us to make estimates of customers’ future demand. These conditions could lead to a significant mismatch between supply and demand, giving rise to product shortages or excess inventory, and make our demand forecast more uncertain. To have shorter shipment lead times and quicker delivery schedules for our customers, we may build finished products and maintain inventory for anticipated periods of growth which do not occur, anticipating demand that does not materialize, or for what we believe is pent-up demand. During fiscal year 2022, we made substantial strides in broadening our supply base to scale our company and better serve customer demand. We expect to remain supply-constrained into the first half of fiscal year 2023, primarily in Gaming and Networking. We have placed non-cancellable inventory orders for certain supply in advance of our historical lead times, paid premiums and provided deposits to secure future supply and capacity and may need to continue to do so in the future. Ordering product in advance of our historical lead times to secure supply in a constrained environment may trigger excess inventory or other charges if there is a partial or complete reduction in long-term demand for our products or if such demand is served by our competitors. Given our long lead times on inventory purchasing, demand may be perishable or may disappear. Given our current long lead times, we may order components before our product design is finalized and changes to the product design or end demand could trigger excess inventory. Our supply deliveries and production may be non-linear within a quarter or year which could cause changes to expected revenue or cash flows.
COVID-19
The COVID-19 pandemic continued during fiscal year 2022. Most of our employees continue to work remotely and we have paused most business travel. During fiscal year 2022, our Gaming, Data Center and Professional Visualization market platforms have benefited from stronger demand as people continue to work, learn, and play from home. Our Professional Visualization market platform also benefited from demand for workstations as enterprises support hybrid work environments. As our offices begin to reopen, we expect to incur incremental expenses as we resume onsite services and related in-office costs.
As the COVID-19 pandemic continues, the timing and overall demand from customers, the availability of supply chain, logistical services and component supply, and the impact of rising inflation may have a material net negative impact on our business and financial results.
We believe our existing balances of cash, cash equivalents and marketable securities, along with commercial paper arrangements, will be sufficient to satisfy our working capital needs, capital asset purchases, dividends, debt repayments and other liquidity requirements associated with our existing operations.
Fiscal Year 2022 Summary

	Year Ended
	January 30, 2022	January 31, 2021	Change

	($ in millions, except per share data)
Revenue	$26,914	$16,675	Up 61%
Gross margin	64.9%	62.3%	Up 260 bps
Operating expenses	$7,434	$5,864	Up 27%
Income from operations	$10,041	$4,532	Up 122%
Net income	$9,752	$4,332	Up 125%
Net income per diluted share	$3.85	$1.73	Up 123%
We specialize in markets where our computing platforms can provide tremendous acceleration for applications. These platforms incorporate processors, interconnects, software, algorithms, systems, and services to deliver unique value. Our platforms address four large markets where our expertise is critical: Gaming, Data Center, Professional Visualization, and Automotive.
Revenue for fiscal year 2022 was $26.91 billion, up 61% from a year ago.
Gaming revenue was up 61% from a year ago reflecting higher sales of GeForce GPUs. We continue to benefit from strong demand for NVIDIA Ampere architecture products, and believe the increase in Gaming revenue during fiscal year 2022 resulted from a combination of factors, including: the ramp of new RTX 30 Series GPUs; the release of new games supporting ray tracing; the rising popularity of gaming, esports, content creation and streaming; the demand for new and upgraded systems to support the increase in remote work; and the ability of end users to engage in cryptocurrency mining.

Although nearly all desktop NVIDIA Ampere architecture GeForce GPU shipments are LHR to help direct GeForce GPUs to gamers, our GPUs are capable of cryptocurrency mining. Gamers and others are therefore able to mine cryptocurrency using our GPUs, although we have limited visibility into how much this impacts our overall GPU demand. Volatility in the cryptocurrency market, including changes in the prices of cryptocurrencies or method of verifying transactions, such as proof of work or proof of stake, can impact demand for our products and degrade our ability to accurately estimate it. We are unable to estimate with any degree of precision the impact this volatility is likely to have in the future.
Data Center revenue was up 58% from a year ago primarily driven by sales of NVIDIA Ampere architecture GPUs across both training and inference for cloud computing and AI workloads such as natural language processing and deep recommender models.
Professional Visualization revenue was up 100% from a year ago driven by the ramp of NVIDIA Ampere architecture products and strong demand for workstations as enterprises support hybrid work environments, as well as growth in workloads such as 3D design, AI and rendering.
Automotive revenue was up 6% from a year ago due to self-driving and AI cockpit solutions offset by a decline in legacy cockpit revenue.
OEM and Other revenue was up 84% from a year ago primarily driven by CMP sales. CMP revenue was $550 million for the fiscal year and was nominal in the prior year.
Revenue for our CMP products declined significantly in the fourth quarter of fiscal year 2022. We are unable to estimate with any degree of precision the impact that volatility in the cryptocurrency market, as discussed above, is likely to have on future CMP sales.
Gross margin for fiscal year 2022 was up 260 basis points from a year ago driven by lower Mellanox acquisition-related charges, including a non-recurring inventory step-up charge of $161 million in fiscal year 2021. Margins also benefited from a higher-end mix within Gaming, partially offset by a mix shift within Data Center.

Operating expenses for fiscal year 2022 were up 27% from a year ago primarily driven by stock-based compensation, compensation-related costs associated with employee growth and higher infrastructure costs.
Income from operations was $10.04 billion, up 122% from a year ago. Net income and net income per diluted share were $9.75 billion and $3.85, up 125% and 123%, respectively, from a year ago.
Cash, cash equivalents and marketable securities were $21.21 billion, up from $11.56 billion a year earlier. The increase reflects operating cash flow generation and $5.00 billion of debt issuance proceeds.

We paid $399 million in quarterly cash dividends in fiscal year 2022.
Market Platform Highlights
At our November 2021 GPU Technology Conference, we announced general availability of NVIDIA Omniverse Enterprise; 65 new and updated software development kits, including NVIDIA Riva, Modulus, ReOpt, Morpheus, cuNumeric, and Clara Holoscan; NVIDIA Quantum-2 400Gbps switch and end-to-end networking platform; and NVIDIA Jetson AGX Orin for edge AI and autonomous machines.
In our Gaming platform during fiscal year 2022, we further expanded our desktop and laptop GeForce RTX 30 Series GPU line-ups; expanded the RTX ecosystem of games and applications to over 240; announced plans to integrate NVIDIA DLSS into the Unity game engine; and introduced a new high-performance membership tier to GeForce NOW.
In our Data Center platform, we launched new NVIDIA A30 and A10 GPUs for mainstream AI, data analytics and graphics; debuted a new class of NVIDIA-Certified Systems with leading server OEMs; unveiled NVIDIA Grace, our first Arm-based data center CPU; launched the NVIDIA AI Enterprise software suite; unveiled the NVIDIA Base Command and Fleet Command AI software offerings; and announced plans to build Earth-2, an AI supercomputer dedicated to addressing the global climate change crisis.
In our Professional Visualization platform, we unveiled NVIDIA RTX GPUs for next-generation notebook and desktop workstations; and launched NVIDIA Omniverse Enterprise for collaborative 3D design, digital twins and virtual worlds and NVIDIA Omniverse for Creators.

In our Automotive platform, we unveiled the NVIDIA DRIVE Atlan next-generation SOC; announced design wins with Mercedes-Benz for the AI cockpit in its new EQS sedan; with Volvo Cars for the autonomous driving computer in its next-generation cars, beginning with the XC90 in 2022; with energy vehicles from R-Auto, IM Motors, NIO, Faraday Future, VinFast and Xpeng; with robotaxis including Cruise, Amazon Zoox, Pony.ai and AutoX; with autonomous trucking companies Embark, Kodiak Robotics and Plus; formed a multi-year partnership with Jaguar Land Rover to jointly develop and deliver next-generation automated driving systems, plus AI-enabled services and experiences; and announced that Desay, Flex, Quanta, Valeo and ZF are using the NVIDIA DRIVE Hyperion platform to manufacture safe and secure AV systems for vehicle makers.
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
Situations that may result in excess or obsolete inventory include changes in business and economic conditions, changes in market conditions, sudden and significant decreases in demand for our products, inventory obsolescence because of changing technology and customer requirements, new product introductions resulting in less demand for existing products or inconsistent spikes in demand due to unexpected end use cases, failure to estimate customer demand properly, ordering in advance of historical lead-times and the impact of changes in future demand, or increase in demand for competitive products, including competitive actions. Cancellation or deferral of customer purchase orders could result in our holding excess inventory.
The overall net effect on our gross margin from inventory provisions and sales of items previously written down was an unfavorable impact of 0.9% in fiscal year 2022 and insignificant in fiscal year 2021. As a fabless semiconductor company, we must make commitments to purchase inventory based on forecasts of future customer demand. In doing so, we must account for our third-party manufacturers' lead times and constraints. Our manufacturing lead times are very long and in some cases, extend on to be twelve months or longer, which requires us to make estimates of customers’ future demand. We place non-cancellable inventory orders for certain products in advance of our historical lead times, pay premiums and provide deposits to secure future supply and capacity. We also adjust to other market factors, such as product offerings and pricing actions by our competitors, new product transitions, and macroeconomic conditions - all of which may impact demand for our products.
Refer to the Gross Profit and Gross Margin discussion below in this Management's Discussion and Analysis for further discussion.
Revenue Recognition
We derive our revenue from product sales, including hardware and systems, license and development arrangements, software licensing, and cloud services. We determine revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract (where revenue is allocated on a relative standalone selling price basis by maximizing the use of observable inputs to determine the standalone selling price for each performance obligation); and (5) recognition of revenue when, or as, we satisfy a performance obligation.
Product Sales Revenue
Revenue from product sales is recognized upon transfer of control of products to customers in an amount that reflects the consideration we expect to receive in exchange for those products. Certain products are sold with support or an extended warranty for the incorporated system, hardware, and/or software. Support and extended warranty revenue are recognized ratably over the service period, or as services are performed. Revenue is recognized net of allowances for returns, customer programs and any taxes collected from customers.
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
License and Development Arrangements
Our license and development arrangements with customers typically require significant customization of our IP components. As a result, we recognize the revenue from the license and the revenue from the development services as a single performance obligation over the period in which the development services are performed. We measure progress to completion based on actual cost incurred to date as a percentage of the estimated total cost required to complete each project. If a loss on an arrangement becomes probable during a period, we record a provision for such loss in that period.
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
As of January 30, 2022, we had a valuation allowance of $907 million related to state and certain other deferred tax assets that management determined are not likely to be realized due to jurisdictional projections of future taxable income, tax attributes usage limitation by certain jurisdictions, and potential utilization limitations of tax attributes acquired as a result of stock ownership changes. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax assets as an income tax benefit during the period.
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
Goodwill
Goodwill is subject to our annual impairment test during the fourth quarter of our fiscal year, or earlier, if indicators of potential impairment exist, using either a qualitative or a quantitative assessment. Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value. As of January 30, 2022, the total carrying amount of goodwill was $4.35 billion and the amount of goodwill allocated to our Graphics and Compute & Networking reporting units was $361 million and $3.99 billion, respectively. Determining the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. We also make judgments and assumptions in allocating assets and liabilities to each of our reporting units. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.
We performed our annual goodwill assessment during the fourth quarter of fiscal year 2022 using a qualitative assessment and concluded there was no goodwill impairment.
Refer to Note 6 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
Results of Operations
A discussion regarding our financial condition and results of operations for fiscal year 2022 compared to fiscal year 2021 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2021 compared to fiscal year 2020 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on February 26, 2021, which is available free of charge on the SEC’s website at http://www.sec.gov and at our investor relations website, http://investor.nvidia.com.
The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Income expressed as a percentage of revenue.

	Year Ended
	January 30, 2022	January 31, 2021
Revenue	100.0%	100.0%
Cost of revenue	35.1	37.7
Gross profit	64.9	62.3
Operating expenses:
Research and development	19.6	23.5
Sales, general and administrative	8.0	11.6
Total operating expenses	27.6	35.1
Income from operations	37.3	27.2
Interest income	0.1	0.3
Interest expense	(0.9)	(1.1)
Other, net	0.4	0.1
Other income (expense), net	(0.4)	(0.7)
Income before income tax expense	36.9	26.5
Income tax expense	0.7	0.5
Net income	36.2%	26.0%

Revenue
Revenue by Reportable Segments

	Year Ended
	January 30, 2022	January 31, 2021	$ Change	% Change

	($ in millions)
Graphics	$15,868	$9,834	$6,034	61%
Compute & Networking	11,046	6,841	4,205	61%
Total	$26,914	$16,675	$10,239	61%
Graphics - Graphics segment revenue increased by 61% in fiscal year 2022 compared to fiscal year 2021. We continue to benefit from strong demand for NVIDIA Ampere architecture products, and believe the increase in Gaming revenue during fiscal year 2022 resulted from a combination of factors, including: the ramp of new RTX 30 Series GPUs; the release of new games supporting ray tracing; the rising popularity of gaming, esports, content creation and streaming; the demand for new and upgraded systems to support the increase in remote work; and the ability of end users to engage in cryptocurrency mining.
Compute & Networking - Compute & Networking segment revenue increased by 61% in fiscal year 2022 compared to fiscal year 2021, driven primarily by sales of NVIDIA Ampere architecture products to hyperscale customers for cloud computing and workloads such as natural language processing and deep recommender models, as well as to vertical industries. The increase compared to fiscal year 2021 also reflects the strong sales of networking products and that fiscal year 2022 includes a full year of networking revenue as Mellanox was acquired in April 2020. CMP contributed $550 million in fiscal year 2022 compared to an insignificant amount in the prior year.
Concentration of Revenue
Revenue from sales to customers outside of the United States accounted for 84% and 81% of total revenue for fiscal years 2022 and 2021, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.
No customer represented 10% or more of total revenue for fiscal years 2022 and 2021.
Gross Profit and Gross Margin
Gross profit consists of total revenue, net of allowances, less cost of revenue. Cost of revenue consists primarily of the cost of semiconductors, including wafer fabrication, assembly, testing and packaging, board and device costs, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, inventory and warranty provisions, memory and component costs, tariffs, and shipping costs. Cost of revenue also includes acquisition-related costs, development costs for license and service arrangements, IP-related costs, and stock-based compensation related to personnel associated with manufacturing.
Our overall gross margin was 64.9% and 62.3% for fiscal years 2022 and 2021, respectively. The increase in fiscal year 2022 was primarily due to lower Mellanox acquisition-related charges, including a non-recurring inventory step-up charge of $161 million in fiscal year 2021. The increase also benefited from a higher-end mix within Graphics, partially offset by a mix shift within Compute & Networking.
Inventory provisions totaled $354 million and $116 million for fiscal years 2022 and 2021, respectively. Sales of inventory that was previously written-off or written-down totaled $111 million and $145 million for fiscal years 2022 and 2021, respectively. As a result, the overall net effect on our gross margin was an unfavorable impact of 0.9% in fiscal year 2022 and insignificant in fiscal year 2021.
The gross margin of our Graphics segment increased during fiscal year 2022 when compared to fiscal year 2021, primarily due to higher-end mix within GeForce GPUs.
The gross margin of our Compute & Networking segment decreased during fiscal year 2022 when compared to fiscal year 2021, primarily due to a shift in product mix and partially offset by a reduced contribution from Automotive solutions.

Operating Expenses

	Year Ended
	January 30, 2022	January 31, 2021	$ Change	% Change

	($ in millions)
Research and development expenses	$5,268	$3,924	$1,344	34%
% of net revenue	19.6%	23.5%
Sales, general and administrative expenses	2,166	1,940	226	12%
% of net revenue	8.0%	11.6%
Total operating expenses	$7,434	$5,864	$1,570	27%
Research and Development
Research and development expenses increased by 34% in fiscal year 2022 compared to fiscal year 2021, primarily driven by stock-based compensation, compensation-related costs associated with employee growth and higher infrastructure costs.
Sales, General and Administrative
Sales, general and administrative expenses increased by 12% in fiscal year 2022 compared to fiscal year 2021, primarily driven by stock-based compensation, compensation-related costs associated with employee growth, partially offset by lower amortization of intangibles.
Other Income (Expense), Net
Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $29 million and $57 million in fiscal years 2022 and 2021, respectively. The decrease in interest income was primarily due to lower interest rates earned on our investments.
Interest expense is primarily comprised of coupon interest and debt discount amortization related to our notes. Interest expense was $236 million and $184 million in fiscal years 2022 and 2021, respectively. The increase in expense reflects interest on the $5.00 billion note issued in June 2021.
Other, net, consists primarily of realized or unrealized gains and losses from investments in non-affiliated entities and the impact of changes in foreign currency rates. Other, net, was an income of $107 million during fiscal year 2022 and not significant during fiscal year 2021. The increase was primarily due to unrealized gains from our investments in non-affiliated entities. Refer to Note 9 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information regarding our investments in non-affiliated entities.
Income Taxes
We recognized income tax expense of $189 million and $77 million for fiscal years 2022 and 2021, respectively. Our annual effective tax rate was 1.9% and 1.7% for fiscal years 2022 and 2021, respectively.
The increase in our effective tax rate in fiscal year 2022 as compared to fiscal year 2021 was primarily due to an increase in the amount of earnings subject to U.S. tax, and a decreased impact of tax benefits from the U.S. federal research tax credit, partially offset by the benefit of the foreign-derived intangible income deduction, and the discrete benefit of the domestication of a foreign subsidiary, or the Domestication.
Our effective tax rate for fiscal year 2022 was lower than the U.S. federal statutory rate of 21% due to tax benefits from the foreign-derived intangible income deduction, income earned in jurisdictions, including the British Virgin Islands and Israel, that are subject to taxes lower than the U.S. federal statutory tax rate, excess tax benefits related to stock-based compensation, recognition of U.S. federal research tax credit and the one-time benefits of the Domestication.
Our effective tax rate for fiscal year 2021 was lower than the U.S. federal statutory rate of 21% due primarily to income earned in jurisdictions, including the British Virgin Islands, Israel, and Hong Kong, where the tax rate was lower than the U.S. federal statutory tax rate, recognition of U.S. federal research tax credits, and excess tax benefits related to stock-based compensation.

Refer to Note 14 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information, including the Domestication.

Liquidity and Capital Resources

	January 30, 2022	January 31, 2021

	(In millions)
Cash and cash equivalents	$1,990	$847
Marketable securities	19,218	10,714
Cash, cash equivalents, and marketable securities	$21,208	$11,561

	Year Ended
	January 30, 2022	January 31, 2021

	(In millions)
Net cash provided by operating activities	$9,108	$5,822
Net cash provided by (used in) investing activities	$(9,830)	$(19,675)
Net cash provided by financing activities	$1,865	$3,804
As of January 30, 2022, we had $21.21 billion in cash, cash equivalents and marketable securities, an increase of $9.65 billion from the end of fiscal year 2021. Our investment policy requires the purchase of highly rated fixed income securities, the diversification of investment types and credit exposures, and certain maturity limits on our portfolio.
Cash provided by operating activities increased in fiscal year 2022 compared to fiscal year 2021, due to higher net income, partially offset by changes in working capital. Changes in working capital were primarily driven by prepayments of $1.87 billion for long-term supply agreements and increases in trade receivables due to higher revenue.
Cash used in investing activities decreased in fiscal year 2022 compared to cash provided in fiscal year 2021, reflecting lower payments in acquiring businesses as compared to the acquisition of Mellanox in fiscal year 2021, and higher marketable securities sales and maturities, partially offset by higher purchases of marketable securities.
Cash provided by financing activities decreased in fiscal year 2022 compared to cash provided in fiscal year 2021, which primarily reflects a debt repayment in the fiscal year 2022 and higher tax payments on restricted stock units.
Liquidity
Our primary sources of liquidity are our cash and cash equivalents, our marketable securities, and the cash generated by our operations. As of January 30, 2022, we had $21.21 billion in cash, cash equivalents and marketable securities. We believe that we have sufficient liquidity to meet our operating requirements for at least the next twelve months, and for the foreseeable future, including our future supply obligations and additional supply. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance our future capital requirements.
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
During fiscal year 2023, we expect to use our existing cash and cash equivalents, our marketable securities, and the cash generated by our operations to fund our capital investments of approximately $1.4 billion related to property and equipment.
We have approximately $1.4 billion of cash, cash equivalents, and marketable securities held outside the U.S. for which we have not accrued any related foreign or state taxes if we repatriate these amounts to the U.S. Other than that, substantially all of our cash, cash equivalents and marketable securities held outside of the U.S. as of January 30, 2022 are available for use in the U.S. without incurring additional U.S. federal income taxes. Following the Domestication, we have utilized almost all of our accumulated U.S. federal research tax credits during fiscal year 2022, resulting in higher cash tax payments starting in fiscal year 2023. In addition, beginning in fiscal year 2023, the TCJA requires taxpayers to capitalize research and development expenditures and to amortize domestic expenditures over five years and foreign expenditures over fifteen years. This will impact cash flows from operations and result in significantly higher cash tax payments starting in fiscal year 2023. Refer to Note 14 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
Capital Return to Shareholders
In fiscal year 2022, we paid $399 million in quarterly cash dividends. Our cash dividend program and the payment of future cash dividends under that program are subject to our Board's continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.
As of January 30, 2022, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $7.24 billion through December 2022. We did not repurchase any shares during fiscal year 2022.
Outstanding Indebtedness and Commercial Paper Program
As of January 30, 2022, we had outstanding:
•$1.25 billion of Notes Due 2023;
•$1.25 billion of Notes Due 2024;
•$1.00 billion of Notes Due 2026;
•$1.25 billion of Notes Due 2028;
•$1.50 billion of Notes Due 2030;
•$1.25 billion of Notes Due 2031;
•$1.00 billion of Notes Due 2040;
•$2.00 billion of Notes Due 2050; and
•$500 million of Notes Due 2060.
We have a $575 million commercial paper program to support general corporate purposes. As of January 30, 2022, we had not issued any commercial paper.
Refer to Note 12 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.
Contractual Obligations
We have unrecognized tax benefits of $729 million, which includes related interest and penalties of $59 million recorded in non-current income tax payable as of January 30, 2022. We are unable to reasonably estimate the timing of any potential tax liability, interest payments, or penalties in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions. We are currently under examination by the Internal Revenue Service for our fiscal years 2018 and 2019. Refer to Note 14 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further information.
For a description of our long-term debt, purchase obligations, and operating lease obligations, refer to Note 12, Note 13, and Note 3 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, respectively.
Climate Change
Refer to Part I, Item 1 of this Annual Report on Form 10-K for a description of Environmental, Social and Corporate Governance activities. To date, there has been no material impact to our results of operations associated with global sustainability regulations, compliance, costs from sourcing renewable energy or climate-related business trends. There are no material current climate change regulations impacting us, however, we are monitoring potential regulation changes in California, the United States, the United Kingdom, the European Union and other jurisdictions. We believe that climate change has not had a material impact to our revenue to date. We have not experienced any significant physical effects of climate change to date on our operations and results, nor any significant impacts on the cost or availability of insurance. In fiscal year 2023, we plan to build Earth-2, an AI supercomputer dedicated to predicting the impacts of climate change and increase our purchases of Renewable Energy Credits.

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
As of January 30, 2022, we performed a sensitivity analysis on our investment portfolio. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5%, taking into account a zero percent yield floor, would result in a decrease in fair value for these investments of $33 million, or an increase in fair value for these investments of $22 million, respectively.
At January 30, 2022, we had $11.00 billion of senior Notes outstanding. We carry the Notes at face value less unamortized discount on our Consolidated Balance Sheets. As the Notes bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. Refer to Note 12 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
Foreign Exchange Rate Risk
We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Gains or losses from foreign currency remeasurement are included in other income or expense and to date have not been significant. The impact of foreign currency transaction gain or loss included in determining net income was not significant for fiscal years 2022 and 2021.
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
If the U.S. dollar strengthened by 10% as of January 30, 2022 and January 31, 2021, the amount recorded in accumulated other comprehensive income (loss) related to our foreign exchange contracts before tax effect would have been approximately $103 million and $84 million lower as of January 30, 2022 and January 31, 2021, respectively. Change in value recorded in accumulated other comprehensive income (loss) would be expected to offset a corresponding change in hedged forecasted foreign currency expenses when recognized.
If an adverse 10% foreign exchange rate change was applied to our balance sheet hedging contracts, it would have resulted in an adverse impact on income before taxes of approximately $41 million and $44 million as of January 30, 2022 and January 31, 2021, respectively. These changes in fair values would be offset in other income (expense), net by corresponding change in fair values of the foreign currency denominated monetary assets and liabilities, assuming the hedge contracts fully cover the foreign currency denominated monetary assets and liabilities balances.

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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of January 30, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective to provide reasonable assurance.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 30, 2022 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 30, 2022.
The effectiveness of our internal control over financial reporting as of January 30, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended January 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In fiscal year 2022, we began an upgrade of our enterprise resource planning, or ERP, system, which will update much of our existing core financial systems. The ERP system is designed to accurately maintain the Company’s financial records used to report operating results. The upgrade will occur in phases with the consolidated financial reporting and general ledger module to be implemented in fiscal year 2023. We will evaluate each quarter whether there are changes that affect our internal control over financial reporting.
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
ITEM 9B.  OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable
PART III
Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2022 Proxy Statement, no later than 120 days after the end of fiscal year 2022, and certain information included therein is incorporated herein by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Identification of Directors
Information regarding directors required by this item will be contained in our 2022 Proxy Statement under the caption “Proposal 1 - Election of Directors,” and is hereby incorporated by reference.
Identification of Executive Officers
Reference is made to the information regarding executive officers appearing under the heading “Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.
Identification of Audit Committee and Financial Experts
Information regarding our Audit Committee required by this item will be contained in our 2022 Proxy Statement under the captions “Report of the Audit Committee of the Board of Directors” and “Information About the Board of Directors and Corporate Governance,” and is hereby incorporated by reference.
Material Changes to Procedures for Recommending Directors
Information regarding procedures for recommending directors required by this item will be contained in our 2022 Proxy Statement under the caption “Information About the Board of Directors and Corporate Governance,” and is hereby incorporated by reference.
Delinquent Section 16(a) Reports
Information regarding compliance with Section 16(a) of the Exchange Act required by this item will be contained in our 2022 Proxy Statement under the caption “Delinquent Section 16(a) Reports,” and is hereby incorporated by reference.
Code of Conduct
Information regarding our Code of Conduct required by this item will be contained in our 2022 Proxy Statement under the caption “Information About the Board of Directors and Corporate Governance - Code of Conduct,” and is hereby incorporated by reference. The full text of our Code of Conduct and Financial Team Code of Conduct are published on the Investor Relations portion of our website, under Governance, at www.nvidia.com. The contents of our website are not a part of this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
Information regarding our executive compensation required by this item will be contained in our 2022 Proxy Statement under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Director Compensation” and “Compensation Committee Report,” and is hereby incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Ownership of NVIDIA Securities
Information regarding ownership of NVIDIA securities required by this item will be contained in our 2022 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is hereby incorporated by reference.

Equity Compensation Plan Information
Information regarding our equity compensation plans required by this item will be contained in our 2022 Proxy Statement under the caption "Equity Compensation Plan Information," and is hereby incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding related transactions and director independence required by this item will be contained in our 2022 Proxy Statement under the captions “Review of Transactions with Related Persons” and “Information About the Board of Directors and Corporate Governance - Independence of the Members of the Board of Directors,” and is hereby incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding accounting fees and services required by this item will be contained in our 2022 Proxy Statement under the caption “Fees Billed by the Independent Registered Public Accounting Firm,” and is hereby incorporated by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of NVIDIA Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of NVIDIA Corporation and its subsidiaries (the “Company”) as of January 30, 2022 and January 31, 2021, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended January 30, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 30, 2022 and January 31, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Valuation of Inventories - Provisions for Excess or Obsolete Inventories
As described in Note 1 to the consolidated financial statements, the Company charges cost of sales for inventory provisions to write-down inventory to the lower of cost or net realizable value or for obsolete or excess inventory. Most of the Company’s inventory provisions relate to excess quantities of products, based on the Company’s inventory levels and future product purchase commitments compared to assumptions about future demand and market conditions. As of January 30, 2022, the Company’s consolidated inventories balance was $2,605 million.
The principal considerations for our determination that performing procedures relating to the valuation of inventories, specifically the provisions for excess or obsolete inventories, is a critical audit matter are the significant judgment by management when developing provisions for excess or obsolete inventories, including developing assumptions related to future demand and market conditions. This in turn led to significant auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assumptions related to future demand and market conditions.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s provisions for excess or obsolete inventories, including controls over management’s assumptions related to future demand and market conditions. These procedures also included, among others, testing management’s process for developing the provisions for excess or obsolete inventories; evaluating the appropriateness of management’s approach; testing the completeness and accuracy of underlying data used in the approach; and evaluating the reasonableness of management’s assumptions related to future demand and market conditions. Evaluating management’s assumptions related to future demand and market conditions involved evaluating whether the assumptions used by management were reasonable considering (i) current and past results, including historical product life cycle, (ii) the consistency with external market and industry data, (iii) changes in technology, and (iv) comparing prior period estimates to actual results of the same period.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 17, 2022

We have served as the Company’s auditor since 2004.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Year Ended
	January 30, 2022	January 31, 2021	January 26, 2020
Revenue	$26,914	$16,675	$10,918
Cost of revenue	9,439	6,279	4,150
Gross profit	17,475	10,396	6,768
Operating expenses
Research and development	5,268	3,924	2,829
Sales, general and administrative	2,166	1,940	1,093
Total operating expenses	7,434	5,864	3,922
Income from operations	10,041	4,532	2,846
Interest income	29	57	178
Interest expense	(236)	(184)	(52)
Other, net	107	4	(2)
Other income (expense), net	(100)	(123)	124
Income before income tax	9,941	4,409	2,970
Income tax expense	189	77	174
Net income	$9,752	$4,332	$2,796

Net income per share:
Basic	$3.91	$1.76	$1.15
Diluted	$3.85	$1.73	$1.13

Weighted average shares used in per share computation:
Basic	2,496	2,467	2,439
Diluted	2,535	2,510	2,472
See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended
	January 30, 2022	January 31, 2021	January 26, 2020

Net income	$9,752	$4,332	$2,796
Other comprehensive income (loss), net of tax
Available-for-sale debt securities:
Net unrealized gain (loss)	(16)	2	8
Reclassification adjustments for net realized gain (loss) included in net income	—	(2)	—
Net change in unrealized gain (loss)	(16)	—	8
Cash flow hedges:
Net unrealized gain (loss)	(43)	9	10
Reclassification adjustments for net realized gain (loss) included in net income	29	9	(5)
Net change in unrealized gain (loss)	(14)	18	5
Other comprehensive income (loss), net of tax	(30)	18	13
Total comprehensive income	$9,722	$4,350	$2,809
See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	January 30, 2022	January 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,990	$847
Marketable securities	19,218	10,714
Accounts receivable, net	4,650	2,429
Inventories	2,605	1,826
Prepaid expenses and other current assets	366	239
Total current assets	28,829	16,055
Property and equipment, net	2,778	2,149
Operating lease assets	829	707
Goodwill	4,349	4,193
Intangible assets, net	2,339	2,737
Deferred income tax assets	1,222	806
Other assets	3,841	2,144
Total assets	$44,187	$28,791

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,783	$1,149
Accrued and other current liabilities	2,552	1,777
Short-term debt	—	999
Total current liabilities	4,335	3,925
Long-term debt	10,946	5,964
Long-term operating lease liabilities	741	634
Other long-term liabilities	1,553	1,375
Total liabilities	17,575	11,898
Commitments and contingencies - see Note 13
Shareholders’ equity:
Preferred stock, $0.001 par value; 2 shares authorized; none issued	—	—
Common stock, $0.001 par value; 4,000 shares authorized; 2,506 shares issued and outstanding as of January 30, 2022; 3,859 shares issued and 2,479 outstanding as of January 31, 2021	3	3
Additional paid-in capital	10,385	8,719
Treasury stock, at cost (None as of January 30, 2022 and 1,380 shares as of January 31, 2021)	—	(10,756)
Accumulated other comprehensive income (loss)	(11)	19
Retained earnings	16,235	18,908
Total shareholders' equity	26,612	16,893
Total liabilities and shareholders' equity	$44,187	$28,791
See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Outstanding		Additional	Treasury	Accumulated Other Comprehensive	Retained	Total Shareholders'
(In millions, except per share data)	Shares	Amount	Paid-in Capital	Stock	Income (Loss)	Earnings	Equity
Balances, January 27, 2019	2,423	$3	$6,049	$(9,263)	$(12)	$12,565	$9,342
Net income	—	—	—	—	—	2,796	2,796
Other comprehensive income	—	—	—	—	13	—	13
Issuance of common stock from stock plans	39	—	149	—	—	—	149
Tax withholding related to vesting of restricted stock units	(12)	—	—	(551)	—	—	(551)
Cash dividends declared and paid ($0.16 per common share)	—	—	—	—	—	(390)	(390)
Stock-based compensation	—	—	845	—	—	—	845
Balances, January 26, 2020	2,450	3	7,043	(9,814)	1	14,971	12,204
Net income	—	—	—	—	—	4,332	4,332
Other comprehensive income	—	—	—	—	18	—	18
Issuance of common stock from stock plans	40	—	194	—	—	—	194
Tax withholding related to vesting of restricted stock units	(11)	—	—	(942)	—	—	(942)
Cash dividends declared and paid ($0.16 per common share)	—	—	—	—	—	(395)	(395)
Fair value of partially vested equity awards assumed in connection with acquisitions	—	—	86	—	—	—	86
Stock-based compensation	—	—	1,396	—	—	—	1,396
Balances, January 31, 2021	2,479	3	8,719	(10,756)	19	18,908	16,893
Net income	—	—	—	—	—	9,752	9,752
Other comprehensive loss	—	—	—	—	(30)	—	(30)
Issuance of common stock from stock plans	35	—	281	—	—	—	281
Tax withholding related to vesting of restricted stock units	(8)	—	(614)	(1,290)	—	—	(1,904)
Cash dividends declared and paid ($0.16 per common share)	—	—	—	—	—	(399)	(399)
Fair value of partially vested equity awards assumed in connection with acquisitions	—	—	18	—	—	—	18
Stock-based compensation	—	—	2,001	—	—	—	2,001
Retirement of Treasury Stock	—	—	(20)	12,046	—	(12,026)	—
Balances, January 30, 2022	2,506	$3	$10,385	$—	$(11)	$16,235	$26,612
See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

		Year Ended
	January 30, 2022	January 31, 2021	January 26, 2020
Cash flows from operating activities:
Net income	$9,752	$4,332	$2,796
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	2,004	1,397	844
Depreciation and amortization	1,174	1,098	381
Deferred income taxes	(406)	(282)	18
(Gains) losses on investments in non-affiliates, net	(100)	—	1
Other	47	(20)	4
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,215)	(550)	(233)
Inventories	(774)	(524)	597
Prepaid expenses and other assets	(1,715)	(394)	77
Accounts payable	568	312	194
Accrued and other current liabilities	581	290	54
Other long-term liabilities	192	163	28
Net cash provided by operating activities	9,108	5,822	4,761
Cash flows from investing activities:
Proceeds from maturities of marketable securities	15,197	8,792	4,744
Proceeds from sales of marketable securities	1,023	527	3,365
Purchases of marketable securities	(24,787)	(19,308)	(1,461)
Purchases related to property and equipment and intangible assets	(976)	(1,128)	(489)
Acquisitions, net of cash acquired	(263)	(8,524)	(4)
Investments and other, net	(24)	(34)	(10)
Net cash provided by (used in) investing activities	(9,830)	(19,675)	6,145
Cash flows from financing activities:
Issuance of debt, net of issuance costs	4,977	4,968	—
Proceeds related to employee stock plans	281	194	149
Payments related to tax on restricted stock units	(1,904)	(942)	(551)
Repayment of debt	(1,000)	—	—
Dividends paid	(399)	(395)	(390)
Principal payments on property and equipment	(83)	(17)	—
Other	(7)	(4)	—
Net cash provided by (used in) financing activities	1,865	3,804	(792)
Change in cash and cash equivalents	1,143	(10,049)	10,114
Cash and cash equivalents at beginning of period	847	10,896	782
Cash and cash equivalents at end of period	$1,990	$847	$10,896
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$396	$249	$176
Cash paid for interest	$246	$138	$54
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
On July 19, 2021, we executed a four-for-one stock split of our common stock. All share, equity award, and per share amounts and related shareholders' equity balances presented herein have been retroactively adjusted to reflect the Stock Split.
Fiscal Year
We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2022 and 2020 were both 52-week years. Fiscal year 2021 was a 53-week year.
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
Revenue Recognition
We derive our revenue from product sales, including hardware and systems, license and development arrangements, software licensing, and cloud services. We determine revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract (where revenue is allocated on a relative standalone selling price basis by maximizing the use of observable inputs to determine the standalone selling price for each performance obligation); and (5) recognition of revenue when, or as, we satisfy a performance obligation.
Product Sales Revenue
Revenue from product sales is recognized upon transfer of control of products to customers in an amount that reflects the consideration we expect to receive in exchange for those products. Certain products are sold with support or an extended warranty for the incorporated system, hardware, and/or software. Support and extended warranty revenue are recognized ratably over the service period, or as services are performed. Revenue is recognized net of allowances for returns, customer programs and any taxes collected from customers.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
License and Development Arrangements
Our license and development arrangements with customers typically require significant customization of our IP components. As a result, we recognize the revenue from the license and the revenue from the development services as a single performance obligation over the period in which the development services are performed. We measure progress to completion based on actual cost incurred to date as a percentage of the estimated total cost required to complete each project. If a loss on an arrangement becomes probable during a period, we record a provision for such loss in that period.
Software Licensing
Our software licenses provide our customers with a right to use the software when it is made available to the customer. Customers may purchase either perpetual licenses or subscriptions to licenses, which differ mainly in the duration over which the customer benefits from the software. Software licenses are frequently sold along with the right to receive, on a when-and-if available basis, future unspecified software updates and upgrades. Revenue from software licenses is recognized up front when the software is made available to the customer. Software support revenue is recognized ratably over the service period, or as services are performed.
Cloud Services
Cloud services, which allow customers to use hosted software over the contract period without taking possession of the software, are provided on a subscription basis or a combination of subscription plus usage. Revenue related to subscription-based cloud services is recognized ratably over the contract period. Revenue related to cloud services based on usage is recognized as usage occurs.
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
Stock-based Compensation
We use the closing trading price of our common stock on the date of grant, minus a dividend yield discount, as the fair value of awards of restricted stock units, or RSUs, and performance stock units that are based on our corporate financial performance targets, or PSUs. We use a Monte Carlo simulation on the date of grant to estimate the fair value of performance stock units that are based on market conditions, or market-based PSUs. The compensation expense for RSUs and market-based PSUs is recognized using a straight-line attribution method over the requisite employee service period while compensation expense for PSUs is recognized using an accelerated amortization model. We estimate the fair value of shares to be issued under our employee stock purchase plan, or ESPP, using the Black-Scholes model at the commencement of an offering period in March and September of each year. Stock-based compensation for our ESPP is expensed using an accelerated amortization model. Additionally, we estimate forfeitures at least annually based on historical experience and revise the estimates of forfeiture in subsequent periods if actual forfeitures differ from those estimates.
Litigation, Investigation and Settlement Costs
We currently, are, and will likely continue to be subject to claims, litigation, and other actions, including potential regulatory proceedings, involving patent and other intellectual property matters, taxes, labor and employment, competition and antitrust, commercial disputes, goods and services offered by us and by third parties, and other matters. There are many uncertainties associated with any litigation or investigation, and we cannot be certain that these actions or other third-party claims against us will be resolved without litigation, fines and/or substantial

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

settlement payments or judgements. If information becomes available that causes us to determine that a loss in any of our pending litigation, investigations or settlements is probable, and we can reasonably estimate the loss associated with such events, we will record the loss in accordance with U.S. GAAP. However, the actual liability in any such litigation or investigation may be materially different from our estimates, which could require us to record additional costs.
Foreign Currency Remeasurement
We use the United States dollar as our functional currency for all of our subsidiaries. Foreign currency monetary assets and liabilities are remeasured into United States dollars at end-of-period exchange rates. Non-monetary assets and liabilities such as property and equipment and equity are remeasured at historical exchange rates. Revenue and expenses are remeasured at exchange rates in effect during each period, except for those expenses related to non-monetary balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in earnings in our Consolidated Statements of Income and to date have not been significant.
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
As of January 30, 2022, we had a valuation allowance of $907 million related to state and certain other deferred tax assets that management determined are not likely to be realized due to jurisdictional projections of future taxable income, tax attributes usage limitation by certain jurisdictions, and potential utilization limitations of tax attributes acquired as a result of stock ownership changes. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax assets as an income tax benefit during the period.
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
We classify our cash equivalents and marketable securities related to debt securities at the date of acquisition as available-for-sale. These available-for-sale debt securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income or loss, a component of shareholders’ equity, net of

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

tax. The fair value of interest-bearing debt securities includes accrued interest. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method and recorded in the other income (expense), net, section of our Consolidated Statements of Income.
All of our available-for-sale debt investments are subject to a periodic impairment review. If the estimated fair value of available-for-sale debt securities is less than its amortized cost basis, we determine if the difference, if any, is caused by expected credit losses and write-down the amortized cost basis of the securities if it is more likely than not we will be required or we intend to sell the securities before recovery of its amortized cost basis. Allowances for credit losses and write-downs are recognized in the other income (expense), net section of our Consolidated Statements of Income.
Fair Value of Financial Instruments
The carrying value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities as of January 30, 2022 and January 31, 2021. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains or losses included in accumulated other comprehensive income or loss, a component of shareholders’ equity, net of tax. Fair value of the marketable securities is determined based on quoted market prices. Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments designated as fair value hedges, the gains or losses are recognized in earnings in the periods of change together with the offsetting losses or gains on the hedged items attributed to the risk being hedged. For derivative instruments designated as cash-flow hedges, the effective portion of the gains or losses on the derivatives is initially reported as a component of other comprehensive income or loss and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. For derivative instruments not designated for hedge accounting, changes in fair value are recognized in earnings.
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
Inventories
Inventory cost is computed on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis. Inventory costs consist primarily of the cost of semiconductors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, and shipping costs, as well as the cost of purchased memory products and other component parts. We charge cost of sales for inventory provisions to write-down our inventory to the lower of cost or net realizable value or for obsolete or excess inventory. Most of our inventory provisions relate to excess quantities of products, based on our inventory levels and future product purchase commitments compared to assumptions about future demand and market conditions. Once inventory has been written-off or written-down, it creates a new cost basis for the inventory that is not subsequently written-up. We record a liability for noncancelable purchase commitments with suppliers for quantities in excess of our future demand forecasts consistent with our valuation of obsolete or excess inventory.
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
Intangible Assets and Other Long-Lived Assets
Intangible assets primarily represent acquired intangible assets including developed technology, in-process research and development, or IPR&D, and customer relationships, as well as rights acquired under technology licenses, patents, and acquired IP. We currently amortize our intangible assets with finite lives over periods ranging from one to twenty years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up or, if that pattern cannot be reliably determined, using a straight-line amortization method. We initially capitalize the fair value of IPR&D as an intangible asset with an indefinite life. When IPR&D projects are completed, we reclassify the IPR&D as an amortizable purchased intangible asset and amortize over the asset’s estimated useful life.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Marketable equity investments in publicly-held companies are recorded at fair value with the related unrealized and realized gains and losses recognized in other income (expense), net.
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
Note 2 - Business Combination
Termination of the Arm Share Purchase Agreement
On February 8, 2022, NVIDIA and SoftBank announced the termination of the Share Purchase Agreement whereby NVIDIA would have acquired Arm from SoftBank. The parties agreed to terminate because of significant regulatory challenges preventing the completion of the transaction. We intend to record in operating expenses a $1.36 billion charge in the first quarter of fiscal year 2023 reflecting the write-off of the prepayment provided at signing in September 2020.
Acquisition of Mellanox Technologies, Ltd.
In April 2020, we completed the acquisition of all outstanding shares of Mellanox for a total purchase consideration of $7.13 billion. Mellanox is a supplier of high-performance interconnect products for computing, storage and communications applications. We acquired Mellanox to optimize data center workloads to scale across the entire computing, networking, and storage stack.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Intangible Assets
The estimated fair value and useful life of the acquired intangible assets at the time of the acquisition are as follows:

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
Mellanox has an IPR&D project associated with the next generation interconnect product that had not yet reached technological feasibility as of the acquisition date. Accordingly, we recorded an indefinite-lived intangible asset of $630 million for the fair value of this project, which was initially not amortized. Instead, the project is tested for impairment annually and whenever events or changes in circumstances indicate that the project may be impaired or may have reached technological feasibility. Once and if the project reaches technological feasibility, we will begin to amortize the intangible asset over its estimated useful life.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 3 - Leases
Our lease obligations primarily consist of operating leases for our headquarters complex, domestic and international office facilities, and data center space, with lease periods expiring between fiscal years 2023 and 2035.
Future minimum lease payments under our non-cancelable operating leases as of January 30, 2022, are as follows:

Operating Lease Obligations
(In millions)
Fiscal Year:
2023	$176
2024	162
2025	136
2026	124
2027	114
2028 and thereafter	288
Total	1,000
Less imputed interest	115
Present value of net future minimum lease payments	885
Less short-term operating lease liabilities	144
Long-term operating lease liabilities	$741
In addition to our existing operating lease obligations, we have operating leases that are expected to commence within fiscal year 2023 with lease terms of 7 years for $169 million.

Operating lease expense for fiscal years 2022, 2021, and 2020 was $168 million, $145 million, $114 million, respectively. Short-term and variable lease expenses for fiscal years 2022, 2021, and 2020 were not significant.

Other information related to leases was as follows:

	Year Ended
	January 30, 2022	January 31, 2021	January 26, 2020

	(In millions)
Supplemental cash flows information
Operating cash flows used for operating leases	$154	$141	$103
Operating lease assets obtained in exchange for lease obligations (1)	$266	$200	$238
(1)    Fiscal year 2021 includes $80 million of operating lease assets addition due to Mellanox.
As of January 30, 2022, our operating leases had a weighted average remaining lease term of 7.1 years and a weighted average discount rate of 2.51%. As of January 31, 2021, our operating leases had a weighted average remaining lease term of 7.6 years and a weighted average discount rate of 2.87%.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our Consolidated Statements of Income include stock-based compensation expense, net of amounts allocated to inventory, as follows:

	Year Ended
	January 30, 2022	January 31, 2021	January 26, 2020

	(In millions)
Cost of revenue	$141	$88	$39
Research and development	1,298	860	540
Sales, general and administrative	565	449	265
Total	$2,004	$1,397	$844
Stock-based compensation capitalized in inventories was not significant during fiscal years 2022, 2021, and 2020.
The following is a summary of equity awards granted under our equity incentive plans:

	Year Ended
	January 30, 2022	January 31, 2021	January 26, 2020

	(In millions, except per share data)
RSUs, PSUs and Market-based PSUs
Awards granted	18	36	28
Estimated total grant-date fair value	$3,492	$2,764	$1,282
Weighted average grant-date fair value per share	$190.69	$76.81	$46.12

ESPP
Shares purchased	5	4	4
Weighted average price per share	$56.36	$34.80	$37.19
Weighted average grant-date fair value per share	$23.24	$16.91	$16.22
As of January 30, 2022, there was $4.87 billion of aggregate unearned stock-based compensation expense, net of forfeitures. This amount is expected to be recognized over a weighted average period of 2.4 years for RSUs, PSUs, and market-based PSUs, and 0.9 years for ESPP.
The fair value of shares issued under our ESPP have been estimated with the following assumptions:

Year Ended
	January 30, 2022	January 31, 2021	January 26, 2020

(Using the Black-Scholes model)
ESPP
Weighted average expected life (in years)	0.1-2.0	0.1-2.0	0.1-2.0
Risk-free interest rate	—%-0.5%	0.1%-1.6%	1.5%-2.6%
Volatility	20%-58%	26%-89%	30%-82%
Dividend yield	0.1%	0.1%-0.3%	0.3%-0.4%
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
Equity Incentive Program
We grant or have granted stock options, RSUs, PSUs, market-based PSUs, and stock purchase rights under the following equity incentive plans. In addition, in connection with our acquisitions of various companies, we have assumed certain stock-based awards granted under their stock incentive plans and converted them into our RSUs.
Amended and Restated 2007 Equity Incentive Plan
In 2007, our shareholders approved the NVIDIA Corporation 2007 Equity Incentive Plan, as most recently amended and restated, or the 2007 Plan.
The 2007 Plan authorizes the issuance of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards to employees, directors and consultants. Only our employees may receive incentive stock options. As of January 30, 2022, up to 50 million shares of our common stock could be issued pursuant to stock awards granted under the 2007 Plan, of which 6 million shares were issuable upon the exercise of outstanding stock options. All options are fully vested, the last of which will expire by December 2023 if not exercised. Currently, we grant RSUs, PSUs and market-based PSUs under the 2007 Plan, under which, as of January 30, 2022, there were 131 million shares available for future grants.
Subject to certain exceptions, RSUs granted to employees either vest (A) over a four-year period, subject to continued service, with 25% vesting on a pre-determined date that is close to the anniversary of the date of grant and 6.25% vesting quarterly thereafter, or (B) over a three-year period, subject to continued service, with 40% vesting on a pre-determined date that is close to the anniversary of the date of grant and 7.5% vesting quarterly thereafter. PSUs vest over a four-year period, subject to continued service, with 25% vesting on a pre-determined date that is close to the anniversary of the date of grant and 6.25% vesting quarterly thereafter. Market-based PSUs vest 100% on approximately the three-year anniversary of the date of grant. However, the number of shares subject to both PSUs and market-based PSUs that are eligible to vest is generally determined by the Compensation Committee based on achievement of pre-determined criteria.
Amended and Restated 2012 Employee Stock Purchase Plan
In 2012, our shareholders approved the NVIDIA Corporation 2012 Employee Stock Purchase Plan, as most recently amended and restated, or the 2012 Plan.
Employees who participate in the 2012 Plan may have up to 15% of their earnings withheld to purchase shares of common stock. The Board may decrease this percentage at its discretion. Each offering period is approximately 24 months, which is generally divided into four purchase periods of six months. The price of common stock purchased under our 2012 Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the fair market value of the common stock on each purchase date within the offering. As of January 30, 2022, we had 233 million shares reserved for future issuance under the 2012 Plan.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Equity Award Activity
The following is a summary of our equity award transactions under our equity incentive plans:

	RSUs, PSUs and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value

	(In millions, except per share data)
Balances, January 31, 2021	59	$66.17
Granted	18	$190.69
Vested restricted stock	(29)	$66.67
Canceled and forfeited	(2)	$86.47
Balances, January 30, 2022	46	$114.19
Vested and expected to vest after January 30, 2022	46	$113.84

As of January 30, 2022 and January 31, 2021, there were 131 million and 148 million shares, respectively, of common stock available for future grants under our equity incentive plans.
As of January 30, 2022, the total intrinsic value of options currently exercisable and outstanding was $1.38 billion, with an average exercise price of $3.55 per share and an average remaining term of 1.1 years. The total intrinsic value of options exercised was $741 million, $521 million, and $84 million for fiscal years 2022, 2021, and 2020, respectively. Upon the exercise of an option, we issue new shares of stock.
The total fair value of RSUs and PSUs, as of their respective vesting dates, during the years ended January 30, 2022, January 31, 2021, and January 26, 2020, was $5.56 billion, $2.67 billion, and $1.45 billion, respectively.
Note 5 - Net Income Per Share
The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Year Ended
	January 30, 2022	January 31, 2021	January 26, 2020

	(In millions, except per share data)
Numerator:
Net income	$9,752	$4,332	$2,796
Denominator:
Basic weighted average shares	2,496	2,467	2,439
Dilutive impact of outstanding equity awards	39	43	33
Diluted weighted average shares	2,535	2,510	2,472
Net income per share:
Basic (1)	$3.91	$1.76	$1.15
Diluted (2)	$3.85	$1.73	$1.13
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	21	12	44
(1)    Calculated as net income divided by basic weighted average shares.
(2)    Calculated as net income divided by diluted weighted average shares.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 6 - Goodwill
As of January 30, 2022, the total carrying amount of goodwill was $4.35 billion, consisting of goodwill balances allocated to our Graphics and Compute & Networking reporting units of $361 million and $3.99 billion, respectively. As of January 31, 2021, the total carrying amount of goodwill was $4.19 billion, consisting of goodwill balances allocated to our Graphics and Compute & Networking reporting units of $347 million and $3.85 billion, respectively. Goodwill increased by $156 million in fiscal year 2022 from acquisitions. We assigned $143 million of the increase in goodwill to our Compute & Networking segment and assigned $13 million of the increase to our Graphics segment. During the fourth quarters of fiscal years 2022, 2021, and 2020, we completed our annual impairment tests and concluded that goodwill was not impaired in any of these years.
Note 7 - Amortizable Intangible Assets
The components of our amortizable intangible assets are as follows:

	January 30, 2022			January 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In millions)			(In millions)
Acquisition-related intangible assets (1)	$3,418	$(1,304)	$2,114	$3,280	$(774)	$2,506
Patents and licensed technology	717	(492)	225	706	(475)	231
Total intangible assets	$4,135	$(1,796)	$2,339	$3,986	$(1,249)	$2,737
(1)    As of January 30, 2022, acquisition-related intangible assets include the fair value of a Mellanox in-process research and development project of $630 million, which has not yet commenced amortization.
Amortization expense associated with intangible assets for fiscal years 2022, 2021, and 2020 was $563 million, $612 million, and $25 million, respectively. Future amortization expense related to the net carrying amount of intangible assets, excluding in-process research and development, as of January 30, 2022 is estimated to be $585 million in fiscal year 2023, $461 million in fiscal year 2024, $405 million in fiscal year 2025, $121 million in fiscal year 2026, $16 million in fiscal year 2027, and $121 million in fiscal year 2028 and thereafter.
Note 8 - Cash Equivalents and Marketable Securities
Our cash equivalents and marketable securities related to debt securities are classified as “available-for-sale” debt securities.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is a summary of cash equivalents and marketable securities as of January 30, 2022 and January 31, 2021:

	January 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	$9,977	$—	$(3)	$9,974	$1,102	$8,872
Debt securities issued by the United States Treasury	7,314	—	(14)	7,300	—	7,300
Debt securities issued by United States government agencies	1,612	—	—	1,612	256	1,356
Certificates of deposit	1,561	—	—	1,561	21	1,540
Money market funds	316	—	—	316	316	—
Foreign government bonds	150	—	—	150	—	150
Total	$20,930	$—	$(17)	$20,913	$1,695	$19,218

	January 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	$4,442	$2	$—	$4,444	$234	$4,210
Debt securities issued by United States government agencies	2,975	1	—	2,976	28	2,948
Debt securities issued by the United States Treasury	2,846	—	—	2,846	25	2,821
Certificates of deposit	705	—	—	705	37	668
Money market funds	313	—	—	313	313	—
Foreign government bonds	67	—	—	67	—	67
Total	$11,348	$3	$—	$11,351	$637	$10,714

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides the breakdown of unrealized losses as of January 30, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
	(In millions)
Corporate debt securities	$2,445	$(3)	$19	$—	$2,464	$(3)
Debt securities issued by the United States Treasury	5,292	(14)	—	—	5,292	(14)
Total	$7,737	$(17)	$19	$—	$7,756	$(17)
Net realized gains and unrealized gains and losses were not significant for all periods presented.
The amortized cost and estimated fair value of cash equivalents and marketable securities as of January 30, 2022 and January 31, 2021 are shown below by contractual maturity.

	January 30, 2022		January 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(In millions)
Less than one year	$16,346	$16,343	$10,782	$10,783
Due in 1 - 5 years	4,584	4,570	566	568
Total	$20,930	$20,913	$11,348	$11,351
Note 9 - Fair Value of Financial Assets and Liabilities
The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. We review fair value hierarchy classification on a quarterly basis.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

		Fair Value at
	Pricing Category	January 30, 2022	January 31, 2021

		(In millions)
Assets
Cash equivalents and marketable securities:
Money market funds	Level 1	$316	$313
Corporate debt securities	Level 2	$9,974	$4,444
Debt securities issued by the United States Treasury	Level 2	$7,300	$2,846
Debt securities issued by United States government agencies	Level 2	$1,612	$2,976
Certificates of deposit	Level 2	$1,561	$705
Foreign government bonds	Level 2	$150	$67
Other assets (Investment in non-affiliated entities):
Publicly-held equity securities (1)	Level 1	$58	$—
Privately-held equity securities	Level 3	$208	$144

Liabilities (2)
2.20% Notes Due 2021	Level 2	$—	$1,011
0.309% Notes Due 2023	Level 2	$1,236	$—
0.584% Notes Due 2024	Level 2	$1,224	$—
3.20% Notes Due 2026	Level 2	$1,055	$1,124
1.55% Notes Due 2028	Level 2	$1,200	$—
2.85% Notes Due 2030	Level 2	$1,542	$1,654
2.00% Notes Due 2031	Level 2	$1,200	$—
3.50% Notes Due 2040	Level 2	$1,066	$1,152
3.50% Notes Due 2050	Level 2	$2,147	$2,308
3.70% Notes Due 2060	Level 2	$551	$602
(1)    Unrealized gains of $48 million from an investment in a publicly-traded equity security were recorded in other income (expense), net, in fiscal year 2022.
(2)    These liabilities are carried on our Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount and issuance costs.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 10 - Balance Sheet Components
Certain balance sheet components are as follows:

	January 30, 2022	January 31, 2021

	(In millions)
Inventories:
Raw materials	$791	$632
Work in-process	692	457
Finished goods	1,122	737
Total inventories	$2,605	$1,826

	January 30, 2022	January 31, 2021	Estimated Useful Life

	(In millions)		(In years)
Property and Equipment:
Land	$218	$218	(A)
Buildings, leasehold improvements, and furniture	874	796	(B)
Equipment, compute hardware, and software	2,852	1,985	3-5
Construction in process	737	558	(C)
Total property and equipment, gross	4,681	3,557
Accumulated depreciation and amortization	(1,903)	(1,408)
Total property and equipment, net	$2,778	$2,149
(A)Land is a non-depreciable asset.
(B)The estimated useful lives of our buildings are up to thirty years. Leasehold improvements and finance leases are amortized based on the lesser of either the asset’s estimated useful life or the expected lease term.
(C)Construction in process represents assets that are not available for their intended use as of the balance sheet date.
Depreciation expense for fiscal years 2022, 2021, and 2020 was $611 million, $486 million, and $355 million, respectively.
Accumulated amortization of leasehold improvements and finance leases was $265 million and $223 million as of January 30, 2022 and January 31, 2021, respectively.
Property, equipment and intangible assets acquired by assuming related liabilities during fiscal years 2022, 2021, and 2020 were $258 million, $157 million, and $212 million, respectively.

	January 30, 2022	January 31, 2021

Other assets:	(In millions)
Prepaid supply agreements	$1,747	$—
Advanced consideration for acquisition (1)	1,357	1,357
Prepaid royalties	409	440
Investment in non-affiliated entities	266	144
Other	62	203
Total other assets	$3,841	$2,144
(1)Refer to Note 2 - Business Combination for further details on the Arm acquisition.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	January 30, 2022	January 31, 2021

	(In millions)
Accrued and Other Current Liabilities:
Customer program accruals	$1,000	$630
Accrued payroll and related expenses	409	297
Deferred revenue (1)	300	288
Excess inventory purchase obligations	196	52
Other	647	510
Total accrued and other current liabilities	$2,552	$1,777
(1)Deferred revenue primarily includes customer advances and deferrals related to license and development arrangements, support for hardware and software, and cloud services.

	January 30, 2022	January 31, 2021

	(In millions)
Other Long-Term Liabilities:
Income tax payable (1)	$980	$836
Deferred income tax	245	241
Deferred revenue (2)	202	163
Other	126	135
Total other long-term liabilities	$1,553	$1,375
(1)As of January 30, 2022, income tax payable represents the long-term portion of the one-time transition tax payable of $251 million, long-term portion of the unrecognized tax benefits of $670 million, and related interest and penalties of $59 million.
(2)Deferred revenue primarily includes deferrals related to support for hardware and software.
Deferred Revenue
The following table shows the changes in deferred revenue during fiscal years 2022 and 2021.

	January 30, 2022	January 31, 2021

	(In millions)
Balance at beginning of period	$451	$201
Deferred revenue added during the period	821	536
Addition due to business combinations	8	75
Revenue recognized during the period	(778)	(361)
Balance at end of period	$502	$451
Revenue related to remaining performance obligations represents the contracted license and development arrangements and support for hardware and software. This includes deferred revenue currently recorded and amounts that will be invoiced in future periods. As of January 30, 2022, $624 million of revenue related to performance obligations had not been recognized, of which we expect to recognize approximately 49% over the next twelve months and the remainder thereafter. This excludes revenue related to performance obligations for contracts with a length of one year or less.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 11 - Derivative Financial Instruments
We enter into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. These contracts are designated as cash flow hedges for hedge accounting treatment. Gains or losses on the contracts are recorded in accumulated other comprehensive income or loss and reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur. The fair value of the contracts was not significant as of January 30, 2022 and January 31, 2021.
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
The table below presents the notional value of our foreign currency forward contracts outstanding as of January 30, 2022 and January 31, 2021:

	January 30, 2022	January 31, 2021

	(In millions)
Designated as cash flow hedges	$1,023	$840
Non-designated hedges	$408	$441
As of January 30, 2022, all designated foreign currency forward contracts mature within eighteen months. The expected realized gains and losses deferred into accumulated other comprehensive income (loss) related to foreign currency forward contracts within the next twelve months was not significant.
During fiscal years 2022 and 2021, the impact of derivative financial instruments designated for hedge accounting treatment on other comprehensive income or loss was not significant and all such instruments were determined to be highly effective.
Note 12 - Debt
Long-Term Debt
In June 2021, March 2020, and September 2016, we issued a total of $5.00 billion, $5.00 billion, and $2.00 billion aggregate principal of senior notes, respectively. The net proceeds from these offerings were $4.98 billion, $4.97 billion, and $1.98 billion, respectively, after deducting debt discount and issuance costs.
On August 16, 2021, we repaid the $1.00 billion of 2.20% Notes Due 2021.
All of our notes are unsecured senior obligations. All existing and future liabilities of our subsidiaries will be effectively senior to the notes. Our notes pay interest semi-annually. We may redeem each of our notes prior to maturity, subject to a make-whole premium as defined in the applicable form of note.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The carrying value of the Notes, the calendar year of maturity, and the associated interest rates were as follows:

	Expected Remaining Term (years)	Effective Interest Rate	January 30, 2022	January 31, 2021

			(In millions)
2.20% Notes Due 2021	—	2.38%	$—	$1,000
0.309% Notes Due 2023	1.4	0.41%	1,250	—
0.584% Notes Due 2024	2.4	0.66%	1,250	—
3.20% Notes Due 2026	4.6	3.31%	1,000	1,000
1.55% Notes Due 2028	6.4	1.64%	1,250	—
2.85% Notes Due 2030	8.2	2.93%	1,500	1,500
2.00% Notes Due 2031	9.4	2.09%	1,250	—
3.50% Notes Due 2040	18.2	3.54%	1,000	1,000
3.50% Notes Due 2050	28.2	3.54%	2,000	2,000
3.70% Notes Due 2060	38.2	3.73%	500	500
Unamortized debt discount and issuance costs			(54)	(37)
Net carrying amount			10,946	6,963
Less short-term portion			—	(999)
Total long-term portion			$10,946	$5,964
As of January 30, 2022, we were in compliance with the required covenants under the Notes.
Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of January 30, 2022, we had not issued any commercial paper.
Note 13 - Commitments and Contingencies
Purchase Obligations
Our purchase obligations primarily include our commitments to purchase components used to manufacture our products, including long-term supply agreements, certain software and technology licenses, other goods and services and long-lived assets.
We have entered into several long-term supply agreements, under which we have made advance payments and have $1.58 billion remaining unpaid. As of January 30, 2022, we had outstanding inventory purchase and long-term supply obligations totaling $9.00 billion, inclusive of the $1.58 billion, and other purchase obligations totaling $1.30 billion.
Total future unconditional purchase commitments as of January 30, 2022, are as follows:

Commitments
(In millions)
Fiscal Year:
2023	$9,302
2024	765
2025	201
2026	28
Total	$10,296

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In March 2022, we entered into a supply agreement with payments of $670 million to be paid over nine years.
Accrual for Product Warranty Liabilities
The estimated amount of product warranty liabilities was $46 million and $22 million as of January 30, 2022 and January 31, 2021, respectively.
In connection with certain agreements that we have entered in the past, we have provided indemnities for matters such as tax, product, and employee liabilities. We have included IP indemnification provisions in our technology related agreements with third parties. Maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. We have not recorded any liability for such indemnifications.
Litigation
Securities Class Action and Derivative Lawsuits
The plaintiffs in the putative securities class action lawsuit, captioned 4:18-cv-07669-HSG, initially filed on December 21, 2018 in the United States District Court for the Northern District of California, and titled In Re NVIDIA Corporation Securities Litigation, filed an amended complaint on May 13, 2020. The amended complaint asserted that NVIDIA and certain NVIDIA executives violated Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and SEC Rule 10b-5, by making materially false or misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand between May 10, 2017 and November 14, 2018. Plaintiffs also alleged that the NVIDIA executives who they named as defendants violated Section 20(a) of the Exchange Act. Plaintiffs sought class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees and expert fees, and further relief as the Court may deem just and proper. On March 2, 2021, the district court granted NVIDIA’s motion to dismiss the complaint without leave to amend, entered judgment in favor of NVIDIA and closed the case. On March 30, 2021, plaintiffs filed an appeal from judgment in the United States Court of Appeals for the Ninth Circuit, case number 21-15604. Oral argument is scheduled for May 10, 2022.
The putative derivative lawsuit pending in the United States District Court for the Northern District of California, captioned 4:19-cv-00341-HSG, initially filed January 18, 2019 and titled In re NVIDIA Corporation Consolidated Derivative Litigation, was stayed pending resolution of the plaintiffs’ appeal in the In Re NVIDIA Corporation Securities Litigation action. On February 22, 2022, the court administratively closed the case, but stated that it would reopen the case once the appeal in the In Re NVIDIA Corporation Securities Litigation action is resolved. The lawsuit asserts claims, purportedly on behalf of us, against certain officers and directors of the Company for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act based on the dissemination of allegedly false and misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand. The plaintiffs are seeking unspecified damages and other relief, including reforms and improvements to NVIDIA’s corporate governance and internal procedures.
The putative derivative actions initially filed September 24, 2019 and pending in the United States District Court for the District of Delaware, Lipchitz v. Huang, et al. (Case No. 1:19-cv-01795-UNA) and Nelson v. Huang, et. al. (Case No. 1:19-cv-01798- UNA), remain stayed pending resolution of the plaintiffs’ appeal in the In Re NVIDIA Corporation Securities Litigation action. The lawsuits assert claims, purportedly on behalf of us, against certain officers and directors of the Company for breach of fiduciary duty, unjust enrichment, insider trading, misappropriation of information, corporate waste and violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act based on the dissemination of allegedly false, and misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand. The plaintiffs seek unspecified damages and other relief, including disgorgement of profits from the sale of NVIDIA stock and unspecified corporate governance measures.
Accounting for Loss Contingencies
As of January 30, 2022, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, except as specifically described above, any possible loss or range of loss in these matters cannot be reasonably estimated at this time. We are engaged in legal actions not described above arising in the ordinary course of business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 14 - Income Taxes
The income tax expense (benefit) applicable to income before income taxes consists of the following:

	Year Ended
	January 30, 2022	January 31, 2021	January 26, 2020

	(In millions)
Current income taxes:
Federal	$482	$197	$65
State	42	1	4
Foreign	71	161	87
Total current	595	359	156
Deferred taxes:
Federal	(420)	(246)	2
Foreign	14	(36)	16
Total deferred	(406)	(282)	18
Income tax expense	$189	$77	$174
Income before income tax consists of the following:

	Year Ended
	January 30, 2022	January 31, 2021	January 26, 2020

	(In millions)
Domestic (1)	$8,446	$1,437	$620
Foreign	1,495	2,972	2,350
Income before income tax	$9,941	$4,409	$2,970
(1)Fiscal year 2022 domestic income before income tax increased as compared to fiscal years 2021 and 2020 due to the Domestication in the second quarter of fiscal year 2022.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The income tax expense (benefit) differs from the amount computed by applying the U.S. federal statutory rate of 21% to income before income taxes as follows:

	Year Ended
	January 30, 2022	January 31, 2021	January 26, 2020

	(In millions)
Tax expense computed at federal statutory rate	$2,088	$926	$624
Expense (benefit) resulting from:
State income taxes, net of federal tax effect	42	10	12
Foreign-derived intangible income	(520)	—	—
Foreign tax rate differential	(497)	(561)	(301)
Stock-based compensation	(337)	(136)	(60)
U.S. federal R&D tax credit	(289)	(173)	(110)
IP domestication	(244)	—	—
Other	(54)	11	9
Income tax expense	$189	$77	$174
The tax effect of temporary differences that gives rise to significant portions of the deferred tax assets and liabilities are presented below:

	January 30, 2022	January 31, 2021

	(In millions)
Deferred tax assets:
Research and other tax credit carryforwards	$798	$650
Property, equipment and intangible assets	530	32
GILTI deferred tax assets	378	709
Accruals and reserves, not currently deductible for tax purposes	258	59
Operating lease liabilities	125	120
Net operating loss carryforwards	118	100
Stock-based compensation	86	36
Other deferred tax assets	22	—
Gross deferred tax assets	2,315	1,706
Less valuation allowance	(907)	(728)
Total deferred tax assets	1,408	978
Deferred tax liabilities:
Acquired intangibles	(169)	(191)
Unremitted earnings of foreign subsidiaries	(150)	(111)
Operating lease assets	(113)	(111)
Gross deferred tax liabilities	(432)	(413)
Net deferred tax asset (1)	$976	$565
(1) Net deferred tax asset includes long-term deferred tax assets of $1.22 billion and $806 million and long-term deferred tax liabilities of $245 million and $241 million for fiscal years 2022 and 2021, respectively. Long-term deferred tax liabilities are included in other long-term liabilities on our Consolidated Balance Sheets.
We recognized income tax expense of $189 million, $77 million, and $174 million for fiscal years 2022, 2021, and 2020 respectively. Our annual effective tax rate was 1.9%, 1.7%, and 5.9% for fiscal years 2022, 2021, and 2020, respectively. The increase in our effective tax rate in fiscal year 2022 as compared to fiscal year 2021 was primarily due to an

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

increase in the amount of earnings subject to U.S. tax, and a decreased impact of tax benefits from the U.S. federal research tax credit, partially offset by the benefit of the foreign-derived intangible income deduction and the discrete benefit of the Domestication. The decrease in our effective tax rate in fiscal year 2021 as compared to fiscal year 2020 was primarily due to a decrease in the proportional amount of earnings subject to United States tax and an increase of tax benefits from stock-based compensation.
On June 28, 2021, we simplified our corporate structure by repatriating the economic rights of certain non-U.S. IP to the United States via domestication of a foreign subsidiary, or the Domestication. The Domestication more closely aligns our corporate structure to our operating structure in accordance with the Organization for Economic Cooperation and Development’s Base Erosion and Profit Shifting conclusions and changes to U.S. and European tax laws. The impact of the Domestication, which is regarded as a change in tax status, resulted in a discrete benefit primarily from re-valuing certain deferred tax assets, net of deferred tax liabilities, of $244 million in fiscal year 2022.
Our effective tax rate for fiscal year 2022 was lower than the U.S. federal statutory rate of 21% due to tax benefits from the foreign-derived intangible income deduction, income earned in jurisdictions, including the British Virgin Islands and Israel, that are subject to taxes lower than the U.S. federal statutory tax rate, excess tax benefits related to stock-based compensation, recognition of U.S. federal research tax credits and the one-time benefits of the Domestication.
Our effective tax rates for fiscal years 2021 and 2020 were lower than the U.S. federal statutory rate of 21% due primarily to income earned in jurisdictions, including the British Virgin Islands, Israel and Hong Kong, where the tax rate was lower than the U.S. federal statutory tax rate, recognition of U.S. federal research tax credits, and excess tax benefits related to stock-based compensation.
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
As of January 30, 2022, we intend to indefinitely reinvest approximately $1.05 billion and $232 million of cumulative undistributed earnings held by certain subsidiaries in Israel and the United Kingdom, respectively. We have not provided the amount of unrecognized deferred tax liabilities for temporary differences related to these investments as the determination of such amount is not practicable.
As of January 30, 2022 and January 31, 2021, we had a valuation allowance of $907 million and $728 million, respectively, related to state and certain other deferred tax assets that management determined not likely to be realized due, in part, to jurisdictional projections of future taxable income. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax assets as income tax benefits during the period.
As of January 30, 2022, we had federal, state and foreign net operating loss carryforwards of $397 million, $345 million and $341 million, respectively. The federal and state carryforwards will begin to expire in fiscal year 2023. The foreign net operating loss carryforwards of $341 million may be carried forward indefinitely. As of January 30, 2022, we had federal research tax credit carryforwards of $102 million that will begin to expire in fiscal year 2042. We have state research tax credit carryforwards of $1.24 billion, of which $1.18 billion is attributable to the State of California and may be carried over indefinitely, and $55 million is attributable to various other states and will begin to expire in fiscal year 2023. Our tax attributes, net operating loss and tax credit carryforwards, remain subject to audit and may be adjusted for changes or modification in tax laws, other authoritative interpretations thereof, or other facts and circumstances. Utilization of federal, state, and foreign net operating losses and tax credit carryforwards may also be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state and foreign tax provisions. If any such limitations apply, the federal, state, or foreign net operating loss and tax credit carryforwards, as applicable, may expire or be denied before utilization.
As of January 30, 2022, we had $1.01 billion of gross unrecognized tax benefits, of which $808 million would affect our effective tax rate if recognized. However, $181 million of the unrecognized tax benefits were related to state income tax positions taken, that, if recognized, would be in the form of a carryforward deferred tax asset that would likely attract a full valuation allowance. The $808 million of net unrecognized tax benefits as of January 30, 2022 consisted of $670 million recorded in non-current income taxes payable and $138 million reflected as a net reduction to the deferred tax assets.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A reconciliation of gross unrecognized tax benefits is as follows:

	January 30, 2022	January 31, 2021	January 26, 2020

	(In millions)
Balance at beginning of period	$776	$583	$477
Increases in tax positions for current year	246	158	104
Increases in tax positions for prior years (1)	14	60	7
Decreases in tax positions for prior years	(4)	(11)	—
Settlements	(8)	(5)	—
Lapse in statute of limitations	(11)	(9)	(5)
Balance at end of period	$1,013	$776	$583
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
We include interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 30, 2022, January 31, 2021, and January 26, 2020, we had accrued $59 million, $44 million, and $31 million, respectively, for the payment of interest and penalties related to unrecognized tax benefits, which is not included as a component of our unrecognized tax benefits. As of January 30, 2022, unrecognized tax benefits of $670 million and the related interest and penalties of $59 million are included in non-current income taxes payable.
While we believe that we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of January 30, 2022, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.
We are subject to taxation by taxing authorities both in the United States and other countries. As of January 30, 2022, the significant tax jurisdictions that may be subject to examination include China, Germany, Hong Kong, India, Israel, Taiwan, United Kingdom, and the United States for fiscal years 2005 through 2021. As of January 30, 2022, the significant tax jurisdictions for which we are currently under examination include Germany, India, Israel, and the United States for fiscal years 2005 through 2019.
Note 15 - Shareholders’ Equity
Capital Return Program
Beginning August 2004, our Board of Directors authorized us to repurchase our stock.
Through January 30, 2022, we have repurchased an aggregate of 1.04 billion shares under our share repurchase program for a total cost of $7.08 billion. As of January 30, 2022, we have a remaining authorization, subject to certain specifications, to repurchase shares of our common stock up to $7.24 billion through December 2022. From January 31, 2022 through March 17, 2022, we repurchased 7.7 million shares of our common stock for $1.75 billion.
During fiscal years 2022, 2021, and 2020, we paid $399 million, $395 million, and $390 million in cash dividends to our shareholders, respectively.
During the fourth quarter of fiscal year 2022, our Board of Directors approved the retirement of our existing 349 million treasury shares. These shares assumed the status of authorized and unissued shares upon retirement. The excess of repurchase price over par value was allocated between additional paid-in capital and retained earnings, resulting in a reduction in additional paid-in capital by $20 million and retained earnings by $12.0 billion. Any future repurchased shares will assume the status of authorized and unissued shares.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 16 - Employee Retirement Plans
We provide tax-qualified defined contribution plans to eligible employees in the U.S. and certain other countries. Our contribution expense for fiscal years 2022, 2021, and 2020 was $168 million, $120 million, and $76 million, respectively.
Note 17 - Segment Information
Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making decisions and assessing financial performance.
Our Graphics segment includes GeForce GPUs for gaming and PCs, the GeForce NOW game streaming service and related infrastructure, and solutions for gaming platforms; Quadro/NVIDIA RTX GPUs for enterprise workstation graphics; vGPU software for cloud-based visual and virtual computing; automotive platforms for infotainment systems; and Omniverse software for building 3D designs and virtual worlds.
Our Compute & Networking segment includes Data Center platforms and systems for AI, HPC, and accelerated computing; Mellanox networking and interconnect solutions; automotive AI Cockpit, autonomous driving development agreements, and autonomous vehicle solutions; CMP; Jetson for robotics and other embedded platforms; and NVIDIA AI Enterprise and other software.
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

	Graphics	Compute & Networking	All Other	Consolidated

	(In millions)
Year Ended January 30, 2022:
Revenue	$15,868	$11,046	$—	$26,914
Operating income (loss)	$8,492	$4,598	$(3,049)	$10,041

Year Ended January 31, 2021:
Revenue	$9,834	$6,841	$—	$16,675
Operating income (loss)	$4,612	$2,548	$(2,628)	$4,532

Year Ended January 26, 2020:
Revenue	$7,639	$3,279	$—	$10,918
Operating income (loss)	$3,267	$751	$(1,172)	$2,846

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended
	January 30, 2022	January 31, 2021	January 26, 2020

	(In millions)
Reconciling items included in "All Other" category:
Stock-based compensation expense	$(2,004)	$(1,397)	$(844)
Acquisition-related intangible asset amortization, inventory step-up charge, and other costs	(636)	(836)	(31)
Unallocated cost of revenue and operating expenses	(399)	(357)	(283)
IP-related costs	(10)	(38)	(14)
Total	$(3,049)	$(2,628)	$(1,172)
Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on the invoicing address by geographic regions:

	Year Ended
	January 30, 2022	January 31, 2021	January 26, 2020

Revenue:	(In millions)
Taiwan	$8,544	$4,531	$3,025
China (including Hong Kong)	7,111	3,886	2,731
United States	4,349	3,214	886
Other countries	6,910	5,044	4,276
Total revenue	$26,914	$16,675	$10,918
No customer represented 10% or more of total revenue for fiscal years 2022 and 2021. One customer represented 11% of our total revenue for fiscal year 2020 and was attributable primarily to the Graphics segment.
Two customers represented 22% of our accounts receivable balance as of January 30, 2022. One customer represented 16% of our accounts receivable balance as of January 31, 2021.
The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Year Ended
	January 30, 2022	January 31, 2021	January 26, 2020

Revenue:	(In millions)
Gaming	$12,462	$7,759	$5,518
Data Center	10,613	6,696	2,983
Professional Visualization	2,111	1,053	1,212
Automotive	566	536	700
OEM & Other	1,162	631	505
Total revenue	$26,914	$16,675	$10,918

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents summarized information for long-lived assets by country. Long-lived assets consist of property and equipment and exclude other assets, operating lease assets, goodwill, and intangible assets.

	January 30, 2022	January 31, 2021

Long-lived assets:	(In millions)
United States	$2,023	$1,643
Taiwan	379	183
Israel	185	147
Other countries	191	176
Total long-lived assets	$2,778	$2,149

NVIDIA CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period

	(In millions)
Fiscal year 2022
Allowance for doubtful accounts	$4	$—	(1)	$—	(1)	$4
Sales return allowance	$17	$19	(2)	$(23)	(4)	$13
Deferred tax valuation allowance	$728	$179	(3)	$—		$907
Fiscal year 2021
Allowance for doubtful accounts	$2	$2	(1)	$—	(1)	$4
Sales return allowance	$9	$30	(2)	$(22)	(4)	$17
Deferred tax valuation allowance	$621	$107	(3)	$—		$728
Fiscal year 2020
Allowance for doubtful accounts	$2	$—	(1)	$—	(1)	$2
Sales return allowance	$8	$18	(2)	$(17)	(4)	$9
Deferred tax valuation allowance	$562	$59	(3)	$—		$621
(1)Additions represent either expense or acquired balances and deductions represent write-offs.
(2)Additions represent estimated product returns charged as a reduction to revenue or an acquired balance.
(3)Additional valuation allowance on deferred tax assets not likely to be realized. Refer to Note 14 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
(4)Represents sales returns.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated March 10, 2019, by and among NVIDIA Corporation, NVIDIA International Holdings Inc., Mellanox Technologies Ltd. and Teal Barvaz Ltd.	8-K	0-23985	2.1	3/11/2019
2.2^	Share Purchase Agreement, dated September 13, 2020, by and among NVIDIA, NVIDIA Holdings, Arm, SoftBank, and Vision Fund	8-K	0-23985	2.1	9/14/2020
3.1*	Restated Certificate of Incorporation
3.2	Bylaws of NVIDIA Corporation, Amended and Restated as of March 3, 2022	8-K	0-23985	3.1	3/9/2022
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate	S-1/A	333-47495	4.2	4/24/1998
4.3	Indenture, dated as of September 16, 2016, by and between the Company and Wells Fargo Bank, National Association, as Trustee	8-K	0-23985	4.1	9/16/2016
4.4	Officers’ Certificate, dated as of September 16, 2016	8-K	0-23985	4.2	9/16/2016
4.5	Form of 2021 Note	8-K	0-23985	Annex A to Exhibit 4.2	9/16/2016
4.6	Form of 2026 Note	8-K	0-23985	Annex B to Exhibit 4.2	9/16/2016
4.7*	Description of Securities
4.8	Officers’ Certificate, dated as of March 31, 2020	8-K	0-23985	4.2	3/31/2020
4.9	Form of 2030 Note	8-K	0-23985	Annex A-1 to Exhibit 4.2	3/31/2020
4.10	Form of 2040 Note	8-K	0-23985	Annex B-1 to Exhibit 4.2	3/31/2020
4.11	Form of 2050 Note	8-K	0-23985	Annex C-1 to Exhibit 4.2	3/31/2020
4.12	Form of 2060 Note	8-K	0-23985	Annex D-1 to Exhibit 4.2	3/31/2020
4.13	Officers' Certificate, dated as of June 16, 2021	8-K	0-23985	4.2	6/16/2021
4.14	Form of 2023 Note	8-K	0-23985	Annex A to Exhibit 4.2	6/16/2021
4.15	Form of 2024 Note	8-K	0-23985	Annex B to Exhibit 4.2	6/16/2021
4.16	Form of 2028 Note	8-K	0-23985	Annex C to Exhibit 4.2	6/16/2021
4.17	Form of 2031 Note	8-K	0-23985	Annex D to Exhibit 4.2	6/16/2021
10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985	10.1	3/7/2006
10.2+	Amended and Restated 2007 Equity Incentive Plan	10-Q	0-23985	10.1	8/20/2021
10.3+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Annual Grant - Board Service (2011))	10-Q	0-23985	10.41	5/27/2011
10.4+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Initial Grant - Board Service (2011))	8-K	0-23985	10.1	12/14/2011

10.5+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Stock Option Grant (2012 Annual Board Retainer)	10-Q	0-23985	10.4	5/23/2012
10.6+	Amended and Restated 2007 Equity Incentive Plan - Non Statutory Stock Option	10-Q	0-23985	10.1	8/22/2012
10.7+	Amended and Restated 2007 Equity Incentive Plan - Incentive Stock Option	10-Q	0-23985	10.2	8/22/2012
10.8+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Deferred Restricted Stock Unit Grant Notice and Deferred Restricted Stock Unit Agreement (2016)	10-K	0-23985	10.26	3/12/2015
10.9+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (2016)	10-K	0-23985	10.27	3/12/2015
10.10+	Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement & Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement (2015)	10-Q	0-23985	10.2	5/20/2015
10.11+	Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement & Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement (2018)	10-Q	0-23985	10.2	5/22/2018
10.12+	Amended and Restated 2007 Equity Incentive Plan - Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2019)	10-K	0-23985	10.19	2/21/2019
10.13+	Amended and Restated 2007 Equity Incentive Plan - Global Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement (2019)	8-K	0-23985	10.1	3/11/2019
10.14+	Amended and Restated 2007 Equity Incentive Plan – Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2020)	10-Q	0-23985	10.2	5/21/2020
10.15+	Amended and Restated 2007 Equity Incentive Plan – Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2021)	10-Q	0-23985	10.2	5/26/2021
10.16+*	Amended and Restated 2007 Equity Incentive Plan – Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2022)
10.17+	Amended and Restated 2012 Employee Stock Purchase Plan	10-Q	0-23985	10.2	8/20/2021
10.18+	Fiscal Year 2021 Variable Compensation Plan	8-K	0-23985	10.1	3/10/2020
10.19+	Fiscal Year 2022 Variable Compensation Plan	8-K	0-23985	10.1	3/19/2021
10.20+	Fiscal Year 2023 Variable Compensation Plan	8-K	0-23985	10.1	3/9/2022
10.21+	Offer Letter between NVIDIA Corporation and Colette Kress, dated September 13, 2013	8-K	0-23985	10.1	9/16/2013
10.22+	Offer Letter between NVIDIA Corporation and Tim Teter, dated December 16, 2016	8-K	0-23985	10.1	1/19/2017
10.23+	Offer Letter between NVIDIA Corporation and Donald Robertson, dated May 21, 2019	8-K	0-23985	10.1	6/17/2019
10.24	Credit Agreement, dated as of October 7, 2016 by and among NVIDIA Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto	8-K	0-23985	1.1	10/13/2016

10.25	Form of Commercial Paper Dealer Agreement between NVIDIA Corporation, as Issuer, and the Dealer party thereto	8-K	0-23985	10.1	12/15/2017
21.1*	List of Registrant's Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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
Copies of above exhibits not contained herein are available to any shareholder upon written request to:
Investor Relations: NVIDIA Corporation, 2788 San Tomas Expressway, Santa Clara, CA 95051
ITEM 16. FORM 10-K SUMMARY
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2022.

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

Signature	Title	Date
/s/ JEN-HSUN HUANG	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2022
Jen-Hsun Huang
/s/ COLETTE M. KRESS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 17, 2022
Colette M. Kress
/s/ DONALD ROBERTSON	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 17, 2022
Donald Robertson
/s/ ROBERT BURGESS	Director	March 17, 2022
Robert Burgess
/s/ TENCH COXE	Director	March 17, 2022
Tench Coxe
/s/ JOHN O. DABIRI	Director	March 17, 2022
John O. Dabiri
/s/ PERSIS DRELL	Director	March 17, 2022
Persis Drell
/s/ DAWN HUDSON	Director	March 17, 2022
Dawn Hudson
/s/ HARVEY C. JONES	Director	March 17, 2022
Harvey C. Jones
/s/ MICHAEL MCCAFFERY	Director	March 17, 2022
Michael McCaffery
/s/ STEPHEN C. NEAL	Director	March 17, 2022
Stephen C. Neal
/s/ MARK L. PERRY	Director	March 17, 2022
Mark L. Perry
/s/ A. BROOKE SEAWELL	Director	March 17, 2022
A. Brooke Seawell
/s/ AARTI SHAH	Director	March 17, 2022
Aarti Shah
/s/ MARK STEVENS	Director	March 17, 2022
Mark Stevens