Form 10-Q
period 2022-05-01
NVIDIA CORP
filed 2022-05-27
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.001 par value, outstanding as of May 20, 2022, was 2.50 billion.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED May 1, 2022
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

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	May 1,	May 2,
	2022	2021

Revenue	$8,288	$5,661
Cost of revenue	2,857	2,032
Gross profit	5,431	3,629
Operating expenses
Research and development	1,618	1,153
Sales, general and administrative	592	520
Acquisition termination cost	1,353	—
Total operating expenses	3,563	1,673
Income from operations	1,868	1,956
Interest income	18	6
Interest expense	(68)	(53)
Other, net	(13)	135
Other income (expense), net	(63)	88
Income before income tax	1,805	2,044
Income tax expense	187	132
Net income	$1,618	$1,912

Net income per share:
Basic	$0.65	$0.77
Diluted	$0.64	$0.76

Weighted average shares used in per share computation:
Basic	2,506	2,484
Diluted	2,537	2,528
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	May 1,	May 2,
	2022	2021

Net income	$1,618	$1,912
Other comprehensive loss, net of tax
Available-for-sale securities:
Net change in unrealized loss	(22)	—
Cash flow hedges:
Net unrealized loss	(29)	(14)
Reclassification adjustments for net realized gain (loss) included in net income	(2)	9
Net change in unrealized loss	(31)	(5)
Other comprehensive loss, net of tax	(53)	(5)
Total comprehensive income	$1,565	$1,907
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	May 1,	January 30,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$3,887	$1,990
Marketable securities	16,451	19,218
Accounts receivable, net	5,438	4,650
Inventories	3,163	2,605
Prepaid expenses and other current assets	636	366
Total current assets	29,575	28,829
Property and equipment, net	2,916	2,778
Operating lease assets	856	829
Goodwill	4,365	4,349
Intangible assets, net	2,211	2,339
Deferred income tax assets	1,784	1,222
Other assets	3,505	3,841
Total assets	$45,212	$44,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,999	$1,783
Accrued and other current liabilities	3,563	2,552
Total current liabilities	5,562	4,335
Long-term debt	10,947	10,946
Long-term operating lease liabilities	752	741
Other long-term liabilities	1,631	1,553
Total liabilities	18,892	17,575
Commitments and contingencies - see Note 13
Shareholders’ equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	10,623	10,385
Accumulated other comprehensive loss	(64)	(11)
Retained earnings	15,758	16,235
Total shareholders' equity	26,320	26,612
Total liabilities and shareholders' equity	$45,212	$44,187
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MAY 1, 2022 AND MAY 2, 2021
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
(In millions, except per share data)	Shares	Amount
Balances, January 30, 2022	2,506	$3	$10,385	$—	$(11)	$16,235	$26,612
Net income	—	—	—	—	—	1,618	1,618
Other comprehensive loss	—	—	—	—	(53)	—	(53)
Issuance of common stock from stock plans	9	—	204	—	—	—	204
Tax withholding related to vesting of restricted stock units	(2)	—	(538)	—	—	—	(538)
Share repurchase	(9)	—	(1)	—	—	(1,995)	(1,996)
Cash dividends declared and paid ($0.04 per common share)	—	—	—	—	—	(100)	(100)
Stock-based compensation	—	—	573	—	—	—	573
Balances, May 1, 2022	2,504	$3	$10,623	$—	$(64)	$15,758	$26,320
Balances, January 31, 2021	2,479	$3	$8,719	$(10,756)	$19	$18,908	$16,893
Net income	—	—	—	—	—	1,912	1,912
Other comprehensive loss	—	—	—	—	(5)	—	(5)
Issuance of common stock from stock plans	15	—	126	—	—	—	126
Tax withholding related to vesting of restricted stock units	(3)	—	—	(486)	—	—	(486)
Cash dividends declared and paid ($0.04 per common share)	—	—	—	—	—	(99)	(99)
Stock-based compensation	—	—	433	—	—	—	433
Balances, May 2, 2021	2,491	$3	$9,278	$(11,242)	$14	$20,721	$18,774
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	May 1,	May 2,
	2022	2021
Cash flows from operating activities:
Net income	$1,618	$1,912
Adjustments to reconcile net income to net cash provided by operating activities:
Acquisition termination cost	1,353	—
Stock-based compensation expense	578	429
Depreciation and amortization	334	281
Losses (gains) on investments in non-affiliates, net	17	(133)
Deferred income taxes	(542)	24
Other	23	(3)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(788)	(595)
Inventories	(560)	(159)
Prepaid expenses and other assets	(1,261)	2
Accounts payable	255	36
Accrued and other current liabilities	634	33
Other long-term liabilities	70	47
Net cash provided by operating activities	1,731	1,874
Cash flows from investing activities:
Proceeds from maturities of marketable securities	5,947	3,140
Proceeds from sales of marketable securities	1,029	358
Purchases of marketable securities	(3,932)	(4,470)
Purchases related to property and equipment and intangible assets	(361)	(298)
Acquisitions, net of cash acquired	(36)	—
Investments and other, net	(35)	(2)
Net cash provided by (used in) investing activities	2,612	(1,272)
Cash flows from financing activities:
Proceeds related to employee stock plans	204	126
Payments related to repurchases of common stock	(1,996)	—
Payments related to tax on restricted stock units	(532)	(477)
Dividends paid	(100)	(99)
Principal payments on property and equipment and intangible asset	(22)	(19)
Other	—	(2)
Net cash used in financing activities	(2,446)	(471)
Change in cash and cash equivalents	1,897	131
Cash and cash equivalents at beginning of period	1,990	847
Cash and cash equivalents at end of period	$3,887	$978
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. The January 30, 2022 consolidated balance sheet was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022, as filed with the SEC, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of results of operations and financial position, have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022.
On July 19, 2021, we executed a four-for-one stock split of our common stock. All share, equity award, and per share amounts and related shareholders' equity balances presented herein have been retroactively adjusted to reflect the stock split.
Significant Accounting Policies
There have been no material changes to our significant accounting policies disclosed in Note 1 - Organization and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022.
Fiscal Year
We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2023 and 2022 are both 52-week years. The first quarters of fiscal years 2023 and 2022 were both 13-week quarters.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2 - Business Combination
Termination of the Arm Share Purchase Agreement
On February 8, 2022, NVIDIA and SoftBank Group Corp, or SoftBank, announced the termination of the Share Purchase Agreement whereby NVIDIA would have acquired Arm Limited from SoftBank. The parties agreed to terminate because of significant regulatory challenges preventing the completion of the transaction. We recorded an acquisition termination cost of $1.35 billion in the first quarter of fiscal year 2023 reflecting the write-off of the prepayment provided at signing in September 2020.
Note 3 - Leases
Our lease obligations primarily consist of operating leases for our headquarters complex, domestic and international office facilities, and data center space, with lease periods expiring between fiscal years 2023 and 2035.
Future minimum lease payments under our non-cancelable operating leases as of May 1, 2022 are as follows:

Operating Lease Obligations
(In millions)
Fiscal Year:
2023 (excluding first quarter of fiscal year 2023)	$121
2024	167
2025	144
2026	130
2027	119
2028 and thereafter	318
Total	999
Less imputed interest	100
Present value of net future minimum lease payments	899
Less short-term operating lease liabilities	147
Long-term operating lease liabilities	$752
In addition to our existing operating lease obligations, we have operating leases that are expected to commence between the second quarter of fiscal year 2023 and fiscal year 2024 with lease terms of 3 to 8 years for $755 million, consisting primarily of data center space.
Operating lease expenses were $44 million and $39 million for the first quarter of fiscal years 2023 and 2022, respectively. Short-term and variable lease expenses for the first quarter of fiscal years 2023 and 2022 were not significant.
Other information related to leases was as follows:

	Three Months Ended
	May 1, 2022	May 2, 2021

	(In millions)
Supplemental cash flows information
Operating cash flows used for operating leases	$45	$39
Operating lease assets obtained in exchange for lease obligations	$62	$54

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of May 1, 2022, our operating leases had a weighted average remaining lease term of 7.2 years and a weighted average discount rate of 2.51%. As of January 30, 2022, our operating leases had a weighted average remaining lease term of 7.1 years and a weighted average discount rate of 2.51%.
Note 4 - Stock-Based Compensation
Our stock-based compensation expense is associated with restricted stock units, or RSUs, performance stock units that are based on our corporate financial performance targets, or PSUs, performance stock units that are based on market conditions, or market-based PSUs, and our employee stock purchase plan, or ESPP.
Our Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts allocated to inventory, as follows:

	Three Months Ended
	May 1, 2022	May 2, 2021

	(In millions)
Cost of revenue	$38	$25
Research and development	384	276
Sales, general and administrative	156	128
Total	$578	$429
Equity Award Activity
The following is a summary of our equity award transactions under our equity incentive plans:

	RSUs, PSUs, and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

	(In millions, except per share data)
Balances, January 30, 2022	46	$114.19
Granted	3	$216.00
Vested restricted stock	(7)	$83.70
Balances, May 1, 2022	42	$125.32
As of May 1, 2022, there was $4.95 billion of aggregate unearned stock-based compensation expense. This amount is expected to be recognized over a weighted average period of 2.3 years for RSUs, PSUs, and market-based PSUs, and 1.1 years for ESPP.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 – Net Income Per Share
The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended
	May 1,	May 2,
	2022	2021

	(In millions, except per share data)
Numerator:
Net income	$1,618	$1,912
Denominator:
Basic weighted average shares	2,506	2,484
Dilutive impact of outstanding equity awards	31	44
Diluted weighted average shares	2,537	2,528
Net income per share:
Basic (1)	$0.65	$0.77
Diluted (2)	$0.64	$0.76
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	3	4
(1)    Calculated as net income divided by basic weighted average shares.
(2)    Calculated as net income divided by diluted weighted average shares.
Note 6 – Income Taxes
We recognized an income tax expense of $187 million and $132 million for the first quarter of fiscal years 2023 and 2022, respectively. The income tax expense as a percentage of income before income tax was 10.3% and 6.5% for the first quarter of fiscal years 2023 and 2022, respectively.
The increase in our effective tax rate was primarily due to an increase in the amount of earnings subject to U.S. tax, the Arm acquisition termination cost recorded in the first quarter of fiscal year 2023 which did not result in any material tax benefit, and a decreased impact of tax benefit from the U.S. federal research tax credit, partially offset by the increased benefits from the foreign-derived intangible income deduction and stock-based compensation.
Our effective tax rate for the first quarter of fiscal year 2023 was lower than the U.S. federal statutory rate of 21% due to tax benefits from the foreign-derived intangible income deduction, stock-based compensation and the U.S. federal research tax credit.
Our effective tax rate for the first quarter of fiscal year 2022 was lower than the U.S. federal statutory rate of 21% due to income earned in jurisdictions that are subject to taxes lower than the U.S. federal statutory tax rate and tax benefits related to stock-based compensation and the U.S. federal research tax credit.
For the first quarter of fiscal year 2023, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions. We are currently under examination by the Internal Revenue Service for our fiscal years 2018 and 2019. Additionally, there have been no material changes to our unrecognized tax benefits and any related interest or penalties since the fiscal year ended January 30, 2022.
While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon review, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of May 1, 2022, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next 12 months.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7 - Cash Equivalents and Marketable Securities
Our cash equivalents and marketable securities related to debt securities are classified as “available-for-sale” debt securities.
The following is a summary of cash equivalents and marketable securities as of May 1, 2022 and January 30, 2022:

	May 1, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	$9,827	$—	$(9)	$9,818	$1,232	$8,586
Debt securities issued by the United States Treasury	6,157	3	(38)	6,122	1,324	4,798
Debt securities issued by United States government agencies	2,116	—	—	2,116	460	1,656
Certificates of deposit	1,302	—	—	1,302	41	1,261
Money market funds	419	—	—	419	419	—
Foreign government bonds	185	—	—	185	35	150
Total	$20,006	$3	$(47)	$19,962	$3,511	$16,451

	January 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	$9,977	$—	$(3)	$9,974	$1,102	$8,872
Debt securities issued by the United States Treasury	7,314	—	(14)	7,300	—	7,300
Debt securities issued by United States government agencies	1,612	—	—	1,612	256	1,356
Certificates of deposit	1,561	—	—	1,561	21	1,540
Money market funds	316	—	—	316	316	—
Foreign government bonds	150	—	—	150	—	150
Total	$20,930	$—	$(17)	$20,913	$1,695	$19,218
The following tables provide the breakdown of unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	May 1, 2022
	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(In millions)
Debt securities issued by the United States Treasury	$2,955	$(38)	$—	$—	$2,955	$(38)
Corporate debt securities	2,594	(9)	19	—	2,613	(9)
Total	$5,549	$(47)	$19	$—	$5,568	$(47)

	January 30, 2022
	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(In millions)
Debt securities issued by the United States Treasury	$5,292	$(14)	$—	$—	$5,292	$(14)
Corporate debt securities	2,445	(3)	19	—	2,464	(3)
Total	$7,737	$(17)	$19	$—	$7,756	$(17)
The gross unrealized losses are related to fixed income securities, driven primarily by changes in interest rates. Net realized gains and unrealized gains and losses were not significant for all periods presented.
The amortized cost and estimated fair value of cash equivalents and marketable securities as of May 1, 2022 and January 30, 2022 are shown below by contractual maturity.

	May 1, 2022		January 30, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(In millions)
Less than one year	$15,196	$15,185	$16,346	$16,343
Due in 1 - 5 years	4,810	4,777	4,584	4,570
Total	$20,006	$19,962	$20,930	$20,913
Note 8 – Fair Value of Financial Assets and Liabilities
The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. We review fair value hierarchy classification on a quarterly basis.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

		Fair Value at
	Pricing Category	May 1, 2022	January 30, 2022

		(In millions)
Assets
Cash equivalents and marketable securities:
Money market funds	Level 1	$419	$316
Corporate debt securities	Level 2	$9,818	$9,974
Debt securities issued by the United States Treasury	Level 2	$6,122	$7,300
Debt securities issued by United States government agencies	Level 2	$2,116	$1,612
Certificates of deposit	Level 2	$1,302	$1,561
Foreign government bonds	Level 2	$185	$150
Other assets (Investment in non-affiliated entities):
Publicly-held equity securities (1)	Level 1	$48	$58
Privately-held equity securities	Level 3	$238	$208

Liabilities (2)
0.309% Notes Due 2023	Level 2	$1,221	$1,236
0.584% Notes Due 2024	Level 2	$1,191	$1,224
3.20% Notes Due 2026	Level 2	$995	$1,055
1.55% Notes Due 2028	Level 2	$1,100	$1,200
2.85% Notes Due 2030	Level 2	$1,393	$1,542
2.00% Notes Due 2031	Level 2	$1,071	$1,200
3.50% Notes Due 2040	Level 2	$903	$1,066
3.50% Notes Due 2050	Level 2	$1,756	$2,147
3.70% Notes Due 2060	Level 2	$433	$551
(1)    Unrealized losses of $24 million and an unrealized gain of $124 million from investments in publicly-traded equity securities were recorded in other income (expense), net, in the first quarter of fiscal years 2023 and 2022, respectively.
(2)    These liabilities are carried on our Condensed Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount and issuance costs.
Note 9 - Amortizable Intangible Assets and Goodwill
The components of our amortizable intangible assets are as follows:

	May 1, 2022			January 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In millions)
Acquisition-related intangible assets (1)	$3,253	$(1,260)	$1,993	$3,418	$(1,304)	$2,114
Patents and licensed technology	719	(501)	218	717	(492)	225
Total intangible assets	$3,972	$(1,761)	$2,211	$4,135	$(1,796)	$2,339
(1)    During the first quarter of fiscal year 2023, we commenced amortization of the $630 million in-process research and development intangible asset related to our acquisition of Mellanox.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Amortization expense associated with intangible assets was $155 million and $137 million for the first quarter of fiscal years 2023 and 2022, respectively. Future amortization expense related to the net carrying amount of intangible assets as of May 1, 2022 is estimated to be $541 million for the remainder of fiscal year 2023, $597 million in fiscal year 2024, $536 million in fiscal year 2025, $248 million in fiscal year 2026, $143 million in fiscal year 2027, and $146 million in fiscal year 2028 and thereafter.
In the first quarter of fiscal year 2023, goodwill increased by $16 million and intangible assets increased by $25 million from acquisitions. We assigned $14 million of the increase in goodwill to our Compute & Networking segment and $2 million of the increase to our Graphics segment.
Note 10 - Balance Sheet Components
Certain balance sheet components are as follows:

	May 1,	January 30,
	2022	2022

Inventories:	(In millions)
Raw materials	$1,119	$791
Work in-process	672	692
Finished goods	1,372	1,122
Total inventories	$3,163	$2,605

	May 1,	January 30,
	2022	2022

Other assets:	(In millions)
Prepaid supply agreements	$2,752	$1,747
Prepaid royalties	405	409
Investment in non-affiliated entities	285	266
Advanced consideration for acquisition (1)	—	1,353
Other	63	66
Total other assets	$3,505	$3,841
(1)    Refer to Note 2 - Business Combination for further details on the Arm acquisition.

	May 1,	January 30,
	2022	2022

Accrued and Other Current Liabilities:	(In millions)
Customer program accruals	$1,088	$1,000
Taxes payable	736	132
Deferred revenue (1)	334	300
Accrued payroll and related expenses	327	409
Payables to brokers for unsettled investment trades	325	—
Excess inventory purchase obligations	258	196
Other	495	515
Total accrued and other current liabilities	$3,563	$2,552
(1)    Deferred revenue primarily includes customer advances and deferrals related to license and development arrangements, support for hardware and software, and cloud services.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	May 1,	January 30,
	2022	2022

Other Long-Term Liabilities:	(In millions)
Income tax payable (1)	$1,051	$980
Deferred income tax	257	245
Deferred revenue (2)	203	202
Other	120	126
Total other long-term liabilities	$1,631	$1,553
(1)    As of May 1, 2022, income tax payable represents the long-term portion of the one-time transition tax payable of $251 million, unrecognized tax benefits of $733 million, and related interest and penalties of $67 million. As of January 30, 2022, income tax payable represents the long-term portion of the one-time transition tax payable of $251 million, unrecognized tax benefits of $670 million, and related interest and penalties of $59 million.
(2)    Deferred revenue primarily includes deferrals related to support for hardware and software.
Deferred Revenue
The following table shows the changes in deferred revenue during the first quarter of fiscal years 2023 and 2022:

	May 1,	May 2,
	2022	2021

	(In millions)
Balance at beginning of period	$502	$451
Deferred revenue additions during the period	212	178
Revenue recognized during the period	(177)	(123)
Balance at end of period	$537	$506
Revenue related to remaining performance obligations represents the contracted license and development arrangements and support for hardware and software. This includes deferred revenue currently recorded and amounts that will be invoiced in future periods. As of May 1, 2022, $652 million of revenue related to performance obligations had not been recognized, of which we expect to recognize approximately 47% over the next twelve months and the remainder thereafter. This excludes revenue related to performance obligations for contracts with a length of one year or less.
Note 11 - Derivative Financial Instruments
We enter into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. These contracts are designated as cash flow hedges for hedge accounting treatment. Gains or losses on the contracts are recorded in accumulated other comprehensive income or loss and reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur. The fair value of the contracts was not significant as of May 1, 2022 and January 30, 2022.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The table below presents the notional value of our foreign currency forward contracts outstanding as of May 1, 2022 and January 30, 2022:

	May 1, 2022	January 30, 2022

	(In millions)
Designated as cash flow hedges	$1,070	$1,023
Not designated for hedge accounting	$382	$408
As of May 1, 2022, all designated foreign currency forward contracts mature within eighteen months. The expected realized gains and losses deferred into accumulated other comprehensive income or loss related to foreign currency forward contracts within the next twelve months was not significant.
During the first quarter of fiscal years 2023 and 2022, the impact of derivative financial instruments designated for hedge accounting treatment on other comprehensive income or loss was not significant.
Note 12 - Debt
Long-Term Debt
The carrying values of our outstanding notes and their associated interest rates were as follows:

			Carrying Value at
	Expected Remaining Term (years)	Effective Interest Rate	May 1, 2022	January 30, 2022

			(In millions)
0.309% Notes Due 2023	1.1	0.41%	$1,250	$1,250
0.584% Notes Due 2024	2.1	0.66%	1,250	1,250
3.20% Notes Due 2026	4.4	3.31%	1,000	1,000
1.55% Notes Due 2028	6.1	1.64%	1,250	1,250
2.85% Notes Due 2030	7.9	2.93%	1,500	1,500
2.00% Notes Due 2031	9.1	2.09%	1,250	1,250
3.50% Notes Due 2040	17.9	3.54%	1,000	1,000
3.50% Notes Due 2050	27.9	3.54%	2,000	2,000
3.70% Notes Due 2060	37.9	3.73%	500	500
Unamortized debt discount and issuance costs			(53)	(54)
Net carrying amount			$10,947	$10,946
All our notes are unsecured senior obligations. All existing and future liabilities of our subsidiaries will be effectively senior to the notes. Our notes pay interest semi-annually. We may redeem each of our notes prior to maturity, subject to a make-whole premium as defined in the applicable form of note.
As of May 1, 2022, we have complied with the required covenants under the notes.
Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of May 1, 2022, we had not issued any commercial paper.

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
We have entered into several long-term supply agreements, under which we have made advance payments and have $1.02 billion remaining unpaid. As of May 1, 2022, we had outstanding inventory purchase and long-term supply obligations totaling $9.59 billion, inclusive of the $1.02 billion. We also had other purchase obligations totaling $1.85 billion.
Total future unconditional purchase commitments as of May 1, 2022, are as follows:

Commitments
(In millions)
Fiscal Year:
2023 (excluding first quarter of fiscal year 2023)	$8,344
2024	2,238
2025	406
2026	48
2027	70
2028 and thereafter	330
Total	$11,436
Accrual for Product Warranty Liabilities
The estimated amount of product warranty liabilities was $55 million and $46 million as of May 1, 2022 and January 30, 2022, respectively, and the activities were not significant.
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
Litigation
Securities Class Action and Derivative Lawsuits
The plaintiffs in the putative securities class action lawsuit, captioned 4:18-cv-07669-HSG, initially filed on December 21, 2018 in the United States District Court for the Northern District of California, and titled In Re NVIDIA Corporation Securities Litigation, filed an amended complaint on May 13, 2020. The amended complaint asserted that NVIDIA and certain NVIDIA executives violated Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and SEC Rule 10b-5, by making materially false or misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand between May 10, 2017 and November 14, 2018. Plaintiffs also alleged that the NVIDIA executives who they named as defendants violated Section 20(a) of the Exchange Act. Plaintiffs sought class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees and expert fees, and further relief as the Court may deem just and proper. On March 2, 2021, the district court granted NVIDIA’s motion to dismiss the complaint without leave to amend, entered judgment in favor of NVIDIA and closed the case. On March 30, 2021, plaintiffs filed an appeal from judgment in the United States Court of Appeals for the Ninth Circuit, case number 21-15604. Oral argument on the appeal was held on May 10, 2022.

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
Settlement
In May 2022, NVIDIA entered into a settlement with the SEC relating to MD&A disclosures in our Forms 10-Q for the second and third quarters of fiscal year 2018 concerning the impact of cryptocurrency mining on year-over-year growth in revenue for our gaming specialized market during those periods. As part of the settlement, without admitting or denying the findings in the administrative order issued by the SEC, NVIDIA agreed to cease-and-desist from violating certain federal securities laws and paid a $5.5 million civil penalty.
Accounting for Loss Contingencies
As of May 1, 2022, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, except as specifically described above, any possible loss or range of loss in these matters cannot be reasonably estimated at this time. We are engaged in legal actions not described above arising in the ordinary course of business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.
Note 14 - Shareholders’ Equity
Capital Return Program
Beginning August 2004, our Board of Directors authorized us to repurchase our stock.
During the first quarter of fiscal year 2023, we repurchased a total of 8.6 million shares for $2.00 billion. Through May 1, 2022, we have repurchased an aggregate of 1.05 billion shares under our share repurchase program for a total cost of $9.08 billion. On May 23, 2022, our Board of Directors increased and extended our share repurchase program to repurchase additional common stock up to a total of $15 billion through December 2023.
During the first quarter of fiscal years 2023 and 2022, we paid $100 million and $99 million in cash dividends to our shareholders, respectively.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

graphics; vGPU software for cloud-based visual and virtual computing; automotive platforms for infotainment systems; and Omniverse software for building 3D designs and virtual worlds.
Our Compute & Networking segment includes Data Center platforms and systems for artificial intelligence, or AI, high-performance computing, and accelerated computing; Mellanox networking and interconnect solutions; automotive AI Cockpit, autonomous driving development agreements, and autonomous vehicle solutions; cryptocurrency mining processors, or CMP; Jetson for robotics and other embedded platforms; and NVIDIA AI Enterprise and other software.
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

	Graphics	Compute & Networking	All Other	Consolidated

	(In millions)
Three Months Ended May 1, 2022
Revenue	$4,616	$3,672	$—	$8,288
Operating income (loss)	$2,476	$1,606	$(2,214)	$1,868

Three Months Ended May 2, 2021
Revenue	$3,451	$2,210	$—	$5,661
Operating income (loss)	$1,786	$861	$(691)	$1,956

	Three Months Ended
	May 1, 2022	May 2, 2021

	(In millions)
Reconciling items included in "All Other" category:
Acquisition termination cost	$(1,353)	$—
Stock-based compensation expense	(578)	(429)
Acquisition-related and other costs	(149)	(167)
Unallocated cost of revenue and operating expenses	(127)	(90)
IP-related and legal settlement costs	(7)	(5)
Total	$(2,214)	$(691)
Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on the invoicing address by geographic regions:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended
	May 1,	May 2,
	2022	2021

	(In millions)
Revenue:
Taiwan	$2,777	$1,784
China (including Hong Kong)	2,081	1,391
United States	1,932	768
Other countries	1,498	1,718
Total revenue	$8,288	$5,661
The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Three Months Ended
	May 1,	May 2,
	2022	2021

	(In millions)
Revenue:
Gaming	$3,620	$2,760
Data Center	3,750	2,048
Professional Visualization	622	372
Automotive	138	154
OEM and Other	158	327
Total revenue	$8,288	$5,661
No customer represented 10% or more of total revenue for the first quarter of fiscal years 2023 or 2022.
One customer represented 12% of our accounts receivable balance as of May 1, 2022. Two customers each represented 10% or more of accounts receivable for a total of 22% as of January 30, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements which are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022 in greater detail under the heading “Risk Factors” of such reports. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
All references to “NVIDIA,” “we,” “us,” “our” or the “Company” mean NVIDIA Corporation and its subsidiaries.
NVIDIA, the NVIDIA logo, GeForce, GeForce NOW, Mellanox, NVIDIA AI Enterprise, NVIDIA DGX, NVIDIA DRIVE Orin, NVIDIA Grace, NVIDIA Hopper, NVIDIA Omniverse, NVIDIA OVX, NVIDIA RTX, NVIDIA Spectrum and Quadro, are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and/or other countries. MAXQ® is the registered trademark of Maxim Integrated Products, Inc. Other company and product names may be trademarks of the respective companies with which they are associated. Features, pricing, availability, and specifications are subject to change without notice.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the risk factors set forth in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2022 and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and our Condensed Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q, before deciding to purchase or sell shares of our common stock.
Overview
Our Company and Our Businesses
NVIDIA pioneered accelerated computing to help solve the most challenging computational problems. Since our original focus on PC graphics, we have expanded to several other large and important computationally intensive fields. Fueled by the sustained demand for exceptional 3D graphics and the scale of the gaming market, NVIDIA has leveraged its GPU architecture to create platforms for scientific computing, AI, data science, autonomous vehicles, robotics, and augmented and virtual reality.
Our two operating segments are "Graphics" and "Compute & Networking," as described in Note 15 of the Notes to Condensed Consolidated Financial Statements.
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Recent Developments, Future Objectives and Challenges
Termination of the Arm Share Purchase Agreement
On February 8, 2022, NVIDIA and SoftBank announced the termination of the Share Purchase Agreement whereby NVIDIA would have acquired Arm from SoftBank. The parties agreed to terminate because of significant regulatory challenges preventing the completion of the transaction. We recorded an acquisition termination cost of $1.35 billion in the first quarter of fiscal year 2023 reflecting the write-off of the prepayment provided at signing in September 2020.

Demand
Demand for our products is based on many factors, including our product introductions and transitions, time to market, competitor product releases and announcements, competing technologies, and changes in macroeconomic conditions, including rising inflation, all of which can impact the timing and volume of our revenue. Product transitions are complex and can negatively impact our revenue as we manage shipments of prior architecture products and channel partners prepare and adjust to support new products. GPUs have use cases in addition to their designed and marketed use case, such as for digital currency mining, including blockchain-based platforms such as Ethereum. It is difficult for us to estimate with any reasonable degree of precision the past or current impact of cryptocurrency mining, or forecast the future impact of cryptocurrency mining, on demand for our products. Volatility in the cryptocurrency market, including new compute technologies, price changes in cryptocurrencies, government cryptocurrency policies and regulations, new cryptocurrency standards, and changes in the method of verifying blockchain transactions, have impacted and can in the future impact cryptocurrency mining and demand for our products and can further impact our ability to estimate demand for our products. Changes to cryptocurrency standards and processes including, but not limited to, the pending Ethereum 2.0 standard may decrease the usage of GPUs for Ethereum mining as well as create increased aftermarket resales of our GPUs, impact retail prices for our GPUs, increase returns of our products in the distribution channel, and may reduce demand for our new GPUs. We have introduced Lite Hash Rate, or LHR, GeForce GPUs with limited Ethereum mining capability and provided CMP products in an effort to address demand from gamers and direct miners to CMP. Beginning in the second quarter of fiscal year 2022, most desktop NVIDIA Ampere architecture GeForce GPU shipments were LHR in our effort to direct GeForce to gamers. Attempts in the aftermarket to improve the hash rate capabilities of our LHR cards have been successful and our gaming cards may become more attractive to miners, increasing demand for our gaming GPUs and limiting our ability to supply our gaming cards to non-mining customers. We cannot predict whether our strategy of using LHR cards and CMP will achieve our desired outcome. Additionally, consumer and enterprise behavior during the COVID-19 pandemic has made it more difficult for us to estimate future demand and may have changed pre-pandemic behaviors. These challenges may be more pronounced or volatile in the future on both a global and regional basis and may continue in the future when the effects of the pandemic subside. Restrictions that may be imposed or reinstated as the pandemic continues may negatively impact customer demand for our products. Recent lockdown measures due to COVID-19 containment efforts in China, as well as the war in Ukraine, have impacted end customer sales in China and EMEA, respectively, and we expect this impact to continue into the second quarter of fiscal year 2023. During the first quarter of fiscal year 2023, we paused all direct sales in Russia. Direct sales to Russia in fiscal year 2022 were immaterial. Our revenue to partners that sell into Russia may be negatively impacted due to the war in Ukraine and we estimate that in fiscal year 2022, Russia accounted for approximately 2% of total end customer sales and 4% of Gaming end customer sales. In estimating demand and evaluating trends, we make multiple assumptions, any of which may prove to be incorrect.
Supply
Our manufacturing lead times are very long and in some cases extend twelve months or longer, which requires us to make estimates of customers’ future demand. These conditions could lead to a significant mismatch between supply and demand, giving rise to product shortages or excess inventory, and make our demand forecast more uncertain. To shorten shipment lead times and deliver more quickly to our customers, we may build finished products and maintain inventory for anticipated demand that does not materialize. During fiscal year 2022, we made substantial strides in broadening our supply base to scale our company and better serve customer demand. Recent COVID-19-related disruptions and lockdowns in China have created and are expected to continue to create supply and logistics constraints. The war in Ukraine has further strained global supply chains and could result in a shortage of key materials that our suppliers, including our foundry partners, require to satisfy our needs. We expect continued supply constraints for some of our products, such as Networking, through the end of the second quarter of fiscal year 2023 and potentially beyond. We have placed orders for certain supply in advance of our historical lead times, paid premiums and provided deposits to secure future supply and capacity, and may need to continue to do so in the future. Placing orders in advance of our historical lead times to secure supply and services in a constrained environment may result in excess inventory, cancellation penalties or other charges if there is a partial or complete reduction in long-term demand for our products. These actions may also increase our product costs, in addition to increased overall costs as a result of rising inflation. Increased costs for wafers, components, logistics, and other supply chain expenses, driven in part by inflation, have negatively impacted and may continue to impact our gross margin. Given our long lead times on inventory purchasing, we may order components before our product design is finalized and changes to the product design or to end demand, which may be perishable or may disappear, could trigger excess inventory. Our supply deliveries and production may be non-linear within a quarter or year which could cause changes to expected revenue or cash flows.

COVID-19
The COVID-19 pandemic continued during fiscal year 2023. Most of our employees continue to work remotely and we have paused most business travel. Our Professional Visualization market platform benefited from demand for workstations as enterprises support hybrid work environments. Recent COVID-19-related disruptions in China are creating supply and logistics constraints and impacting end customer sales. As our offices begin to reopen, we expect to incur incremental expenses as we resume onsite services and related in-office costs.
As the COVID-19 pandemic continues, the timing and overall demand from customers, and the limited availability of supply chain, logistical services and component supply may have a material net negative impact on our business and financial results.
We believe our existing balances of cash, cash equivalents and marketable securities, along with commercial paper arrangements, will be sufficient to satisfy our working capital needs, capital asset purchases, dividends, debt repayments and other liquidity requirements associated with our existing operations.
First Quarter of Fiscal Year 2023 Summary

	Three Months Ended
	May 1, 2022	January 30, 2022	May 2, 2021	Quarter-over-Quarter Change	Year-over-Year Change

	($ in millions, except per share data)
Revenue	$8,288	$7,643	$5,661	8%	46%
Gross margin	65.5%	65.4%	64.1%	10 bps	140 bps
Operating expenses	$3,563	$2,029	$1,673	76%	113%
Income from operations	$1,868	$2,970	$1,956	(37)%	(4)%
Net income	$1,618	$3,003	$1,912	(46)%	(15)%
Net income per diluted share	$0.64	$1.18	$0.76	(46)%	(16)%
We specialize in markets where our computing platforms can provide tremendous acceleration for applications. These platforms incorporate processors, interconnects, software, algorithms, systems, and services to deliver unique value. Our platforms address four large markets where our expertise is critical: Gaming, Data Center, Professional Visualization, and Automotive.
Revenue for the first quarter of fiscal year 2023 was $8.29 billion, up 46% from a year ago and up 8% sequentially.
Gaming revenue was up 31% from a year ago and up 6% sequentially. The year-on-year increase reflects higher sales of GeForce GPUs based on our NVIDIA Ampere architecture. The sequential increase was driven by higher sales of GeForce GPUs for laptops and SOCs for game consoles.
Our GPUs are capable of cryptocurrency mining, though we have limited visibility into how much this impacts our overall GPU demand. Volatility in the cryptocurrency market – such as the recent declines in cryptocurrency prices or changes in method of verifying transactions, including proof of work or proof of stake - can impact demand for our products and our ability to accurately estimate it. Most desktop NVIDIA Ampere architecture GeForce GPU shipments were Lite Hash Rate to help direct GeForce GPUs to gamers.
Data Center revenue was up 83% from a year ago and up 15% sequentially. These increases were primarily driven by sales of NVIDIA Ampere architecture GPUs and DGX systems used across both training and inference. Growth was led by cloud computing and hyperscale customers for workloads such as natural language processing and deep recommenders.
Professional Visualization revenue was up 67% from a year ago and down 3% sequentially. The year-on-year increase was driven by sales of NVIDIA Ampere architecture products with growth in workstations as enterprises supported hybrid work environments. The sequential decrease was due to lower sales of desktop workstation GPUs, partially offset by higher sales of notebook workstations GPUs.
Automotive revenue was down 10% from a year ago and up 10% sequentially. The year-on-year decrease was due to automakers’ supply constraints and the decline of legacy cockpit revenue. The sequential increase was driven by AI cockpit revenue.

OEM and Other revenue was down 52% from a year ago and down 18% sequentially. The year-on-year decrease was due to a decline in CMP revenue, which was nominal in the quarter compared with $155 million from a year ago. The sequential decrease was driven by lower entry level notebook GPU sales.
GAAP gross margin was up 140 basis points from a year ago, primarily due to a higher-end mix of GeForce GPUs within Gaming and the reduced impact of acquisition-related costs. Sequentially, GAAP gross margin was up 10 basis points due to increased contribution of, and favorable product mix changes within, Data Center, partially offset by higher sales of SOCs for game consoles.
GAAP operating expenses were up 113% from a year ago and up 76% sequentially and include a $1.35 billion acquisition termination charge related to the Arm transaction. These increases were also driven by employee growth, compensation-related costs and engineering development costs. We have been successful in hiring this year and expect to slow hiring in the second half of fiscal year 2023 as we integrate our new employees.
Income from operations was $1.87 billion, down 4% from a year ago and down 37% sequentially. Net income was a $1.62 billion. Net income per diluted share was $0.64, down 16% from a year ago and down 46% sequentially.
Cash, cash equivalents and marketable securities were $20.34 billion, up from $12.67 billion a year ago and down from $21.21 billion a quarter ago. The year-on-year increase reflects operating cash flow generation and $5.00 billion of debt issuance proceeds. The sequential decrease reflects share repurchases and advanced payments on supply agreements.
During the first quarter of fiscal year 2023, we returned $2.10 billion to shareholders in the form of share repurchases and cash dividends.
On May 23, 2022, our board of directors increased and extended our share repurchase program to repurchase additional common stock up to a total of $15 billion through December 2023.
Market Platform Highlights
In our Data Center market platform, we announced the NVIDIA Hopper GPU architecture and its first products based on the architecture including the NVIDIA H100 Tensor Core GPU and the fourth-generation NVIDIA DGX system. Additionally, we announced the NVIDIA Grace CPU Superchip; unveiled the NVIDIA Spectrum-4 end-to-end 400Gbps networking platform; and announced NVIDIA OVX server reference design for digital twins and other Omniverse applications.
In our Gaming market platform, we introduced the GeForce RTX 3090 Ti enthusiast-class desktop GPU; announced that there are now over 180 laptop models featuring RTX 30-series GPUs and our energy efficient, thin & light Max-Q technologies; announced that 15 new game titles added support for NVIDIA RTX features, bringing the total to over 250 games and applications; and expanded the GeForce NOW cloud gaming service library with over 100 games, bringing the total to over 1,300.
In our Professional Visualization market platform, we added new NVIDIA Ampere architecture RTX GPUs for workstations and announced that Amazon Robotics is building AI-enabled digital twins of its warehouses using NVIDIA Omniverse Enterprise.
In our Automotive market platform, we started production of the NVIDIA DRIVE Orin autonomous vehicle SOC and announced wins with Lucid Motors and BYD.
Financial Information by Business Segment and Geographic Data
Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for disclosure regarding segment information.
Critical Accounting Policies and Estimates
Refer to Part II, Item 7, "Critical Accounting Policies and Estimates" of our Annual Report on Form 10-K for the fiscal year ended January 30, 2022. There have been no material changes to our Critical Accounting Policies and Estimates.

Results of Operations
The following table sets forth, for the periods indicated, certain items in our Condensed Consolidated Statements of Income expressed as a percentage of revenue.

	Three Months Ended
	May 1, 2022	May 2, 2021
Revenue	100.0%	100.0%
Cost of revenue	34.5	35.9
Gross profit	65.5	64.1
Operating expenses
Research and development	19.5	20.4
Sales, general and administrative	7.1	9.2
Acquisition termination cost	16.3	—
Total operating expenses	42.9	29.6
Income from operations	22.6	34.5
Interest income	0.2	0.1
Interest expense	(0.8)	(0.9)
Other, net	(0.2)	2.4
Other income (expense), net	(0.8)	1.6
Income before income tax	21.8	36.1
Income tax expense	2.3	2.3
Net income	19.5%	33.8%
Revenue
Revenue by Reportable Segments

	Three Months Ended
	May 1, 2022	May 2, 2021	$ Change	% Change

	($ in millions)
Graphics	$4,616	$3,451	$1,165	34%
Compute & Networking	3,672	2,210	1,462	66%
Total	$8,288	$5,661	$2,627	46%
Graphics - Graphics segment revenue increased by 34% in the first quarter of fiscal year 2023 compared to the first quarter of fiscal year 2022. We continue to benefit from increased sales of our NVIDIA Ampere architecture products. The increase in Gaming revenue during the first quarter of fiscal year 2023 resulted from a combination of factors including: the ramp of new RTX 30 Series GPUs; the release of new games supporting ray tracing; the rising popularity of gaming, eSports, content creation and streaming; the demand for new and upgraded systems to support the increase in remote work; and the ability of end users to engage in cryptocurrency mining.
Compute & Networking - Compute & Networking segment revenue increased by 66% for the first quarter of fiscal year 2023 compared to the first quarter of fiscal year 2022, driven primarily by sales of NVIDIA Ampere architecture products to hyperscale customers for cloud computing and workloads such as natural language processing and deep recommender models, as well as to vertical industries. The increase also reflects an increase in sales of networking products. CMP contributed an insignificant amount in the first quarter of fiscal year 2023 compared to $155 million in the prior year.

Concentration of Revenue
Revenue from sales to customers outside of the United States accounted for 77% and 86% of total revenue for the first quarter of fiscal years 2023 and 2022, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.
No customer represented 10% or more of total revenue for the first quarter of fiscal years 2023 or 2022.
Gross Margin
Our overall gross margin increased to 65.5% for the first quarter of fiscal year 2023 from 64.1% for the first quarter of fiscal year 2022, reflecting a higher-end mix of GeForce GPUs within our Graphics segment and a reduced impact to gross margin for acquisition-related costs.
Inventory provisions totaled $90 million and $58 million for the first quarter of fiscal years 2023 and 2022, respectively. Sales of inventory that was previously written-off or down totaled $15 million and $21 million for the first quarter of fiscal years 2023 and 2022, respectively. As a result, the overall net effect on our gross margin was an unfavorable impact of 0.9% and 0.6% in the first quarter of fiscal years 2023 and 2022, respectively.
Graphics - The gross margin of our Graphics segment increased during the first quarter of fiscal year 2023 compared to the first quarter of fiscal year 2022, primarily due to a higher-end mix within GeForce GPUs.
Compute & Networking - The gross margin of our Compute & Networking segment decreased during the first quarter of fiscal year 2023 compared to the first quarter of fiscal year 2022, primarily due to lower contribution of prior architecture boards compared to NVIDIA Ampere architecture systems.
Operating Expenses

	Three Months Ended
	May 1, 2022	May 2, 2021	$ Change	% Change

	($ in millions)
Research and development expenses	$1,618	$1,153	$465	40%
% of net revenue	20%	20%
Sales, general and administrative expenses	592	520	72	14%
% of net revenue	7%	9%
Acquisition termination cost	1,353	—	1,353	100%
% of net revenue	16%	—%
Total operating expenses	$3,563	$1,673	$1,890	113%
Research and Development
Research and development expenses increased by 40% during the first quarter of fiscal year 2023 compared to the first quarter of fiscal year 2022, primarily driven by compensation-related costs, including for employee growth and stock-based compensation, and engineering development costs.
Sales, General and Administrative
Sales, general and administrative expenses increased by 14% during the first quarter of fiscal year 2023 compared to the first quarter of fiscal year 2022, primarily driven by compensation-related costs, associated with employee growth and stock-based compensation, partially offset by lower legal fees.
Acquisition Termination Cost
We recorded an acquisition termination cost related to the Arm transaction of $1.35 billion in the first quarter of fiscal year 2023 reflecting the write-off of the prepayment provided at signing in September 2020.

Other Income (Expense), Net
Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $18 million and $6 million for the first quarter of fiscal years 2023 and 2022, respectively. The increase in interest income was primarily due to higher interest rates earned on our investments and higher cash balances.
Interest expense is primarily comprised of coupon interest and debt discount amortization related to our notes. Interest expense was $68 million and $53 million during the first quarter of fiscal years 2023 and 2022, respectively. The increase in expense reflects interest on the $5.00 billion note issued in June 2021.
Other, net, consists primarily of realized or unrealized gains and losses from investments in non-affiliated entities and the impact of changes in foreign currency rates. Other, net, was an expense of $13 million and income of $135 million during the first quarter of fiscal years 2023 and 2022, respectively. Changes in other, net, compared to the first quarter of fiscal year 2022 were primarily driven by mark-to-market impact from public trading equity investments and changes in value from our non-affiliated private investments. Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our investments in non-affiliated entities.
Income Taxes
We recognized an income tax expense of $187 million and $132 million for the first quarter of fiscal years 2023 and 2022, respectively. The income tax expense as a percentage of income before income tax was 10.3% and 6.5% for the first quarter of fiscal years 2023 and 2022, respectively.
The increase in our effective tax rate was primarily due to an increase in the amount of earnings subject to U.S. tax, the Arm acquisition termination cost recorded in the first quarter of fiscal year 2023 which did not result in any material tax benefit, and a decreased impact of tax benefit from the U.S. federal research tax credit, partially offset by the increased benefits from the foreign-derived intangible income deduction and stock-based compensation. If our stock price declines, the future tax benefits from stock-based compensation may decline, resulting in an increase in tax expense.
Liquidity and Capital Resources

	May 1, 2022	January 30, 2022

	(In millions)
Cash and cash equivalents	$3,887	$1,990
Marketable securities	16,451	19,218
Cash, cash equivalents and marketable securities	$20,338	$21,208

	Three Months Ended
	May 1, 2022	May 2, 2021

	(In millions)
Net cash provided by operating activities	$1,731	$1,874
Net cash provided by (used in) investing activities	$2,612	$(1,272)
Net cash used in financing activities	$(2,446)	$(471)
As of May 1, 2022, we had $20.34 billion in cash, cash equivalents and marketable securities, a decrease of $0.87 billion from the end of fiscal year 2022. Our investment policy requires the purchase of highly rated fixed income securities, the diversification of investment types and credit exposures, and certain maturity limits on our portfolio.
Cash provided by operating activities decreased in the first quarter of fiscal year 2023 compared to the first quarter of fiscal year 2022, primarily due to advanced payments on supply agreements in the first quarter of fiscal year 2023 partially offset by an increase in net income adjusted for certain non-cash items, such as the Arm acquisition termination cost of $1.35 billion during the first quarter of fiscal year 2023.
Cash provided by investing activities increased in the first quarter of fiscal year 2023 compared to cash used in the first quarter of fiscal year 2022, primarily driven by higher marketable securities sales and maturities and lower purchases of marketable securities.

Cash used in financing activities increased in the first quarter of fiscal year 2023 compared to the first quarter of fiscal year 2022, which primarily reflects share repurchases in the first quarter of fiscal year 2023.
Liquidity
Our primary sources of liquidity are our cash and cash equivalents, our marketable securities, and the cash generated by our operations. As of May 1, 2022, we had $20.34 billion in cash, cash equivalents, and marketable securities. Our marketable securities consist of debt securities issued by the U.S. government and its agencies, highly rated corporations and financial institutions, and foreign government entities, as well as certificates of deposit issued by highly rated financial institutions. These marketable securities are primarily denominated in U.S. dollars. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information. We believe that we have sufficient liquidity to meet our operating requirements for at least the next twelve months, and for the foreseeable future, including our future supply obligations and additional supply. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance our future capital requirements.
We have approximately $1.38 billion of cash, cash equivalents, and marketable securities held outside the U.S. for which we have not accrued any related foreign or state taxes if we repatriate these amounts to the U.S. Other than that, substantially all of our cash, cash equivalents and marketable securities held outside of the U.S. as of May 1, 2022 are available for use in the U.S. without incurring additional U.S. federal income taxes. We utilized almost all of our accumulated U.S. federal research tax credits during fiscal year 2022, resulting in higher cash tax payments starting in fiscal year 2023. In addition, beginning in fiscal year 2023, the 2017 Tax Cuts and Jobs Act requires taxpayers to capitalize research and development expenditures and to amortize domestic expenditures over five years and foreign expenditures over fifteen years. This will impact cash flows from operations and will result in significantly higher cash tax payments starting in fiscal year 2023.
Capital Return to Shareholders
During the first quarter of fiscal year 2023, we returned $2.00 billion in share repurchases and $100 million in cash dividends. On May 23, 2022, our Board of Directors increased and extended our share repurchase program to repurchase additional common stock up to a total of $15 billion through December 2023.

Our cash dividend program and the payment of future cash dividends under that program are subject to the continuing determination by our Board of Directors that the dividend program and the declaration of dividends are in the best interests of our shareholders.
Outstanding Indebtedness and Commercial Paper
As of May 1, 2022, we had outstanding:
•$1.25 billion of Notes Due 2023;
•$1.25 billion of Notes Due 2024;
•$1.00 billion of Notes Due 2026;
•$1.25 billion of Notes Due 2028;
•$1.50 billion of Notes Due 2030;
•$1.25 billion of Notes Due 2031;
•$1.00 billion of Notes Due 2040;
•$2.00 billion of Notes Due 2050; and
•$500 million of Notes Due 2060.
We have a $575 million commercial paper program to support general corporate purposes. As of May 1, 2022, we had not issued any commercial paper.
Contractual Obligations
We have unrecognized tax benefits of $800 million, which includes related interest and penalties of $67 million recorded in non-current income tax payable as of May 1, 2022. We are unable to reasonably estimate the timing of any potential tax liability, interest payments, or penalties in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions. We are currently under examination by the

Internal Revenue Service for our fiscal years 2018 and 2019. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information.
Other than the contractual obligations described above, there were no material changes outside the ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022 for a description of our contractual obligations. For a description of our operating lease obligations, long-term debt, and purchase obligations, refer to Note 3, Note 12, and Note 13 of the Notes to Condensed Consolidated Financial Statements, respectively.
Climate Change
To date, there has been no material impact to our results of operations associated with global sustainability regulations, compliance, costs from sourcing renewable energy or climate-related business trends. There are no material current climate change regulations impacting us, however, we are monitoring potential regulation changes in California, the United States, the United Kingdom, the European Union and other jurisdictions. We believe that climate change has not had a material impact to our revenue to date. We have not experienced any significant physical effects of climate change to date on our operations and results, nor any significant impacts on the cost or availability of insurance. In fiscal year 2024, we plan to launch Earth-2, an AI supercomputer dedicated to predicting the impacts of climate change.
Adoption of New and Recently Issued Accounting Pronouncements
Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of adoption of a new and recently issued accounting pronouncement.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment and Interest Rate Risk
Financial market risks related to investment and interest rate risk are described in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022. As of May 1, 2022, there have been no material changes, including the impact of the COVID-19 pandemic, to the financial market risks described as of January 30, 2022.
Foreign Exchange Rate Risk
The impact of foreign currency transactions related to foreign exchange rate risk is described in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022. As of May 1, 2022, there have been no material changes, including the impact of the COVID-19 pandemic, to the foreign exchange rate risks described as of January 30, 2022.
Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information.
ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of May 1, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the first quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In fiscal year 2022, we began an upgrade of our enterprise resource planning, or ERP, system, which will update much of our existing core financial systems. The ERP system is designed to accurately maintain our financial records used to report operating results. The upgrade will occur in phases with the consolidated financial reporting and general ledger module to be implemented in fiscal year 2023. We will continue to evaluate each quarter whether there are changes that affect our internal control over financial reporting.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Part I, Item 1, Note 13 of the Notes to Condensed Consolidated Financial Statements for a discussion of significant developments in our legal proceedings since January 30, 2022. Also refer to Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022 for a prior discussion of our legal proceedings.
ITEM 1A. RISK FACTORS
Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2022.
Before you buy our common stock, you should know that making such an investment involves some risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2022 and below. Additionally, any one of those risks could harm our business, financial condition and results of operations, which could cause our stock price to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
If we fail to estimate customer demand properly, there may be a mismatch between supply and demand, and our financial results could be harmed.
Demand for our products is based on many factors, including our product introductions and transitions, time to market, competitor product releases and announcements, competing technologies, and changes in macroeconomic conditions, including rising inflation, all of which can impact the timing and volume of our revenue. Product transitions are complex and can negatively impact our revenue as we manage shipments of legacy prior architecture products and channel partners prepare and adjust to support new products. We sell most of our products through channel partners, who sell to retailers, distributors, and/or end customers. As a result, the decisions made by our channel partners, retailers and distributors in response to changing market conditions and changes in end user demand for our products could impact our ability to properly forecast demand.
GPUs have use cases in addition to their designed and marketed use case, such as for digital currency mining, including blockchain-based platforms such as Ethereum. It is difficult for us to estimate with any reasonable degree of precision the past or current impact of cryptocurrency mining, or forecast the future impact of cryptocurrency mining, on demand for our products. Volatility in the cryptocurrency market, including new compute technologies, price changes in cryptocurrencies, government cryptocurrency policies and regulations, new cryptocurrency standards, and changes in the method of verifying blockchain transactions, have impacted and can in the future impact cryptocurrency mining and demand for our products and can further impact our ability to estimate demand for our products. Changes to cryptocurrency standards and processes including, but not limited to, the pending Ethereum 2.0 standard may decrease the usage of GPUs for Ethereum mining as well as create increased aftermarket resales of our GPUs, impact retail prices for our GPUs, increase returns of our products in the distribution channel, and may reduce demand for our new GPUs. We have introduced Lite Hash Rate, or LHR, GeForce GPUs with limited Ethereum mining capability and provided CMP products in an effort to address demand from gamers and direct miners to CMP. Attempts in the aftermarket to improve the hash rate capabilities of our LHR cards have been successful and our gaming cards may become more attractive to miners, increasing demand for our gaming GPUs and limiting our ability to supply our gaming cards to non-mining customers. We cannot predict whether our strategy of using LHR cards and CMP will achieve our desired outcome. In addition, our new products or previously sold products may be resold online or on the unauthorized “gray market,” which also makes demand forecasting difficult. Gray market products or reseller marketplaces compete with our distribution channels.

Consumer and enterprise behavior during the COVID-19 pandemic, such as increased demand for our Gaming, Data Center, and workstation products, has made it more difficult for us to estimate future demand and may have changed pre-pandemic behaviors. These challenges may be more pronounced or volatile in the future on both a global and regional basis and may continue in the future when the effects of the pandemic subside. Restrictions that may be imposed or reinstated as the pandemic continues, such as recent lockdown measures due to COVID-19 containment efforts in China, may negatively impact customer demand for our products.
Our manufacturing lead times are very long and in some cases extend twelve months or longer, which requires us to make estimates of customers’ future demand. These conditions could lead to a significant mismatch between supply and demand, giving rise to product shortages or excess inventory. To shorten shipment lead times and deliver more quickly to our customers, we may build finished products and maintain inventory for anticipated demand that does not materialize. Demand for our products may be perishable or may disappear. We may not be able to reduce our inventory purchase commitments if customers cancel or defer orders or choose to purchase from our competitors. We may write-down our inventory to the lower of cost or net realizable value or excess inventory, and we could experience a reduction in average selling prices if we incorrectly forecast product demand.
Situations that may result in excess inventory, cancellation penalties or related impairments include:
•changes in business and economic conditions resulting in decreased consumer confidence, including downturns in our target markets and/or overall economy, rising inflation, and changes in the credit market;
•sudden or sustained government lockdowns or actions to control COVID-19 case spread;
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
Conversely, if we underestimate our customers' demand for our products, our foundry partners may not have adequate lead-time or capacity to increase production and we may not be able to obtain sufficient inventory to fill orders on a timely basis. Recent COVID-19-related disruptions and lockdowns in China have created and may continue to create supply and logistics constraints. The war in Ukraine has further strained global supply chains and could result in a shortage of key materials that our suppliers, including our foundry partners, require to satisfy our needs. In the future, we may also face supply constraints caused by natural disasters or other events. Even if we are able to increase production levels to meet customer demand, we may not be able to do so in a cost-effective or timely manner, or our original equipment manufacturers may experience supply constraints. If we fail to fulfill our customers’ orders on a timely basis, or at all, our customer relationships could be damaged, we could lose revenue and market share and our reputation could be harmed.
In periods of shortages impacting the semiconductor industry and/or limited supply or capacity in our supply chain, as we are in today, we have placed orders for certain supply in advance of our historical lead times, paid premiums and provided deposits to secure future supply and capacity, and may need to continue to do so in the future. For example, while we previously placed orders with approximately six months’ lead time, we have begun placing orders at least twelve months in advance. Our inventory and purchase commitments reflect our demand expectations for our future quarters and long-term supply and capacity needs. However, we may not be able to accurately predict when such periods of shortage will end, nor do we know whether those inventory orders accurately address our current and future demand needs. These actions may increase our product costs, in addition to increased costs we have experienced driven by rising inflation, and result in excess inventory, cancellation penalties or other charges if there is a partial or complete reduction in long-term demand for our products, negatively impacting our gross margins and our overall financial results. Our supply deliveries and production may be non-linear within a quarter or year which could cause changes to expected revenue or cash flows.

We are subject to risks and uncertainties associated with international operations, including adverse economic conditions, which may harm our business.
We conduct our business and have offices worldwide. Our semiconductor wafers are manufactured, assembled, tested and packaged by third parties located outside of the United States and we generated 77% of our revenue for the first quarter of fiscal year 2023 from sales outside of the United States. The global nature of our business subjects us to a number of risks and uncertainties, which could have a material adverse effect on our business, financial condition and results of operations, including:
•domestic and international economic and political conditions between countries in which we do business;
•government lockdowns to control COVID-19 cases;
•differing legal standards with respect to protection of IP and employment practices;
•domestic and international business and cultural practices that differ;
•disruptions to capital markets and/or currency fluctuations; and
•natural disasters, acts of war or other military actions, terrorism, public health issues, and other catastrophic events.
Adverse changes in global, regional or local economic conditions, including recession or slowing growth, the COVID-19 pandemic or other global or local health issues, changes or uncertainty in fiscal, monetary, or trade policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses including on IT infrastructure, increases in unemployment, and lower consumer confidence and spending, periodically occur. Increased costs for wafers, components, logistics, and other supply chain expenses, driven in part by inflation, have negatively impacted our gross margin and may continue to impact our gross margin. Inflation may also continue to cause increased supply, employee, facilities and infrastructure costs, decreased demand for our products, and volatility in the financial markets. To the extent such inflation continues, increases or both, it may reduce our margins and have a material adverse effect on our financial performance.
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
Our worldwide operations could be disrupted by natural disasters and extreme weather conditions, power or water shortages, telecommunications failures, cloud service provider outages, terrorist attacks, or acts of violence, political and/or civil unrest, acts of war or other military actions, epidemics or pandemics and other natural or man-made disasters and catastrophic events. Our corporate headquarters, a large portion of our current data center capacity, and a portion of our research and development activities are located in California, and other critical business operations, finished goods inventory, and some of our suppliers are located in Asia, making our operations vulnerable to natural disasters such as earthquakes, wildfires, or other business disruptions occurring in these geographical areas. Catastrophic events can also have an impact on third-party vendors who provide us critical infrastructure services for IT and research and development systems and personnel. Geopolitical and domestic political developments and other events beyond our control, can increase economic volatility globally. Political instability, changes in government or adverse political developments in or around any of the major countries in which we do business would also likely harm our business, financial condition and results of operations. Our operations could be harmed and our costs could increase if manufacturing, logistics or other operations are disrupted for any reason, including natural disasters, high heat events or water shortages, information technology system failures, military actions or economic, business, labor, environmental, public health, or political issues. For example, the war in Ukraine has had and will likely continue to have a negative impact on our employees or operations both within and outside Russia and Ukraine. Additionally, the ongoing war could result in a shortage of key materials that our suppliers, including our foundry partners, require to satisfy our needs. The ultimate impact on us, our third-party foundries and other suppliers of being located and consolidated in certain geographical areas is unknown. In the event a disaster, war or catastrophic event affects us, the third-party systems on which we rely, or our customers, our business could be harmed as a result of declines in revenue, increases in expenses, and substantial expenditures and time spent to fully resume operations. All of these risks and conditions could materially adversely affect our future sales and operating results.
The COVID-19 pandemic continues to impact our business and could materially adversely affect our financial condition and results of operations.
The COVID-19 pandemic has impacted, and continues to impact, our workforce and operations and those of our customers, partners, vendors and suppliers. As the pandemic continues to evolve, the increased duration and impact of economic and demand uncertainty, and the limited availability of our supply chain, logistical services and component supply, may have a material net negative impact on our business and financial results. While COVID-19 has driven an increase in sales for certain of our products, the demand may not be sustainable if conditions change. COVID-19 containment around the world has put restrictions on, among other areas, manufacturing facilities, commerce, and support operations, which could limit our capacity to meet customer demand. For example, recent lockdown measures due to COVID-19 containment efforts in China have impacted end customer sales, disrupted our partners’ operations, created logistics and delivery bottlenecks, and further curtailed supply, and may continue to do so in the future. At the same time, stronger demand globally has limited the availability of capacity and components in our supply chain, which could increase our costs, limit our ability to obtain supply at necessary levels or at all, or cause us to hold excess inventory if demand changes.
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
The extent of the impact of the COVID-19 pandemic on our operational and financial performance and our ability to timely execute our business strategies may continue to be difficult to measure and predict. We have experienced supply chain and economic disruption, in part as a result of the COVID-19 pandemic which has negatively impacted and could have a material negative impact on our business, results of operations, financial condition, and access to sources of liquidity.

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
Government actions, including trade protection and national security policies of U.S. and foreign government bodies, such as tariffs, import or export regulations, including deemed export restrictions, trade and economic sanctions, decrees, quotas or other trade barriers and restrictions could affect our ability to ship products, provide services to our customers and employees, do business without an export license with entities on the U.S. Department of Commerce’s U.S. Entity List or other U.S. government restricted parties lists (which is expected to change from time to time), and generally fulfill our contractual obligations and have a material adverse effect on our business. For example, in response to the war in Ukraine, the United States and certain allies have imposed economic sanctions and export control measures and may impose additional sanctions or export control measures, which have and could in the future result in, among other things, severe or complete restrictions on exports to and other commerce and business dealings involving Russia, Belarus, certain regions of Ukraine, and/or particular entities and individuals. Such actions have limited or blocked, or could in the future limit or block the passage of our products, services and support into Russia, Belarus, and certain regions of Ukraine or other regions determined to be supporting Russia, and restrict access by our Russian or Ukrainian employees (both within and outside of Russia and Ukraine) to our systems, negatively impacting productivity. Given these recent sanctions and export restrictions imposed by the United States and foreign government bodies, during the first quarter of fiscal year 2023, we paused all direct sales and support in Russia. Concurrently, the war in Ukraine has impacted end customer sales in EMEA and may continue to do so in the future. While we have policies and procedures in place to ensure compliance with sanctions and trade restrictions, our employees, contractors, partners, and agents may take actions in violations of such policies and applicable law, for which we may be ultimately held responsible. If we were ever found to have violated U.S. export control laws, we may be subject to various penalties available under the laws, any of which could have a material and adverse impact on our business, operating results and financial condition. Additionally, changes in the public perception of governments in the regions where we operate or plan to operate could negatively impact our business and results of operations.
Geopolitical tensions and conflicts worldwide, including but not limited to Taiwan, China, Hong Kong, Israel and Korea where the manufacture of our product components and final assembly of our products are concentrated, may result in changing regulatory requirements, trade policies, export controls, import duties and economic disruptions that could impact our operating strategies, product demand, access to global markets, hiring, and profitability. The increasing focus on the strategic importance of AI technologies may result in additional regulatory restrictions that target products and services capable of enabling or facilitating AI, including some or all of our product and service offerings. Such restrictions could include additional unilateral or multilateral export controls on certain products or technology, prohibiting us from exporting those products to customers in one or more markets, including but not limited to China, or could impose other conditions that limit our ability to serve demand abroad and could negatively impact our business and financial results. Export controls may be imposed on our technology, products, or services even though competitors are not subject to similar restrictions, creating a competitive disadvantage for us and negatively impacting our business and financial results. Increasing use of economic sanctions may also impact demand for our products or services, negatively impacting our business and financial results. Deemed export control limitations could negatively impact the ability of our research and development teams to execute our roadmap or other objectives in a timely manner.

Recent restrictions imposed by the Chinese government on the duration of gaming activities and access to games may adversely affect our Gaming revenue, and increased oversight of digital platform companies may adversely affect our Data Center revenue. Additionally, revisions to laws or regulations or their interpretation and enforcement could result in increased taxation, trade sanctions, the imposition of import duties or tariffs, restrictions and controls on imports or exports, or other retaliatory actions, which could have an adverse effect on our business plans or impact the timing of our shipments.
We have exposure to additional tax liabilities and our operating results may be adversely impacted by higher than expected tax rates and other tax-related factors.
As a multinational corporation, we are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenue and expenses in different jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. We are regularly under audit by tax authorities in different jurisdictions. For example, we are currently under examination by the Internal Revenue Service for our fiscal years 2018 and 2019 and under audit in Germany, Israel and India. Although we believe our tax estimates are reasonable, tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could increase our worldwide effective tax rate, increase the amount of non-income taxes imposed on our business, and harm our financial position, results of operations, and cash flows. Further, changes in United States federal, and state or international tax laws applicable to multinational corporations or other fundamental law changes, including proposed changes to existing tax rules and regulations under the current U.S. administration and Congress and as a result of recommendations from intergovernmental economic organizations such as the Organization for Economic Cooperation and Development, may materially impact our tax expense and cash flows, as we experienced in fiscal year 2018 with the passage of United States tax legislation commonly referred to as the Tax Cuts and Jobs Act.
Our future effective tax rate may also be affected by such factors as changes in our business or statutory rates, changes in jurisdictions in which our profits are determined to be earned and taxed, changes in available tax credits, the resolution of issues arising from tax audits, changes in United States generally accepted accounting principles, adjustments to income taxes upon finalization of tax returns, increases in expenses not deductible for tax purposes, changes in the valuation of our deferred tax assets and liabilities and in deferred tax valuation allowances, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation and volatility in our stock price affecting the recognition of excess tax benefits and tax deficiencies within the income tax provision in the period in which they occur, the impact of accounting for business combinations, shifts in the amount of earnings in the United States compared with other regions in the world and overall levels of income before tax, changes in the domestic or international organization of our business and structure, as well as the expiration of statute of limitations and settlements of audits. For example, a decline in our stock price may result in reduced future tax benefits or in tax deficiencies from stock-based compensation. Any changes in our effective tax rate may impact net income.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Beginning August 2004, our Board of Directors authorized us to repurchase our stock.
Since the inception of our share repurchase program, we have repurchased an aggregate of 1.05 billion shares for a total cost of $9.08 billion through May 1, 2022.
On May 23, 2022, our Board of Directors increased and extended our share repurchase program to repurchase additional common stock up to a total of $15 billion through December 2023.
The repurchases can be made in the open market, in privately negotiated transactions, pursuant to a Rule 10b5-1 trading plan or in structured share repurchase programs, and can be made in one or more larger repurchases, in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.
In the first quarter of fiscal year 2023, we paid $100 million in quarterly cash dividends.

The following table presents details of our share repurchase transactions during the first quarter of fiscal year 2023:

Period	Total Number of Shares Purchased (In millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (In millions)	Approximately Dollar Value of Shares that May Yet Be Purchased Under the Program (In billions)
January 31, 2022 - February 27, 2022	—	$—	—	$7.24
February 28, 2022 - March 27, 2022	8.6	$230.82	8.6	$5.24
March 28, 2022 - May 1, 2022	—	$—	—	$5.24
Total	8.6		8.6
Restricted Stock Unit Share Withholding
We also withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our employee equity incentive program. During the first quarter of fiscal year 2023, we withheld approximately 2 million shares at a total cost of $538 million through net share settlements.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1+	Fiscal Year 2023 Variable Compensation Plan	8-K	0-23985	10.1	3/9/2022
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
+ Management contract or compensatory plan or arrangement.
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
Date: May 27, 2022

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)