Form 10-Q
period 2022-07-31
NVIDIA CORP
filed 2022-08-31
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.001 par value, outstanding as of August 19, 2022, was 2.49 billion.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED July 31, 2022
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

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2022	2021	2022	2021

Revenue	$6,704	$6,507	$14,992	$12,168
Cost of revenue	3,789	2,292	6,646	4,324
Gross profit	2,915	4,215	8,346	7,844
Operating expenses
Research and development	1,824	1,245	3,443	2,398
Sales, general and administrative	592	526	1,183	1,046
Acquisition termination cost	—	—	1,353	—
Total operating expenses	2,416	1,771	5,979	3,444
Income from operations	499	2,444	2,367	4,400
Interest income	46	6	64	13
Interest expense	(65)	(60)	(132)	(113)
Other, net	(5)	4	(19)	138
Other income (expense), net	(24)	(50)	(87)	38
Income before income tax	475	2,394	2,280	4,438
Income tax expense (benefit)	(181)	20	6	153
Net income	$656	$2,374	$2,274	$4,285

Net income per share:
Basic	$0.26	$0.95	$0.91	$1.72
Diluted	$0.26	$0.94	$0.90	$1.69

Weighted average shares used in per share computation:
Basic	2,495	2,493	2,500	2,489
Diluted	2,516	2,532	2,526	2,529
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2022	2021	2022	2021

Net income	$656	$2,374	$2,274	$4,285
Other comprehensive loss, net of tax
Available-for-sale securities:
Net change in unrealized loss	(12)	—	(35)	(1)
Reclassification adjustments for net realized gain included in net income	1	—	1	—
Net change in unrealized loss	(11)	—	(34)	(1)
Cash flow hedges:
Net unrealized loss	(2)	(14)	(30)	(27)
Reclassification adjustments for net realized gain (loss) included in net income	(13)	8	(15)	17
Net change in unrealized loss	(15)	(6)	(45)	(10)
Other comprehensive loss, net of tax	(26)	(6)	(79)	(11)
Total comprehensive income	$630	$2,368	$2,195	$4,274
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	July 31,	January 30,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$3,013	$1,990
Marketable securities	14,024	19,218
Accounts receivable, net	5,317	4,650
Inventories	3,889	2,605
Prepaid expenses and other current assets	1,175	366
Total current assets	27,418	28,829
Property and equipment, net	3,233	2,778
Operating lease assets	852	829
Goodwill	4,372	4,349
Intangible assets, net	2,036	2,339
Deferred income tax assets	2,225	1,222
Other assets	3,340	3,841
Total assets	$43,476	$44,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,421	$1,783
Accrued and other current liabilities	3,903	2,552
Short-term debt	1,249	—
Total current liabilities	7,573	4,335
Long-term debt	9,700	10,946
Long-term operating lease liabilities	743	741
Other long-term liabilities	1,609	1,553
Total liabilities	19,625	17,575
Commitments and contingencies - see Note 13
Shareholders’ equity:
Preferred stock	—	—
Common stock	2	3
Additional paid-in capital	10,968	10,385
Accumulated other comprehensive loss	(90)	(11)
Retained earnings	12,971	16,235
Total shareholders' equity	23,851	26,612
Total liabilities and shareholders' equity	$43,476	$44,187
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JULY 31, 2022 AND AUGUST 1, 2021
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
(In millions, except per share data)	Shares	Amount
Balances, May 1, 2022	2,504	$3	$10,623	$—	$(64)	$15,758	$26,320
Net income	—	—	—	—	—	656	656
Other comprehensive loss	—	—	—	—	(26)	—	(26)
Issuance of common stock from stock plans	6	—	1	—	—	—	1
Tax withholding related to vesting of restricted stock units	(2)	—	(299)	—	—	—	(299)
Shares repurchased	(19)	(1)	(1)	—	—	(3,343)	(3,345)
Cash dividends declared and paid ($0.04 per common share)	—	—	—	—	—	(100)	(100)
Stock-based compensation	—	—	644	—	—	—	644
Balances, July 31, 2022	2,489	$2	$10,968	$—	$(90)	$12,971	$23,851
Balances, May 2, 2021	2,491	$3	$9,278	$(11,242)	$14	$20,721	$18,774
Net income	—	—	—	—	—	2,374	2,374
Other comprehensive loss	—	—	—	—	(6)	—	(6)
Issuance of common stock from stock plans	7	—	2	—	—	—	2
Tax withholding related to vesting of restricted stock units	(2)	—	—	(362)	—	—	(362)
Cash dividends declared and paid ($0.04 per common share)	—	—	—	—	—	(100)	(100)
Stock-based compensation	—	—	465	—	—	—	465
Balances, August 1, 2021	2,496	$3	$9,745	$(11,604)	$8	$22,995	$21,147
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JULY 31, 2022 AND AUGUST 1, 2021
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
(In millions, except per share data)	Shares	Amount
Balances, January 30, 2022	2,506	$3	$10,385	$—	$(11)	$16,235	$26,612
Net income	—	—	—	—	—	2,274	2,274
Other comprehensive loss	—	—	—	—	(79)	—	(79)
Issuance of common stock from stock plans	15	—	205	—	—	—	205
Tax withholding related to vesting of restricted stock units	(4)	—	(837)	—	—	—	(837)
Shares repurchased	(28)	(1)	(2)	—	—	(5,338)	(5,341)
Cash dividends declared and paid ($0.08 per common share)	—	—	—	—	—	(200)	(200)
Stock-based compensation	—	—	1,217	—	—	—	1,217
Balances, July 31, 2022	2,489	$2	$10,968	$—	$(90)	$12,971	$23,851
Balances, January 31, 2021	2,479	$3	$8,719	$(10,756)	$19	$18,908	$16,893
Net income	—	—	—	—	—	4,285	4,285
Other comprehensive loss	—	—	—	—	(11)	—	(11)
Issuance of common stock from stock plans	22	—	128	—	—	—	128
Tax withholding related to vesting of restricted stock units	(5)	—	—	(848)	—	—	(848)
Cash dividends declared and paid ($0.08 per common share)	—	—	—	—	—	(198)	(198)
Stock-based compensation	—	—	898	—	—	—	898
Balances, August 1, 2021	2,496	$3	$9,745	$(11,604)	$8	$22,995	$21,147
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	July 31,	August 1,
	2022	2021
Cash flows from operating activities:
Net income	$2,274	$4,285
Adjustments to reconcile net income to net cash provided by operating activities:
Acquisition termination cost	1,353	—
Stock-based compensation expense	1,226	894
Depreciation and amortization	712	567
Losses (gains) on investments in non-affiliates, net	24	(133)
Deferred income taxes	(985)	(161)
Other	18	16
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(668)	(1,157)
Inventories	(1,285)	(282)
Prepaid expenses and other assets	(1,554)	18
Accounts payable	559	245
Accrued and other current liabilities	1,267	166
Other long-term liabilities	60	98
Net cash provided by operating activities	3,001	4,556
Cash flows from investing activities:
Proceeds from maturities of marketable securities	10,983	5,236
Proceeds from sales of marketable securities	1,731	705
Purchases of marketable securities	(7,576)	(9,268)
Purchases related to property and equipment and intangible assets	(794)	(481)
Acquisitions, net of cash acquired	(49)	—
Investments and other, net	(65)	3
Net cash provided by (used in) investing activities	4,230	(3,805)
Cash flows from financing activities:
Issuance of debt, net of issuance costs	—	4,985
Proceeds related to employee stock plans	205	128
Payments related to repurchases of common stock	(5,341)	—
Payments related to tax on restricted stock units	(837)	(843)
Dividends paid	(200)	(198)
Principal payments on property and equipment and intangible asset	(36)	(40)
Other	1	(2)
Net cash provided by (used in) financing activities	(6,208)	4,030
Change in cash and cash equivalents	1,023	4,781
Cash and cash equivalents at beginning of period	1,990	847
Cash and cash equivalents at end of period	$3,013	$5,628

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$1,108	$241
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
Fiscal Year
We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2023 and 2022 are both 52-week years. The second quarters of fiscal years 2023 and 2022 were both 13-week quarters.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2 - Business Combination
Termination of the Arm Share Purchase Agreement
In February 2022, NVIDIA and SoftBank Group Corp, or SoftBank, announced the termination of the Share Purchase Agreement whereby NVIDIA would have acquired Arm Limited from SoftBank. The parties agreed to terminate because of significant regulatory challenges preventing the completion of the transaction. We recorded an acquisition termination cost of $1.35 billion in the first quarter of fiscal year 2023 reflecting the write-off of the prepayment provided at signing in September 2020.
Note 3 - Leases
Our lease obligations primarily consist of operating leases for our headquarters complex, domestic and international office facilities, and data center space, with lease periods expiring between fiscal years 2023 and 2035.
Future minimum lease payments under our non-cancelable operating leases as of July 31, 2022 are as follows:

Operating Lease Obligations
(In millions)
Fiscal Year:
2023 (excluding first half of fiscal year 2023)	$91
2024	169
2025	148
2026	132
2027	123
2028 and thereafter	348
Total	1,011
Less imputed interest	123
Present value of net future minimum lease payments	888
Less short-term operating lease liabilities	145
Long-term operating lease liabilities	$743
In addition to our existing operating lease obligations, we have operating leases that are expected to commence between the third quarter of fiscal year 2023 and fiscal year 2025 with lease terms of 2 to 8 years for $798 million, consisting primarily of data center space.
Operating lease expenses were $47 million and $42 million for the second quarter of fiscal years 2023 and 2022, respectively, and $90 million and $81 million for the first half of fiscal years 2023 and 2022, respectively. Short-term and variable lease expenses for the second quarter and first half of fiscal years 2023 and 2022 were not significant.
Other information related to leases was as follows:

	Six Months Ended
	July 31, 2022	August 1, 2021

	(In millions)
Supplemental cash flows information
Operating cash flows used for operating leases	$91	$75
Operating lease assets obtained in exchange for lease obligations	$98	$164

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of July 31, 2022, our operating leases had a weighted average remaining lease term of 7.1 years and a weighted average discount rate of 2.73%. As of January 30, 2022, our operating leases had a weighted average remaining lease term of 7.1 years and a weighted average discount rate of 2.51%.
Note 4 - Stock-Based Compensation
Our stock-based compensation expense is associated with restricted stock units, or RSUs, performance stock units that are based on our corporate financial performance targets, or PSUs, performance stock units that are based on market conditions, or market-based PSUs, and our employee stock purchase plan, or ESPP.
Our Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts allocated to inventory, as follows:

	Three Months Ended		Six Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021

	(In millions)
Cost of revenue	$38	$32	$76	$57
Research and development	452	297	836	573
Sales, general and administrative	159	136	315	264
Total	$649	$465	$1,227	$894
Equity Award Activity
The following is a summary of our equity award transactions under our equity incentive plans:

	RSUs, PSUs, and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

	(In millions, except per share data)
Balances, January 30, 2022	46	$114.19
Granted	22	$187.51
Vested restricted stock	(11)	$86.77
Canceled and forfeited	(1)	$131.19
Balances, July 31, 2022	56	$148.43
As of July 31, 2022, there was $7.61 billion of aggregate unearned stock-based compensation expense. This amount is expected to be recognized over a weighted average period of 2.8 years for RSUs, PSUs, and market-based PSUs, and 1.0 year for ESPP.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 – Net Income Per Share
The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2022	2021	2022	2021

	(In millions, except per share data)
Numerator:
Net income	$656	$2,374	$2,274	$4,285
Denominator:
Basic weighted average shares	2,495	2,493	2,500	2,489
Dilutive impact of outstanding equity awards	21	39	26	40
Diluted weighted average shares	2,516	2,532	2,526	2,529
Net income per share:
Basic (1)	$0.26	$0.95	$0.91	$1.72
Diluted (2)	$0.26	$0.94	$0.90	$1.69
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	33	13	25	15
(1)    Calculated as net income divided by basic weighted average shares.
(2)    Calculated as net income divided by diluted weighted average shares.
Note 6 – Income Taxes
We recognized an income tax benefit of $181 million and an income tax expense of $6 million for the second quarter and first half of fiscal year 2023, respectively, and an income tax expense of $20 million and $153 million for the second quarter and first half of fiscal year 2022, respectively. Income tax as a percentage of income before income tax was a benefit of 38.0% for the second quarter of fiscal year 2023, and an expense of 0.3% for the first half of fiscal year 2023 and an expense of 0.9% and 3.4% for the second quarter and first half of fiscal year 2022, respectively.
The decrease in our effective tax rate for the second quarter and first half of fiscal year 2023 as compared to the same periods of fiscal year 2022 was primarily due to the increased tax benefit of stock-based compensation, the foreign-derived intangible income deduction, and the U.S. federal research tax credit, relative to a reduction in expected profitability. This is partially offset by the impact of an increase in the proportion of earnings subject to U.S. tax in fiscal year 2023 and the one-time discrete benefit from re-valuing certain deferred tax assets in connection with the domestication of one of our foreign subsidiaries, or the Domestication, in fiscal year 2022.

Our effective tax rate for the first half of fiscal year 2023 was lower than the U.S. federal statutory rate of 21% due to tax benefits from the foreign-derived intangible income deduction, stock-based compensation and the U.S. federal research tax credit.
Our effective tax rate for the first half of fiscal year 2022 was lower than the U.S. federal statutory rate of 21% due to the discrete benefit of the Domestication, tax benefits related to the foreign-derived intangible income deduction, income earned in jurisdictions that are subject to taxes lower than the U.S. federal statutory tax rate, and tax benefits related to the U.S. federal research tax credit and stock-based compensation.

For the first half of fiscal year 2023, there were no material changes to our tax years that remain subject to examination by major tax jurisdictions. We are currently under examination by the Internal Revenue Service for our fiscal years 2018 and 2019. Additionally, there have been no material changes to our unrecognized tax benefits and any related interest or penalties since the fiscal year ended January 30, 2022.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon review, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of July 31, 2022, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next 12 months.
Note 7 - Cash Equivalents and Marketable Securities
Our cash equivalents and marketable securities related to debt securities are classified as “available-for-sale” debt securities.
The following is a summary of cash equivalents and marketable securities as of July 31, 2022 and January 30, 2022:

	July 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	$8,016	$—	$(18)	$7,998	$1,115	$6,883
Debt securities issued by the United States Treasury	4,068	1	(39)	4,030	108	3,922
Debt securities issued by United States government agencies	3,056	—	(2)	3,054	564	2,490
Certificates of deposit	856	—	—	856	128	728
Money market funds	639	—	—	639	639	—
Foreign government bonds	15	—	—	15	15	—
Total	$16,650	$1	$(59)	$16,592	$2,569	$14,023

	January 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	$9,977	$—	$(3)	$9,974	$1,102	$8,872
Debt securities issued by the United States Treasury	7,314	—	(14)	7,300	—	7,300
Debt securities issued by United States government agencies	1,612	—	—	1,612	256	1,356
Certificates of deposit	1,561	—	—	1,561	21	1,540
Money market funds	316	—	—	316	316	—
Foreign government bonds	150	—	—	150	—	150
Total	$20,930	$—	$(17)	$20,913	$1,695	$19,218
The following tables provide the breakdown of unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	July 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(In millions)
Debt securities issued by the United States Treasury	$2,793	$(39)	$—	$—	$2,793	$(39)
Debt securities issued by United States government agencies	2,312	(2)	—	—	2,312	(2)
Corporate debt securities	1,925	(17)	105	(1)	2,030	(18)
Total	$7,030	$(58)	$105	$(1)	$7,135	$(59)

	January 30, 2022
	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(In millions)
Debt securities issued by the United States Treasury	$5,292	$(14)	$—	$—	$5,292	$(14)
Corporate debt securities	2,445	(3)	19	—	2,464	(3)
Total	$7,737	$(17)	$19	$—	$7,756	$(17)
The gross unrealized losses are related to fixed income securities, driven primarily by changes in interest rates. Net realized gains and unrealized gains and losses were not significant for all periods presented.
The amortized cost and estimated fair value of cash equivalents and marketable securities as of July 31, 2022 and January 30, 2022 are shown below by contractual maturity.

	July 31, 2022		January 30, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(In millions)
Less than one year	$12,628	$12,607	$16,346	$16,343
Due in 1 - 5 years	4,022	3,985	4,584	4,570
Total	$16,650	$16,592	$20,930	$20,913

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

		Fair Value at
	Pricing Category	July 31, 2022	January 30, 2022

		(In millions)
Assets
Cash equivalents and marketable securities:
Money market funds	Level 1	$639	$316
Corporate debt securities	Level 2	$7,998	$9,974
Debt securities issued by the United States Treasury	Level 2	$4,030	$7,300
Debt securities issued by United States government agencies	Level 2	$3,054	$1,612
Certificates of deposit	Level 2	$856	$1,561
Foreign government bonds	Level 2	$15	$150
Other assets (Investment in non-affiliated entities):
Publicly-held equity securities (1)	Level 1	$41	$58
Privately-held equity securities	Level 3	$266	$208

Liabilities (2)
0.309% Notes Due 2023	Level 2	$1,220	$1,236
0.584% Notes Due 2024	Level 2	$1,193	$1,224
3.20% Notes Due 2026	Level 2	$1,013	$1,055
1.55% Notes Due 2028	Level 2	$1,136	$1,200
2.85% Notes Due 2030	Level 2	$1,431	$1,542
2.00% Notes Due 2031	Level 2	$1,116	$1,200
3.50% Notes Due 2040	Level 2	$927	$1,066
3.50% Notes Due 2050	Level 2	$1,815	$2,147
3.70% Notes Due 2060	Level 2	$451	$551
(1)    Unrealized losses of $7 million and $31 million from investments in publicly-traded equity securities were recorded in other income (expense), net, in the second quarter and first half of fiscal year 2023, respectively. An unrealized loss of $6 million on an investment in a publicly-traded equity security was recorded in other income (expense), net in the second quarter of fiscal year 2022 and an unrealized gain of $118 million was recorded in other income (expense), net in the first half of fiscal year 2022.
(2)    These liabilities are carried on our Condensed Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount and issuance costs.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - Amortizable Intangible Assets and Goodwill
The components of our amortizable intangible assets are as follows:

	July 31, 2022			January 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In millions)
Acquisition-related intangible assets (1)	$3,260	$(1,434)	$1,826	$3,418	$(1,304)	$2,114
Patents and licensed technology	718	(508)	210	717	(492)	225
Total intangible assets	$3,978	$(1,942)	$2,036	$4,135	$(1,796)	$2,339
(1)    During the first quarter of fiscal year 2023, we commenced amortization of the $630 million in-process research and development intangible asset related to our acquisition of Mellanox.
Amortization expense associated with intangible assets was $182 million and $336 million for the second quarter and first half of fiscal year 2023, respectively, and $138 million and $275 million for the second quarter and first half of fiscal year 2022, respectively. Future amortization expense related to the net carrying amount of intangible assets as of July 31, 2022 is estimated to be $364 million for the remainder of fiscal year 2023, $601 million in fiscal year 2024, $539 million in fiscal year 2025, $245 million in fiscal year 2026, $141 million in fiscal year 2027, and $146 million in fiscal year 2028 and thereafter.
In the first half of fiscal year 2023, goodwill increased by $23 million and intangible assets increased by $32 million from acquisitions. We assigned $14 million of the increase in goodwill to our Compute & Networking segment and $9 million of the increase to our Graphics segment.
Note 10 - Balance Sheet Components
Certain balance sheet components are as follows:

	July 31,	January 30,
	2022	2022

Inventories (1):	(In millions)
Raw materials	$1,534	$791
Work in-process	767	692
Finished goods	1,588	1,122
Total inventories	$3,889	$2,605
(1) During the second quarter of fiscal year 2023, we recorded an inventory reserve expense of approximately $570 million in cost of revenue.

	July 31,	January 30,
	2022	2022

Other assets:	(In millions)
Prepaid supply agreements	$2,523	$1,747
Prepaid royalties	399	409
Investment in non-affiliated entities	307	266
Advanced consideration for acquisition (1)	—	1,353
Other	111	66
Total other assets	$3,340	$3,841
(1)    Refer to Note 2 - Business Combination for further details on the Arm acquisition.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	July 31,	January 30,
	2022	2022

Accrued and Other Current Liabilities:	(In millions)
Customer program accruals	$1,463	$1,000
Excess inventory purchase obligations (1)	866	196
Accrued payroll and related expenses	421	409
Deferred revenue (2)	359	300
Product warranty	168	46
Taxes payable	158	132
Other	468	469
Total accrued and other current liabilities	$3,903	$2,552
(1)    During the second quarter of fiscal year 2023, we recorded an expense of approximately $650 million in cost of revenue for inventory purchase obligations in excess of our current demand projections, and cancellation and underutilization penalties.
(2)    Deferred revenue primarily includes customer advances and deferrals related to license and development arrangements, support for hardware and software, and cloud services.

	July 31,	January 30,
	2022	2022

Other Long-Term Liabilities:	(In millions)
Income tax payable (1)	$1,022	$980
Deferred income tax	252	245
Deferred revenue (2)	201	202
Other	134	126
Total other long-term liabilities	$1,609	$1,553
(1)    As of July 31, 2022, income tax payable represents the long-term portion of the one-time transition tax payable of $188 million, unrecognized tax benefits of $762 million, and related interest and penalties of $72 million. As of January 30, 2022, income tax payable represents the long-term portion of the one-time transition tax payable of $251 million, unrecognized tax benefits of $670 million, and related interest and penalties of $59 million.
(2)    Deferred revenue primarily includes deferrals related to support for hardware and software.
Deferred Revenue
The following table shows the changes in deferred revenue during the first half of fiscal years 2023 and 2022:

	July 31,	August 1,
	2022	2021

	(In millions)
Balance at beginning of period	$502	$451
Deferred revenue additions during the period	399	401
Revenue recognized during the period	(341)	(362)
Balance at end of period	$560	$490
Revenue related to remaining performance obligations represents the contracted license and development arrangements and support for hardware and software. This includes deferred revenue currently recorded and amounts that will be invoiced in future periods. As of July 31, 2022, $645 million of revenue related to performance obligations had not been recognized, of which we expect to recognize approximately 48% over the next twelve months and the remainder thereafter. This excludes revenue related to performance obligations for contracts with a length of one year or less.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11 - Derivative Financial Instruments
We enter into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. These contracts are designated as cash flow hedges for hedge accounting treatment. Gains or losses on the contracts are recorded in accumulated other comprehensive income or loss and reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur. The fair value of the contracts was not significant as of July 31, 2022 and January 30, 2022.
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

The table below presents the notional value of our foreign currency forward contracts outstanding as of July 31, 2022 and January 30, 2022:

	July 31, 2022	January 30, 2022

	(In millions)
Designated as cash flow hedges	$1,090	$1,023
Not designated for hedge accounting	$378	$408
As of July 31, 2022, all designated foreign currency forward contracts mature within 18 months. The expected realized gains and losses deferred into accumulated other comprehensive income or loss related to foreign currency forward contracts within the next twelve months was not significant.
During the first half of fiscal years 2023 and 2022, the impact of derivative financial instruments designated for hedge accounting treatment on other comprehensive income or loss was not significant.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12 - Debt
Long-Term Debt
The carrying values of our outstanding notes and their associated interest rates were as follows:

			Carrying Value at
	Expected Remaining Term (years)	Effective Interest Rate	July 31, 2022	January 30, 2022

			(In millions)
0.309% Notes Due 2023	0.9	0.41%	$1,250	$1,250
0.584% Notes Due 2024	1.9	0.66%	1,250	1,250
3.20% Notes Due 2026	4.1	3.31%	1,000	1,000
1.55% Notes Due 2028	5.9	1.64%	1,250	1,250
2.85% Notes Due 2030	7.7	2.93%	1,500	1,500
2.00% Notes Due 2031	8.9	2.09%	1,250	1,250
3.50% Notes Due 2040	17.7	3.54%	1,000	1,000
3.50% Notes Due 2050	27.7	3.54%	2,000	2,000
3.70% Notes Due 2060	37.7	3.73%	500	500
Unamortized debt discount and issuance costs			(51)	(54)
Net carrying amount			$10,949	$10,946
Less short-term portion			(1,249)	—
Total long-term portion			$9,700	$10,946
All our notes are unsecured senior obligations. All existing and future liabilities of our subsidiaries will be effectively senior to the notes. Our notes pay interest semi-annually. We may redeem each of our notes prior to maturity, subject to a make-whole premium as defined in the applicable form of note.
As of July 31, 2022, we have complied with the required covenants under the notes.
Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of July 31, 2022, we had not issued any commercial paper.
Note 13 - Commitments and Contingencies
Purchase Obligations
Our purchase obligations primarily include our commitments to purchase components used to manufacture our products, including long-term supply agreements, certain software and technology licenses, other goods and services and long-lived assets.
We have entered into several long-term supply agreements, under which we have made advance payments and have $929 million remaining unpaid. As of July 31, 2022, we had outstanding inventory purchase and long-term supply obligations totaling $9.22 billion, inclusive of the $929 million. We also had other purchase obligations totaling $1.36 billion.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Total gross future unconditional purchase commitments as of July 31, 2022, are as follows:

Commitments
(In millions)
Fiscal Year:
2023 (excluding first half of fiscal year 2023)	$7,108
2024	2,730
2025	295
2026	49
2027	71
2028 and thereafter	331
Total	$10,584
Accrual for Product Warranty Liabilities
The estimated amount of product warranty liabilities was $168 million and $46 million as of July 31, 2022 and January 30, 2022, respectively. In the second quarter of fiscal year 2023, we recorded $122 million in product warranty liabilities primarily related to a defect identified in a third-party component embedded in certain Data Center products. The estimated product returns and estimated product warranty activity consisted of the following:

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2022	2021	2022	2021
	(In millions)
Balance at beginning of period	$55	$30	$46	$22
Additions	122	4	138	15
Deductions	(9)	(3)	(16)	(6)
Balance at end of period	$168	$31	$168	$31
In connection with certain agreements that we have entered in the past, we have provided indemnities for matters such as tax, product, and employee liabilities. We have included intellectual property indemnification provisions in our technology-related agreements with third parties. Maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. We have not recorded any liability in our Condensed Consolidated Financial Statements for such indemnifications.
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
Accounting for Loss Contingencies
As of July 31, 2022, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, except as specifically described above, any possible loss or range of loss in these matters cannot be reasonably estimated at this time. We are engaged in legal actions not described above arising in the ordinary course of business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.
Note 14 - Shareholders’ Equity
Capital Return Program
During the second quarter and first half of fiscal year 2023, we repurchased a total of 19 million and 28 million shares for $3.35 billion and $5.34 billion, respectively. Through July 31, 2022, we have repurchased an aggregate of 1.07 billion shares under our share repurchase program for a total cost of $12.42 billion. As of July 31, 2022, we were authorized, subject to certain specifications, to repurchase additional common stock up to a total of $11.93 billion through December 2023.
During the second quarter and first half of fiscal year 2023, we paid $100 million and $200 million in cash dividends to our shareholders, respectively. During the second quarter and first half of fiscal year 2022, we paid $100 million and $198 million in cash dividends to our shareholders, respectively.

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

	Graphics	Compute & Networking	All Other	Consolidated

	(In millions)
Three Months Ended July 31, 2022
Revenue	$2,797	$3,907	$—	$6,704
Operating income (loss)	$657	$816	$(974)	$499

Three Months Ended August 1, 2021
Revenue	$3,907	$2,600	$—	$6,507
Operating income (loss)	$2,127	$1,034	$(717)	$2,444

Six Months Ended July 31, 2022
Revenue	$7,413	$7,579	$—	$14,992
Operating income (loss)	$3,133	$2,422	$(3,188)	$2,367

Six Months Ended August 1, 2021
Revenue	$7,358	$4,810	$—	$12,168
Operating income (loss)	$3,913	$1,895	$(1,408)	$4,400

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021

	(In millions)
Reconciling items included in "All Other" category:
Stock-based compensation expense	$(649)	$(465)	$(1,227)	$(894)
Acquisition-related and other costs	(175)	(158)	(324)	(325)
Unallocated cost of revenue and operating expenses	(148)	(90)	(275)	(180)
Contributions	(2)	—	(2)	—
IP-related and legal settlement costs	—	(4)	(7)	(9)
Acquisition termination cost	—	—	(1,353)	—
Total	$(974)	$(717)	$(3,188)	$(1,408)
Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on the invoicing address by geographic regions:

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2022	2021	2022	2021

	(In millions)
Revenue:
United States	$1,988	$996	$3,921	$1,764
China (including Hong Kong)	1,602	1,720	3,683	3,111
Taiwan	1,204	1,961	3,981	3,745
Other countries	1,910	1,830	3,407	3,548
Total revenue	$6,704	$6,507	$14,992	$12,168
The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2022	2021	2022	2021

	(In millions)
Revenue:
Gaming	$2,042	$3,061	$5,662	$5,821
Data Center	3,806	2,366	7,556	4,414
Professional Visualization	496	519	1,118	891
Automotive	220	152	358	306
OEM and Other	140	409	298	736
Total revenue	$6,704	$6,507	$14,992	$12,168
No customer represented 10% or more of total revenue for the second quarter and first half of fiscal years 2023 or 2022.
Two customers each represented 10% or more of accounts receivable for a total of 21% of our accounts receivable balance as of July 31, 2022. Two customers each represented 10% or more of accounts receivable for a total of 22% as of January 30, 2022.

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
NVIDIA, the NVIDIA logo, GeForce, GeForce NOW, GeForce RTX, Mellanox, NVIDIA AI Enterprise, NVIDIA DGX, NVIDIA DRIVE, NVIDIA DRIVE Orin, NVIDIA Grace, NVIDIA HGX, NVIDIA Jetson, NVIDIA NeMO, NVIDIA Omniverse, NVIDIA QODA, NVIDIA RTX, NVIDIA Studio and Quadro, are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and/or other countries. Other company and product names may be trademarks of the respective companies with which they are associated. Features, pricing, availability, and specifications are subject to change without notice.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the risk factors set forth in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2022 and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and our Condensed Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC, before deciding to purchase or sell shares of our common stock.
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

Demand and Supply
Because we do not manufacture the semiconductors used for our products, we are dependent on third parties to manufacture and assemble our products. Our manufacturing lead times are very long, which requires us to make estimates of customers’ future demand. At the same time, we do not have a guaranteed supply of wafers, components and capacity, and our supply deliveries and production may be non-linear within a quarter or year, which has previously caused changes to expected revenue and cash flows, and which may reoccur in the future. If our estimates of customer demand are ultimately inaccurate, as we have experienced from time to time, these conditions could lead to a significant mismatch between supply and demand. This mismatch has resulted in product shortages and excess inventory, has varied across our market platforms, and significantly harmed our financial results.
We build finished products and maintain inventory in advance of anticipated demand. In periods of shortages impacting the semiconductor industry and/or limited supply or capacity in our supply chain, as we have experienced in the past, the lead time on our orders for certain supply has extended to more than twelve months, compared to a historical lead time of approximately six months. Extended lead times may continue if we experience other supply constraints caused by natural disasters or other events. As a result, we have paid premiums and provided deposits to secure future supply and capacity, which have increased our product costs, and may need to continue to do so in the future. Our supply, which includes inventory on hand, purchase obligations and prepaid supply agreements, has grown significantly due to current supply chain conditions and complexity of our products. Purchase obligations and prepaid supply agreements represent approximately three quarters of our total supply.

Demand for our products is based on many factors, including our product introductions and transitions, time to market, competitor product releases and announcements, competing technologies, and changes in macroeconomic conditions, including rising inflation. Each of these factors has previously impacted, and can in the future impact, the timing and volume of our revenue. Our demand predictions may not be correct, as we have experienced from time to time. Product transitions are complex and frequently negatively impact our revenue as we manage shipments of legacy prior architecture products and channel partners prepare and adjust to support new products. We are entering a timeframe when we will transition architectures for both our Gaming and Data Center products, which may impair our ability to predict demand and impact our supply mix. We may experience, and have in the past experienced, reduced demand for current generation architectures when customers anticipate transitions. If we are unable to execute our architectural transitions as planned for any reason, our financial results may be negatively impacted. Our ability to sell certain products has in the past been and can in the future be impeded if components from third parties that are necessary for the finished product are not available. Additionally, we sell most of our products through channel partners, who sell to retailers, distributors, and/or end customers. As a result, the decisions made by our channel partners, retailers and distributors in response to changing market conditions and changes in end user demand for our products have impacted and could in the future continue to impact our ability to properly forecast demand, particularly as they are based on estimates provided by various downstream parties.
In recent periods, COVID-19-related disruptions and lockdowns in China have created and may continue to create supply and logistics constraints. The war in Ukraine has further strained global supply chains and may in the future result in a shortage of key materials that our suppliers, including our foundry partners, require to satisfy our needs.
Our GPUs are designed for the Gaming, Data Center, Professional Visualization and Automotive markets. The use of our GPUs for use cases other than that for which they were designed and marketed, including new and unexpected use cases, has impacted and can in the future impact demand for our products, including by leading to inconsistent spikes and drops in demand. For example, many years ago, our Gaming GPUs began to be used for digital currency mining, including blockchain-based platforms such as Ethereum. It is difficult for us to estimate with any reasonable degree of precision the past or current impact of cryptocurrency mining, or forecast the future impact of cryptocurrency mining, on demand for our products. Volatility in the cryptocurrency market, including new compute technologies, price changes in cryptocurrencies, government cryptocurrency policies and regulations, new cryptocurrency standards, and changes in the method of verifying blockchain transactions, has impacted and can in the future impact cryptocurrency mining and demand for our products and can further impact our ability to estimate demand for our products. Changes to cryptocurrency standards and processes including, but not limited to, the pending Ethereum 2.0 merge may decrease the usage of GPUs for Ethereum mining as well as create increased aftermarket resales of our GPUs, which could negatively impact retail prices for our GPUs, increase returns of our products in the distribution channel, and reduce demand for our new GPUs. We have introduced Lite Hash Rate, or LHR, GeForce GPUs with limited Ethereum mining capability and provided CMP products in an effort to address demand from gamers and direct miners to CMP. Beginning in the second quarter of fiscal year 2022, most desktop NVIDIA Ampere architecture GeForce GPU shipments were LHR to help direct GeForce GPUs to gamers. Attempts in the aftermarket to improve the hash rate capabilities of our LHR cards have been successful and our gaming cards may become more attractive to miners, increasing demand for our gaming GPUs and limiting our ability to supply our gaming cards to non-mining customers. We cannot predict whether our strategy of using LHR cards and CMP will achieve our desired outcome. In addition, our new products or previously sold products may be resold online or on the unauthorized “gray market,” which also makes demand forecasting difficult. Gray market products or reseller marketplaces compete with our distribution channels.
In the second quarter of fiscal year 2023, Gaming revenue experienced lower sell-in of our Gaming GPUs, reflecting reduced channel partner sales due to macroeconomic headwinds, including the negative impact of high inflation on consumer spending and weaker consumer purchasing power in markets whose currencies weakened relative to the U.S. dollar, as our sales are in U.S. dollars. Our channel partners reduced their inventory and are transitioning to a lower value mix of inventory to better align with demand as well as an architectural transition, and we implemented pricing programs with them to address challenging market conditions that we expect to persist into the third quarter of fiscal year 2023. The sequential decline in Gaming revenue also resulted from the war in Ukraine impacting sales in Europe and lockdowns in China due to COVID-19. The extent to which reduced cryptocurrency mining contributed to the decline in Gaming demand is difficult for us to reasonably quantify. Economic conditions in China drove lower sales to China hyperscale customers, impacting our Data Center revenue, and drove lower sales of Gaming products. We and our customers are also experiencing Data Center supply chain disruptions as our customers delay purchases pending the availability of other third party components. These recent reductions in demand and our reduced expectations of future demand have required us to record charges for excess inventory on hand and on order, and cancellation and underutilization penalties. Potential future demand reductions could require additional reserves. Mismatches between our supply and demand may occur in future quarters.
On August 26, 2022, the U.S. government, or USG, informed us that it has imposed a new license requirement, effective immediately, for any future export to China (including Hong Kong) and Russia of our A100 and forthcoming H100 integrated circuits. DGX or any other systems which incorporate A100 or H100 integrated circuits and our A100X are also covered by the new license requirement. The license requirement also includes any future NVIDIA integrated circuit achieving both peak performance and chip-to-chip I/O performance equal to or greater than thresholds that are roughly equivalent to the A100, as well as any system that includes those circuits. A license is required to export technology to support or develop covered products. The USG indicated that the new license requirement will address the risk that the covered products may be used in, or diverted to, a ‘military end use’ or ‘military end user’ in China and Russia. We do not sell products to customers in Russia.
The new license requirement may impact our ability to complete our development of H100 in a timely manner or support existing customers of A100 and may require us to transition certain operations out of China, which could be costly and time consuming, and adversely affect our research and development and supply and distribution operations, as well as our revenue, during any such transition period. We are engaged with the USG and are seeking exemptions for our internal development and support activities.
We are engaging with customers in China and are seeking to satisfy their planned or future purchases of our Data Center products with products not subject to the new license requirement. To the extent that a customer requires products covered by the new license requirement, we may seek a license for the customer but have no assurance that the USG will grant any exemptions or licenses for any customer, or that the USG will act on them in a timely manner. The new requirement may have a disproportionate impact on NVIDIA and may disadvantage NVIDIA against our competitors, who are not subject to the same restrictions.
Our outlook for our third fiscal quarter provided on August 24, 2022 included approximately $400 million in potential sales to China which may be subject to the new license requirement. Our future revenue and profitability may be substantially reduced relative to this outlook, and our competitive position may be harmed, if customers do not want to purchase our alternative product offerings or if the USG does not grant licenses in a timely manner or denies licenses to significant customers. Even if the USG grants the requested licenses, the new requirement may benefit our competitors, as the licensing process will make our sales and support efforts more cumbersome, less certain, and encourage customers in China to pursue alternatives to our products, including semiconductor suppliers based in China, Europe, and Israel.
COVID-19
As the COVID-19 pandemic continues, most of our employees continue to work remotely and we have paused most business travel. When our offices begin to reopen, we expect to incur incremental expenses and related in-office costs as we resume onsite services.

Consumer and enterprise behavior during the COVID-19 pandemic, such as fluctuating demand for our Gaming, Data Center, and workstation products, has made it more difficult for us to estimate future demand and may have changed pre-pandemic behaviors. At the same time, restrictions that may be imposed or reinstated as the pandemic continues, such as recent lockdown measures due to COVID-19 containment efforts in China, have negatively impacted end customer sales for our products in China and this impact may continue if future lockdowns are imposed. These challenges in estimating demand are expected to be more pronounced or volatile in the future on both a global and regional basis and may continue in the future when the effects of the pandemic subside. Additionally, recent COVID-19-related disruptions and lockdowns in China have created and may continue to create supply chain and logistics constraints.
The timing and overall demand from customers, and the limited availability of supply chain, logistical services and component supply, as a result of COVID-19, has had and may continue to have a material net negative impact on our business and financial results.
Russia
During the first quarter of fiscal year 2023, we paused direct sales to Russia. Direct sales to Russia in fiscal year 2022 were immaterial. Our revenue to partners that sell into Russia may be negatively impacted due to the war in Ukraine and we estimate that in fiscal year 2022, Russia accounted for approximately 2% of total end customer sales and 4% of Gaming end customer sales. Long lived assets in Russia are immaterial.
Second Quarter of Fiscal Year 2023 Summary

	Three Months Ended
	July 31, 2022	May 1, 2022	August 1, 2021	Quarter-over-Quarter Change	Year-over-Year Change

	($ in millions, except per share data)
Revenue	$6,704	$8,288	$6,507	(19)%	3%
Gross margin	43.5%	65.5%	64.8%	(22.0) pts	(21.3) pts
Operating expenses	$2,416	$3,563	$1,771	(32)%	36%
Income from operations	$499	$1,868	$2,444	(73)%	(80)%
Net income	$656	$1,618	$2,374	(59)%	(72)%
Net income per diluted share	$0.26	$0.64	$0.94	(59)%	(72)%
We specialize in markets where our computing platforms can provide tremendous acceleration for applications. These platforms incorporate processors, interconnects, software, algorithms, systems, and services to deliver unique value. Our platforms address four large markets where our expertise is critical: Gaming, Data Center, Professional Visualization, and Automotive.
Revenue for the second quarter of fiscal year 2023 was $6.70 billion, up 3% from a year ago and down 19% sequentially.
Gaming revenue was down 33% from a year ago and down 44% sequentially. These decreases were primarily attributable to lower sell-in of Gaming products, reflecting reduced channel partner sales due to macroeconomic headwinds. In addition to reducing sell-in, we implemented pricing programs with channel partners to address challenging market conditions that are expected to persist into the third quarter of fiscal year 2023.
Our GPUs are capable of cryptocurrency mining, though we have limited visibility into how much this impacts our overall GPU demand. Volatility in the cryptocurrency market – such as declines in cryptocurrency prices or changes in method of verifying transactions, including proof of work or proof of stake – has in the past impacted, and can in the future impact, demand for our products and our ability to accurately estimate it. As noted last quarter, we had expected cryptocurrency mining to make a diminishing contribution to Gaming demand. We are unable to accurately quantify the extent to which reduced cryptocurrency mining contributed to the decline in Gaming demand.
Data Center revenue was up 61% from a year ago and up 1% sequentially. The year-on-year increase was primarily driven by hyperscale customer revenue, which nearly doubled. Sequentially, sales to North America hyperscale and cloud computing customers increased, but were more than offset by lower sales to China hyperscale customers affected by economic conditions in China. Vertical industries grew both sequentially and year-on-year. Key workloads driving growth included natural language processing, deep recommenders, autonomous vehicle fleet data processing and training, and cloud graphics.
Professional Visualization revenue was down 4% from a year ago and down 20% sequentially. The sequential increase in mobile revenue was more than offset by lower desktop revenue, particularly at the high end.
Automotive revenue was up 45% from a year ago and up 59% sequentially. These increases were driven by revenue from self-driving and AI cockpit solutions, partially offset by a decline of legacy cockpit revenue.
OEM and Other revenue was down 66% from a year ago and down 11% sequentially. The sequential decline was driven by lower notebook OEM sales, partially offset by higher Jetson sales. CMP revenue was nominal in the current and prior quarter, and $266 million a year ago.
Gross margin decreases were primarily due to a $1.34 billion charge, comprised of $1.22 billion for inventory and related reserves and $122 million for warranty reserves.
The $1.22 billion charge for inventory and related reserves is based on revised expectations of future demand, primarily relating to Data Center and Gaming. The charge consists of approximately $570 million for inventory on hand and approximately $650 million for inventory purchase obligations in excess of our current demand projections, and cancellation and underutilization penalties.
Operating expense includes a $1.35 billion acquisition termination charge related to the Arm transaction in the prior quarter. Operating expenses were influenced primarily by employee growth costs, as well as increases in salaries to support our employees during this high inflationary environment, and engineering development of new products coming to market.
Cash, cash equivalents and marketable securities were $17.04 billion, down from $19.65 billion a year ago and down from $20.34 billion a quarter ago. The year-on-year and sequential decreases reflect share repurchases offset by operating cash flow generation.
During the second quarter of fiscal year 2023, we returned $3.44 billion to shareholders in the form of share repurchases and cash dividends. During the first half of fiscal year 2023, we returned $5.54 billion to shareholders in the form of share repurchases and cash dividends. We have $11.93 billion remaining under our share repurchase authorization through December 2023. We plan to continue share repurchases this fiscal year.
Market Platform Highlights
In our Data Center market platform, we announced that NVIDIA Grace superchips are being used to create HGX systems by some of the world’s leading computer makers; unveiled the NVIDIA Quantum Optimized Device Architecture; and provided updates for the NeMo Megatron large language model framework.
In our Gaming market platform, we increased the number of GeForce RTX and NVIDIA Studio laptops to 180+ and expanded the GeForce NOW library with 80 additional games bringing the total to over 1,350.
In our Professional Visualization market platform, we expanded our partnership with Siemens to enable the industrial metaverse and increase use of AI-driven digital twin technology and announced Omniverse Avatar Cloud Engine.
In our Automotive market platform, we announced rollout plans of new model vehicles using the DRIVE Orin compute platform by partners NIO, Li Auto, JIDU, and Human Horizons, as well as Pony.ai’s use of DRIVE Orin across its line of self-driving trucks and robotaxis.
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

	Three Months Ended		Six Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	56.5	35.2	44.3	35.5
Gross profit	43.5	64.8	55.7	64.5
Operating expenses
Research and development	27.2	19.1	23.0	19.7
Sales, general and administrative	8.8	8.1	7.9	8.6
Acquisition termination cost	—	—	9.0	—
Total operating expenses	36.0	27.2	39.9	28.3
Income from operations	7.5	37.6	15.8	36.2
Interest income	0.7	0.1	0.4	0.1
Interest expense	(1.0)	(0.9)	(0.9)	(0.9)
Other, net	(0.1)	0.1	(0.1)	1.1
Other income (expense), net	(0.4)	(0.7)	(0.6)	0.3
Income before income tax	7.1	36.9	15.2	36.5
Income tax expense (benefit)	(2.7)	0.3	—	1.3
Net income	9.8%	36.6%	15.2%	35.2%
Revenue
Revenue by Reportable Segments

	Three Months Ended				Six Months Ended
	July 31, 2022	August 1, 2021	$ Change	% Change	July 31, 2022	August 1, 2021	$ Change	% Change

	($ in millions)
Graphics	$2,797	$3,907	$(1,110)	(28)%	$7,413	$7,358	$55	1%
Compute & Networking	3,907	2,600	1,307	50%	7,579	4,810	2,769	58%
Total	$6,704	$6,507	$197	3%	$14,992	$12,168	$2,824	23%
Graphics - The year over year decrease was primarily attributable to lower sell-in of desktop Gaming and Professional Visualization products in the second quarter of fiscal year 2023 reflecting reduced channel partner sales due to macroeconomic headwinds. In addition to reducing sell-in, we implemented pricing programs in Gaming with channel partners to address challenging market conditions that are expected to persist into the third quarter of fiscal year 2023. Revenue on a year-to-date basis was essentially flat as the declines in sales of GeForce GPUs for desktops and SOCs for game consoles were offset by increases in sales of GeForce GPUs for laptops and Professional Visualization products.

Compute & Networking - The year-on-year increases were primarily driven by hyperscale customer revenue, which nearly doubled. Vertical industries grew year-on-year. Key workloads driving growth included natural language processing, deep recommenders, autonomous vehicle fleet data processing and training, and cloud graphics. CMP contributed an insignificant amount in the second quarter and first half of fiscal year 2023 compared to $266 million in second quarter and $421 million in the first half of fiscal year 2022.

Concentration of Revenue
Revenue from sales to customers outside of the United States accounted for 70% and 74% of total revenue for the second quarter and first half of fiscal year 2023, respectively, and 85% and 86% of total revenue for the second quarter and first half of fiscal year 2022, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.
No customer represented 10% or more of total revenue for the second quarter and first half of fiscal years 2023 or 2022.
Data Center revenue included $287 million for orders originally scheduled for delivery primarily in the third quarter that were converted to second-quarter delivery with extended payment terms, while a number of second-quarter orders will be fulfilled in the third quarter given supply chain disruptions. These second quarter of fiscal year 2023 revenue transactions were recognized under our pre-established revenue recognition policy that includes extended payment terms conditions.
Gross Margin
Our overall gross margin decreased to 43.5% and 55.7% for the second quarter and first half of fiscal year 2023, respectively, from 64.8% and 64.5% for the second quarter and first half of fiscal year 2022, respectively. These decreases were primarily due to a $1.34 billion charge in the second quarter of fiscal year 2023, comprised of $1.22 billion for inventory and related reserves, primarily relating to Data Center and Gaming, and $122 million for warranty reserves. The inventory and related reserves consist of approximately $570 million for inventory on hand and approximately $650 million for inventory purchase obligations in excess of our current demand projections, and cancellation and underutilization penalties. The warranty reserve is primarily due to a defect that was identified in a third-party component embedded in certain Data Center products.
Inventory provisions totaled $1.22 billion and $73 million for the second quarter of fiscal years 2023 and 2022, respectively. Sales of inventory that was previously written-off or down totaled $23 million and $20 million for the second quarter of fiscal years 2023 and 2022, respectively. As a result, the overall net effect on our gross margin was an unfavorable impact of 17.8% and 0.8% in the second quarter of fiscal years 2023 and 2022, respectively.
Inventory provisions totaled $1.31 billion and $131 million for the first half of fiscal years 2023 and 2022, respectively. Sales of inventory that was previously written-off or down totaled $38 million and $41 million for the first half of fiscal years 2023 and 2022, respectively. As a result, the overall net effect on our gross margin was an unfavorable impact of 8.5% and 0.7% in the first half of fiscal years 2023 and 2022, respectively.
Graphics - The gross margin of our Graphics segment decreased during the second quarter and first half of fiscal year 2023 compared to the second quarter and first half of fiscal year 2022, primarily due to inventory and related reserves. In addition, we implemented pricing programs with Gaming channel partners to address challenging market conditions, which reduced gross margin.
Compute & Networking - The gross margin of our Compute & Networking segment decreased during the second quarter and first half of fiscal year 2023 compared to the second quarter and first half of fiscal year 2022, primarily due to inventory related and warranty reserves.

Operating Expenses

	Three Months Ended				Six Months Ended
	July 31, 2022	August 1, 2021	$ Change	% Change	July 31, 2022	August 1, 2021	$ Change	% Change

	($ in millions)
Research and development expenses	$1,824	$1,245	$579	47%	$3,443	$2,398	$1,045	44%
% of net revenue	27%	19%			23%	20%
Sales, general and administrative expenses	592	526	66	13%	1,183	1,046	137	13%
% of net revenue	9%	8%			8%	9%
Acquisition termination cost	—	—	—	—%	1,353	—	1,353	(100)%
% of net revenue	—%	—%			9%	—%
Total operating expenses	$2,416	$1,771	$645	36%	$5,979	$3,444	$2,535	74%
Research and development expenses increases were primarily driven by compensation-related costs, including for employee growth as well as increases in salaries to support our employees during this high inflationary environment and stock-based compensation, and engineering development costs of new products coming to market.
Sales, general and administrative expenses increases were primarily driven by compensation-related costs, including for employee growth as well as increases in salaries to support our employees during this high inflationary environment and stock-based compensation, and infrastructure costs partially offset by lower legal fees.
We recorded an acquisition termination cost related to the Arm transaction of $1.35 billion in the first quarter of fiscal year 2023 reflecting the write-off of the prepayment provided at signing in September 2020.
Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	July 31, 2022	August 1, 2021	$ Change	% Change	July 31, 2022	August 1, 2021	$ Change	% Change

	($ in millions)
Interest income	$46	$6	$40	667%	$64	$13	$51	392%
Interest expense	(65)	(60)	(5)	8%	(132)	(113)	(19)	17%
Other, net	(5)	4	(9)	(225)%	(19)	138	(157)	(114)%
Total	$(24)	$(50)	$26	(52)%	$(87)	$38	$(125)	(329)%
Interest income consists of interest earned on cash, cash equivalents and marketable securities. The increase in interest income was primarily due to higher interest rates earned on our investments.
Interest expense is primarily comprised of coupon interest and debt discount amortization related to our notes. The increase in expense reflects interest on the $5.00 billion note issued in June 2021.
Other, net, consists primarily of realized or unrealized gains and losses from investments in non-affiliated entities and the impact of changes in foreign currency rates. Changes in other, net, compared to the second quarter and first half of fiscal year 2022 were primarily driven by mark-to-market impact from publicly traded equity investments and changes in value from our non-affiliated private investments. Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our investments in non-affiliated entities.

Income Taxes
We recognized an income tax benefit of $181 million and an income tax expense of $6 million for the second quarter and first half of fiscal year 2023, respectively, and an income tax expense of $20 million and $153 million for the second quarter and first half of fiscal year 2022, respectively. Income tax as a percentage of income before income tax was a benefit of 38.0% for the second quarter of fiscal year 2023, and an expense of 0.3% for the first half of fiscal year 2023, and an expense of 0.9% and 3.4% for the second quarter and first half of fiscal year 2022, respectively.
The decrease in our effective tax rate for the second quarter and first half of fiscal year 2023 as compared to the same periods of fiscal year 2022 was primarily due to the increased tax benefit of stock-based compensation, the foreign-derived intangible income deduction, and the U.S. federal research tax credit, relative to a reduction in expected profitability. This is partially offset by the impact of an increase in the proportion of earnings subject to U.S. tax in fiscal year 2023 and the one-time discrete benefit from re-valuing certain deferred tax assets in connection with the Domestication in fiscal year 2022.
Liquidity and Capital Resources

	July 31, 2022	January 30, 2022

	(In millions)
Cash and cash equivalents	$3,013	$1,990
Marketable securities	14,024	19,218
Cash, cash equivalents and marketable securities	$17,037	$21,208

	Six Months Ended
	July 31, 2022	August 1, 2021

	(In millions)
Net cash provided by operating activities	$3,001	$4,556
Net cash provided by (used in) investing activities	$4,230	$(3,805)
Net cash provided by (used in) financing activities	$(6,208)	$4,030
As of July 31, 2022, we had $17.04 billion in cash, cash equivalents and marketable securities, a decrease of $4.17 billion from the end of fiscal year 2022. Our investment policy requires the purchase of highly rated fixed income securities, the diversification of investment types and credit exposures, and certain maturity limits on our portfolio.
Cash provided by operating activities decreased in the first half of fiscal year 2023 compared to the first half of fiscal year 2022, primarily due to advance payments on supply agreements, tax payments, and a decrease in net income adjusted for certain non-cash items, such as the Arm acquisition termination cost of $1.35 billion, partially offset by changes in working capital.
Cash provided by investing activities increased in the first half of fiscal year 2023 compared to cash used in the first half of fiscal year 2022, primarily driven by higher marketable securities sales and maturities and lower purchases of marketable securities.
Cash used in financing activities decreased in the first half of fiscal year 2023 compared to the first half of fiscal year 2022, which primarily reflects share repurchases and the absence of debt issuance in the first half of fiscal year 2023.
Liquidity
Our primary sources of liquidity are our cash and cash equivalents, our marketable securities, and the cash generated by our operations. As of July 31, 2022, we had $17.04 billion in cash, cash equivalents, and marketable securities. Our marketable securities consist of debt securities issued by the U.S. government and its agencies, highly rated corporations and financial institutions, and foreign government entities, as well as certificates of deposit issued by highly rated financial institutions. These marketable securities are primarily denominated in U.S. dollars. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information. We believe that we have sufficient liquidity to meet our operating requirements for at least the next twelve months, and for the foreseeable future, including our future supply obligations. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance our future capital requirements.

For fiscal year 2023, we expect to use our existing cash and cash equivalents, our marketable securities, and the cash generated by our operations to fund our capital investments of approximately $1.80 billion to $2.00 billion related to property and equipment.
We have approximately $1.38 billion of cash, cash equivalents, and marketable securities held outside the U.S. for which we have not accrued any related foreign or state taxes if we repatriate these amounts to the U.S. Other than that, substantially all of our cash, cash equivalents and marketable securities held outside of the U.S. as of July 31, 2022 are available for use in the U.S. without incurring additional U.S. federal income taxes. We utilized almost all of our accumulated U.S. federal research tax credits during fiscal year 2022, which has resulted in higher cash tax payments starting in fiscal year 2023. In addition, beginning in fiscal year 2023, the 2017 Tax Cuts and Jobs Act requires taxpayers to capitalize research and development expenditures and to amortize domestic expenditures over five years and foreign expenditures over fifteen years. This will impact cash flows from operations and will result in significantly higher cash tax payments starting in fiscal year 2023.
Capital Return to Shareholders
During the second quarter and first half of fiscal year 2023, we returned $3.35 billion and $5.34 billion, respectively, in share repurchases and $100 million and $200 million, respectively, in cash dividends.
Our cash dividend program and the payment of future cash dividends under that program are subject to the continuing determination by our Board of Directors that the dividend program and the declaration of dividends are in the best interests of our shareholders.
Outstanding Indebtedness and Commercial Paper
As of July 31, 2022, we had outstanding:
•$1.25 billion of Notes Due 2023;
•$1.25 billion of Notes Due 2024;
•$1.00 billion of Notes Due 2026;
•$1.25 billion of Notes Due 2028;
•$1.50 billion of Notes Due 2030;
•$1.25 billion of Notes Due 2031;
•$1.00 billion of Notes Due 2040;
•$2.00 billion of Notes Due 2050; and
•$500 million of Notes Due 2060.
We have a $575 million commercial paper program to support general corporate purposes. As of July 31, 2022, we had not issued any commercial paper.
Contractual Obligations
We have unrecognized tax benefits of $834 million, which includes related interest and penalties of $72 million recorded in non-current income tax payable as of July 31, 2022. We are unable to reasonably estimate the timing of any potential tax liability, interest payments, or penalties in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions. We are currently under examination by the Internal Revenue Service for our fiscal years 2018 and 2019. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment and Interest Rate Risk
Financial market risks related to investment and interest rate risk are described in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022. As of July 31, 2022, there have been no material changes, including the impact of the COVID-19 pandemic, to the financial market risks described as of January 30, 2022.
Foreign Exchange Rate Risk
The impact of foreign currency transactions related to foreign exchange rate risk is described in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022. As of July 31, 2022, there have been no material changes, including the impact of the COVID-19 pandemic, to the foreign exchange rate risks described as of January 30, 2022.
Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information.
ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of July 31, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance.
Changes in Internal Control Over Financial Reporting
In fiscal year 2022, we began an upgrade of our enterprise resource planning, or ERP, system, which will update much of our existing core financial systems. The ERP system is designed to accurately maintain our financial records used to report operating results. The upgrade will occur in phases. During the second quarter of fiscal year 2023, we completed the consolidated financial reporting phase of the implementation, which included updating our internal control over financial reporting. We will continue to evaluate each quarter whether there are changes that materially affect our internal control over financial reporting. There were no other changes that occurred during the second quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2022 and Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2022.
Before you buy our common stock, you should know that making such an investment involves some risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2022, in Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2022, and below. Additionally, any one of those risks could harm our business, financial condition and results of operations, which could cause our stock price to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
If we fail to estimate customer demand properly, mismatches between supply and demand can occur, harming our financial results.
Because we do not manufacture the semiconductors used for our products, we are dependent on third parties to manufacture and assemble our products. Our manufacturing lead times are very long, which requires us to make estimates of customers’ future demand. At the same time, we do not have a guaranteed supply of wafers, components and capacity, and our supply deliveries and production may be non-linear within a quarter or year, which has previously caused changes to expected revenue and cash flows, and which may reoccur in the future. If our estimates of customer demand are ultimately inaccurate, as we have experienced from time to time, these conditions could lead to a significant mismatch between supply and demand. This mismatch has resulted in product shortages and excess inventory, has varied across our market platforms, and significantly harmed our financial results.
We build finished products and maintain inventory in advance of anticipated demand. In periods of shortages impacting the semiconductor industry and/or limited supply or capacity in our supply chain, as we have experienced in the past, the lead time on our orders for certain supply has extended to more than twelve months, compared to a historical lead time of approximately six months. As a result, we have paid premiums and provided deposits to secure future supply and capacity, which have increased our product costs, and may need to continue to do so in the future. We may not have the ability to reduce our supply commitments at the same rate or at all if our revenue declines. Our supply, which includes inventory on hand, purchase obligations and prepaid supply agreements, has grown significantly due to current supply chain conditions and complexity of our products. Purchase obligations and prepaid supply agreements represent approximately three quarters of our total supply.

Demand for our products is based on many factors, including our product introductions and transitions, time to market, competitor product releases and announcements, competing technologies, and changes in macroeconomic conditions, including rising inflation. Each of these factors has previously impacted, and can in the future impact, the timing and volume of our revenue. Our demand predictions may not be correct, as we have experienced from time to time. Product transitions are complex and frequently negatively impact our revenue as we manage shipments of legacy prior architecture products and channel partners prepare and adjust to support new products. We are entering a timeframe when we will transition architectures for both our Gaming and Data Center products, which may impair our ability to predict demand and to make planned shipments. We may experience, and have in the past experienced, reduced demand for current generation architectures when customers anticipate transitions. If we are unable to execute our architectural transitions as planned for any reason, our financial results may be negatively impacted. Our ability to sell certain products has in the past been and can in the future be impeded if components from third parties that are necessary for the finished product are not available. Additionally, we sell most of our products through channel partners, who sell to retailers, distributors, and/or end customers. As a result, the decisions made by our channel partners, retailers and distributors in response to changing market conditions and changes in end user demand for our products have impacted and could in the future continue to impact our ability to properly forecast demand, particularly as they are based on estimates provided by various downstream parties.

If we underestimate our customers' future demand for our products, our foundry partners may not have adequate lead-time or capacity to increase production and we may not be able to obtain sufficient inventory to fill orders on a timely basis. Even if we are able to increase production levels to meet customer demand, we may not be able to do so in a cost-effective or timely manner, or our original equipment manufacturers may experience supply constraints. If we fail to fulfill our customers’ orders on a timely basis, or at all, our customer relationships could be damaged, we could lose revenue and market share and our reputation could be harmed.
On the other hand, if we overestimate our customers’ future demand for our products, and if customers cancel or defer orders or choose to purchase from our competitors, we may not be able to reduce our inventory purchase commitments. In the past, we have experienced a reduction in average selling prices, including as a result of channel pricing programs that we have implemented in the past and may continue to implement, as a result of our overestimation of future demand, which has reduced our revenue and gross margins, and we may need to continue these reductions. We have had to increase prices for our Data Center products as a result of our suppliers’ increase in prices, and may need to continue to do so for other products in the future, which may negatively impact demand. We have also written-down our inventory, incurred cancellation penalties, and recorded impairments, negatively impacting our gross margins and our overall financial results. These impacts were amplified by our placement of non-cancellable and non-returnable purchasing terms, well in advance of our historical lead times and could be exacerbated if we need to make changes to the design of future products. The risk of these impacts has increased recently, as our purchase obligations and prepaids have grown and become a greater portion of our total supply while our revenue has sequentially declined.

In addition to the growing lead times described above, there are many factors that have caused and/or could in the future cause us to either underestimate or overestimate our customers’ future demand for our products, or otherwise cause a mismatch between supply and demand for our products. Those factors include such things as:
•changes in business and economic conditions resulting in decreased consumer confidence, including downturns in our target markets and/or overall economy, rising inflation, and changes in the credit market;
•sudden or sustained government lockdowns or actions to control COVID-19 case spread;
•rapidly changing technology or customer requirements;
•new product introductions resulting in less demand for existing products;
•new or unexpected end use cases;
•increase in demand for competitive products, including competitive actions;
•fluctuations in demand for our products related to cryptocurrency mining; or
•changes in governmental policies, such as increased restrictions on gaming usage or cloud service providers.
In recent periods, COVID-19-related disruptions and lockdowns in China have created and may continue to create supply and logistics constraints. The war in Ukraine has further strained global supply chains and may in the future result in a shortage of key materials that our suppliers, including our foundry partners, require to satisfy our needs. Extended lead times may continue if we experience other supply constraints caused by natural disasters or other events. In addition, geopolitical tensions involving Taiwan and China, which comprise a significant portion of our revenue and where we have suppliers, contract manufacturers, and assembly partners who are critical to our supply continuity, could have a material adverse impact on us.
Our GPUs are designed for the Gaming, Data Center, Professional Visualization and Automotive markets. The use of our GPUs for use cases other than that for which they were designed and marketed, including new and unexpected use cases, has impacted and can in the future impact demand for our products, including by leading to inconsistent spikes and drops in demand. For example, many years ago, our Gaming GPUs began to be used for digital currency mining, including blockchain-based platforms such as Ethereum. It is difficult for us to estimate with any reasonable degree of precision, the past or current impact of cryptocurrency mining, or forecast the future impact of cryptocurrency mining, on demand for our products. Volatility in the cryptocurrency market, including new compute technologies, price changes in cryptocurrencies, government cryptocurrency policies and regulations, new cryptocurrency standards, and changes in the method of verifying blockchain transactions, has impacted and can in the future impact cryptocurrency mining and demand for our products and can further impact our ability to estimate demand for our products. Changes to cryptocurrency standards and processes including, but not limited to, the pending Ethereum 2.0 merge may decrease the usage of GPUs for Ethereum mining as well as create increased aftermarket resales of our GPUs, which could negatively impact retail prices for our GPUs, increase returns of our products in the distribution channel, and reduce demand for our new GPUs. We have introduced Lite Hash Rate, or LHR, GeForce GPUs with limited Ethereum mining capability and provided CMP products in an effort to address demand from gamers and direct miners to CMP. Beginning in the second quarter of fiscal year 2022, most desktop NVIDIA Ampere architecture GeForce GPU shipments were LHR to help direct GeForce GPUs to gamers. Attempts in the aftermarket to improve the hash rate capabilities of our LHR cards have been successful and our gaming cards may become more attractive to miners, increasing demand for our gaming GPUs and limiting our ability to supply our gaming cards to non-mining customers. We cannot predict whether our strategy of using LHR cards and CMP will achieve our desired outcome. In addition, our new products or previously sold products may be resold online or on the unauthorized “gray market,” which also makes demand forecasting difficult. Gray market products or reseller marketplaces compete with our distribution channels.
Consumer and enterprise behavior during the COVID-19 pandemic, such as fluctuating demand for our Gaming, Data Center, and workstation products, has made it more difficult for us to estimate future demand and may have changed pre-pandemic behaviors. At the same time, restrictions that may be imposed or reinstated as the pandemic continues, such as recent lockdown measures due to COVID-19 containment efforts in China, have negatively impacted end customer sales for our products in China and this impact may continue if future lockdowns are imposed. These challenges in estimating demand are expected to be more pronounced or volatile in the future on both a global and regional basis and may continue in the future when the effects of the pandemic subside.
In the second quarter of fiscal year 2023, Gaming revenue experienced lower sell-in of our Gaming GPUs reflecting reduced channel partner sales due to macroeconomic headwinds, including the negative impact of high inflation on consumer spending and weaker consumer purchasing power in markets whose currencies weakened relative to the U.S. dollar, as our sales are in U.S. dollars. Our channel partners reduced their inventory and are transitioning to a lower value mix of inventory to better align with demand as well as an architectural transition, and we implemented pricing programs with them to address challenging market conditions that we expect to persist into the third quarter of fiscal year 2023. The sequential decline in Gaming revenue also resulted from the war in Ukraine impacting sales in Europe and lockdowns in China due to COVID-19. The extent to which reduced cryptocurrency mining contributed to the decline in Gaming demand is difficult for us to reasonably quantify. Economic conditions in China drove lower sales to China hyperscale customers, impacting our Data Center revenue, and drove lower sales of Gaming products. We and our customers are also experiencing Data Center supply chain disruptions as our customers delay purchases pending the availability of other third party components. These recent reductions in demand and our reduced expectations of future demand have required us to record charges for excess inventory on hand and on order, and cancellation and underutilization penalties. Potential future demand reductions could require additional reserves. Mismatches between our supply and demand may occur in future quarters.
We depend on third parties and their technology to manufacture, assemble, test, package or design our products, which reduces our control over product quantity and quality, manufacturing yields, development, enhancement and product delivery schedule and could harm our business.
We do not manufacture the semiconductors used for our products and do not own or operate a wafer fabrication facility. We depend on foundries to manufacture our semiconductor wafers using their fabrication equipment and techniques. We do not assemble, test or package our products, but instead contract with independent subcontractors. We also rely on third-party software development tools to assist us in the design, simulation and verification of new products or product enhancements. The design requirements necessary to meet consumer demands for greater functionality from our products may exceed the capabilities of available software development tools. While we have entered in the past and may in the future enter into long-term supply and capacity commitments, we may not be able to secure sufficient commitments for capacity to address our business needs. We face several risks which could adversely affect our ability to meet customer demand and scale our supply chain, negatively impact longer-term demand for our products and services, and adversely affect our business operations, gross margin, revenue and/or financial results, including:
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
•suppliers or their suppliers failing to supply high quality products and/or making changes to their products without our qualification;
•delays in product shipments, shortages, a decrease in product quality and/or higher expenses in the event our subcontractors or foundries prioritize our competitors’ orders over ours;
•low manufacturing yields resulting from a failure in our product design or a foundry’s proprietary process technology; and
•disruptions in manufacturing, assembly and other processes due to heat wave closures and electricity conservation efforts.
We have incurred and could in the future incur significant expenses to remediate defects in our products, which can damage our reputation and cause us to lose market share.
Our hardware and software product offerings are complex and they have in the past and may in the future contain defects or security vulnerabilities, or experience failures or unsatisfactory performance due to any number of issues in design, fabrication, packaging, materials and/or use within a system. These risks may increase as our products are introduced into new devices, markets, technologies and applications or as new versions are released. These risks further increase when we rely on partners to supply and manufacture components that are used in our products, as these arrangements reduce our direct control over production. Although arrangements with component providers may contain provisions for product defect expense reimbursement, we generally remain responsible to the customer for warranty product defects that may occur from time to time. Some failures in our products or services have been in the past and may in the future be only discovered after a product or service has been shipped or used. Undiscovered vulnerabilities in our products or services could result in loss of data or intangible property, or expose our end customers to unscrupulous third parties who develop and deploy malicious software programs that could attack our products or services. Defects or failure of our products to perform to specifications could lead to substantial damage to the products or the product in which our device has been integrated by OEMs, ODMs, AIBs and Tier 1 automotive suppliers, and to the user of such end product. Any such defect may cause us to incur significant warranty, support and repair or replacement costs as part of a product recall or otherwise, write-off the value of related inventory, and divert the attention of our engineering personnel from our product development efforts to find and correct the issue. Our efforts to remedy these issues may not be timely or may not be satisfactory to our customers. An error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance, loss of design wins, temporary or permanent withdrawal from a product or market, and harm to our relationships with existing and prospective customers and partners and consumers’ perceptions of our brand, which would in turn negatively impact our business operations, gross margin, revenue and/or financial results. We may be required to reimburse our customers, partners or consumers, including for costs to repair or replace products in the field or in connection with indemnification obligations, or pay fines imposed by regulatory agencies.
For example, a defect was identified in a third-party component embedded in certain Data Center products. This defect has had, and other defects may in the future have, an adverse effect on our cost and supply of components and finished goods. While we have been working to fix the defect, we have needed to replace those products instead of repairing them, resulting in greater costs to us. These costs could be significant in future periods. We recorded $122 million for warranty reserves in the second quarter of fiscal year 2023 primarily in connection with this defect. While we believe we have accurately recorded for the warranty reserve, we may need to record additional amounts in the future if our estimate proves to be incorrect. If a product liability claim is brought against us, even if the alleged damage is due to the actions or inactions of a third party, such as within our supply chain, the cost of defending the claim could be significant and would divert the efforts of our technical and management personnel and harm our business. Further, our business liability insurance may be inadequate or future coverage may be unavailable on acceptable terms, which could adversely impact our financial results.

We are subject to risks and uncertainties associated with international operations, including adverse economic conditions, which may harm our business.
We conduct our business and have offices worldwide. Our semiconductor wafers are manufactured, assembled, tested and packaged by third parties located outside of the United States and we generated 70% and 74% of our revenue for the second quarter and first half of fiscal year 2023, respectively, from sales outside of the United States. The global nature of our business subjects us to a number of risks and uncertainties, which could have a material adverse effect on our business, financial condition and results of operations, including:
•domestic and international economic and political conditions between countries in which we and our suppliers and manufacturers do business;
•government lockdowns to control COVID-19 cases;
•differing legal standards with respect to protection of IP and employment practices;
•domestic and international business and cultural practices that differ;
•disruptions to capital markets, counter-inflation policies, and/or currency fluctuations; and
•natural disasters, acts of war or other military actions, terrorism, public health issues, and other catastrophic events.
Adverse changes in global, regional or local economic conditions, including recession or slowing growth, the COVID-19 pandemic or other global or local health issues, geopolitical instability, changes or uncertainty in fiscal, monetary, or trade policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses including on IT infrastructure, increases in unemployment, labor shortages and lower consumer confidence and spending, periodically occur. Increased costs for wafers, components, logistics, and other supply chain expenses, driven in part by inflation, have negatively impacted our gross margin and may continue to impact our gross margin. Inflation may also continue to cause increased supply, employee, facilities and infrastructure costs, decreased demand for our products, and volatility in the financial markets. To the extent such inflation continues, increases or both, it may reduce our margins and have a material adverse effect on our financial performance.
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
We have engineering, sales support operations and manufacturing located in Israel. The State of Israel and companies with business in Israel have been and could in future be the subject of an economic boycott. Other countries have restricted and may continue in the future to restrict business with the State of Israel and companies with Israeli operations. Such laws and policies may have an adverse effect on our business, financial condition and results of operations.

We may not be able to realize the potential benefits of business investments or acquisitions, and we may not be able to successfully integrate acquisition targets, which could hurt our ability to grow our business, develop new products or sell our products.
We have acquired and invested and may continue to do so in businesses that offer products, services and technologies that we believe will help expand or enhance our existing strategic objectives.
Acquisitions or investments involve significant challenges and risks and could impair our ability to grow our business, develop new products or sell our products and ultimately could have a negative impact on our financial results. Given that our resources are limited, if we pursue a particular transaction, we may limit our ability to enter into other transactions that could help us achieve our strategic objectives. If we are unable to timely complete acquisitions, including due to delays and challenges in obtaining regulatory approvals, we may be unable to pursue other transactions, we may not be able to retain critical talent from the target company, technology may evolve and make the acquisition less attractive, and other changes can take place which could reduce the anticipated benefits of the transaction and negatively impact our business. For example, in February 2022, NVIDIA and SoftBank announced the termination of the Share Purchase Agreement whereby NVIDIA would have acquired Arm from SoftBank. The parties agreed to terminate because of significant regulatory challenges preventing the completion of the transaction. We recorded in operating expenses a $1.35 billion charge in the first quarter of fiscal year 2023 reflecting the write-off of the prepayment provided at signing in September 2020. In addition, to the extent that our perceived ability to consummate acquisitions has been harmed, future acquisitions may be more difficult, complex or expensive. Further, if we hold investments in publicly traded companies, they could create volatility in our results and may generate losses up to the value of the investment.
Additional risks related to acquisitions or strategic investments include, but are not limited to:
•difficulty in integrating the technology, products, policies, processes, or operations and integrating and retaining the employees of the acquired business;
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

For example, when integrating acquisition target systems into our own, we have experienced and may continue to experience challenges including lengthy and costly systems integration, delays in purchasing and shipping products, difficulties with system integration via electronic data interchange and other processes with our key suppliers and customers, and training and change management needs of integration personnel. These challenges have impacted our results of operations and may continue to do so in the future.
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
•our extended payment term arrangements with certain customers, the inability of some customers to make required payments, our ability to obtain credit insurance for these customers and their extended payment terms, and customer bad debt write-offs;
•our vendors' payment requirements;
•unanticipated costs associated with environmental liabilities; and
•changes in financial accounting standards or interpretations of existing standards.
Any one or more of the factors discussed above could prevent us from achieving our anticipated future financial results. For example, we have granted and may continue to grant extended payment terms to some customers, particularly during macroeconomic downturns, which could impact our ability to collect payment. Our vendors have requested and may continue to ask for shorter payment terms, which may impact our cash flow generation. These arrangements reduce the cash we have available for general business operations. Failure to meet our expectations or the expectations of our investors or security analysts is likely to cause our stock price to decline or experience substantial price volatility.
Our operations could be affected by the complex laws, rules and regulations to which our business is subject, and political and other actions may adversely impact our business.
We are subject to laws and regulations domestically and worldwide, affecting our operations in areas including, but not limited to, IP ownership and infringement; taxes; import and export requirements and tariffs; anti-corruption; business acquisitions; foreign exchange controls and cash repatriation restrictions; data privacy requirements; competition and antitrust; advertising; employment; product regulations; cybersecurity; environmental, health, and safety requirements; the responsible use of AI; climate change; cryptocurrency; and consumer laws. Compliance with such requirements can be onerous and expensive, could impact our competitive position, and may impact our business operations negatively. For example, the Foreign Corrupt Practices Act and other anti-corruption laws and regulations prohibit us from engaging in certain business practices. There can be no assurance that our employees, contractors, suppliers, or agents will not violate policies, controls, and procedures that we have designed to help ensure compliance with applicable laws. Violations of these laws and regulations can result in fines; criminal sanctions against us, our officers, or our employees; prohibitions on the conduct of our business; and damage to our reputation. Should any of these laws, rules and regulations be amended or expanded, or new ones enacted, we could incur materially greater compliance costs and/or restrictions on our ability to manufacture our products and operate our business. For example, we may face increased compliance costs as a result of changes or increases in anti-competition legislation, regulation, administrative rule making, increased focus from regulators on cybersecurity vulnerabilities and risks, and enforcement activity resulting from growing public concern over concentration of economic power in corporations.
Government actions, including trade protection and national security policies of U.S. and foreign government bodies, such as tariffs, import or export regulations, including deemed export restrictions, trade and economic sanctions, decrees, quotas or other trade barriers and restrictions could affect our ability to ship products, provide services to our customers and employees, do business without an export license with entities on the U.S. Department of Commerce’s U.S. Entity List or other U.S. government restricted parties lists (which is expected to change from time to time), and generally fulfill our contractual obligations and have a material adverse effect on our business. For example, in response to the war in Ukraine, the United States and certain allies have imposed economic sanctions and export control measures and may impose additional sanctions or export control measures, which have resulted in and could in the future result in, among other things, severe or complete restrictions on exports to and other commerce and business dealings involving Russia, Belarus, certain regions of Ukraine, and/or particular entities and individuals. Such actions have limited or blocked, or could in the future limit or block the passage of our products, services and support into Russia, Belarus, and certain regions of Ukraine or other regions determined to be supporting Russia, which may result in claims brought against us for failure to fulfill our contractual obligations, and restrict access by our Russian or Ukrainian employees (both within and outside of Russia and Ukraine) to our systems, negatively impacting productivity. Given these recent sanctions and export restrictions imposed by the United States and foreign government bodies, during the first quarter of fiscal year 2023, we paused all direct sales and support in Russia. Concurrently, the war in Ukraine has impacted end customer sales in EMEA and may continue to do so in the future. While we have policies and procedures in place to ensure compliance with sanctions and trade restrictions, our employees, contractors, partners, and agents may take actions in violations of such policies and applicable law, for which we may be ultimately held responsible. If we were ever found to have violated export control laws or sanctions of the U.S. or similar applicable non-U.S. laws, we may be subject to various penalties available under the laws, any of which could have a material and adverse impact on our business, operating results and financial condition. Additionally, changes in the public perception of governments in the regions where we operate or plan to operate could negatively impact our business and results of operations.
Geopolitical tensions and conflicts worldwide, including but not limited to China, Hong Kong, Israel, Korea and Taiwan where the manufacture of our product components and final assembly of our products are concentrated, may result in changing regulatory requirements, trade policies, export controls, import duties and economic disruptions that could impact our operating strategies, product demand, access to global markets, hiring, and profitability. The increasing focus on the strategic importance of AI technologies may result in additional regulatory restrictions that target products and services capable of enabling or facilitating AI, including some or all of our product and service offerings. Such restrictions could include additional unilateral or multilateral export controls on certain products or technology, including but not limited to AI technologies. As geopolitical tensions have increased, semiconductors associated with AI, including GPUs and associated products, are increasingly the focus of export control restrictions proposed by stakeholders in the U.S. and its allies, and it is likely that additional unilateral or multilateral controls will be adopted. Such controls may be very broad in scope and application, prohibit us from exporting our products to any or all customers in one or more markets, including but not limited to China, and could negatively impact our manufacturing, testing, and warehousing locations and options, or could impose other conditions that limit our ability to serve demand abroad and could negatively and materially impact our business, revenue, and financial results. Export controls targeting GPUs and semiconductors associated with AI, which are increasingly likely, would restrict our ability to export our technology, products, or services even though competitors may not be subject to similar restrictions, creating a competitive disadvantage for us and negatively impacting our business and financial results. Increasing use of economic sanctions may also impact demand for our products or services, negatively impacting our business and financial results. Additional unilateral or multilateral controls are also likely to include deemed export control limitations that negatively impact the ability of our research and development teams to execute our roadmap or other objectives in a timely manner. Additional export restrictions may not only impact our ability to serve overseas markets, but also provoke responses from foreign governments, including China, that negatively impact our supply chain or our ability to provide our products and services to customers in all markets worldwide, which could also substantially reduce our revenue.
On August 26, 2022, the U.S. government, or USG, informed us that it has imposed a new license requirement, effective immediately, for any future export to China (including Hong Kong) and Russia of our A100 and forthcoming H100 integrated circuits. DGX or any other systems which incorporate A100 or H100 integrated circuits and our A100X are also covered by the new license requirement. The license requirement also includes any future NVIDIA integrated circuit achieving both peak performance and chip-to-chip I/O performance equal to or greater than thresholds that are roughly equivalent to the A100, as well as any system that includes those circuits. A license is required to export technology to support or develop covered products. The USG indicated that the new license requirement will address the risk that the covered products may be used in, or diverted to, a ‘military end use’ or ‘military end user’ in China and Russia. We do not sell products to customers in Russia.
The new license requirement may impact our ability to complete our development of H100 in a timely manner or support existing customers of A100 and may require us to transition certain operations out of China, which could be costly and time consuming, and adversely affect our research and development and supply and distribution operations, as well as our revenue, during any such transition period. We are engaged with the USG and are seeking exemptions for our internal development and support activities.
We are engaging with customers in China and are seeking to satisfy their planned or future purchases of our Data Center products with products not subject to the new license requirement. To the extent that a customer requires products covered by the new license requirement, we may seek a license for the customer but have no assurance that the USG will grant any exemptions or licenses for any customer, or that the USG will act on them in a timely manner. The new requirement may have a disproportionate impact on NVIDIA and may disadvantage NVIDIA against our competitors, who are not subject to the same restrictions.
Our outlook for our third fiscal quarter provided on August 24, 2022 included approximately $400 million in potential sales to China which may be subject to the new license requirement. Our future revenue and profitability may be substantially reduced relative to this outlook, and our competitive position may be harmed, if customers do not want to purchase our alternative product offerings or if the USG does not grant licenses in a timely manner or denies licenses to significant customers. Even if the USG grants the requested licenses, the new requirement may benefit our competitors, as the licensing process will make our sales and support efforts more cumbersome, less certain, and encourage customers in China to pursue alternatives to our products, including semiconductor suppliers based in China, Europe, and Israel.
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
Worldwide regulatory authorities are considering and have approved various legislative proposals concerning data protection. The European Union adopted the General Data Protection Regulation, or GDPR, and the United Kingdom similarly adopted the U.K. GDPR, governing the strict handling of personal data of persons within the European Economic Area, or EEA, and the United Kingdom, respectively, including its use and protection and the ability of persons whose data is stored to access, correct, and delete such data about themselves. If we are found not to comply, we could be subject to penalties of up to €20 million or 4% of worldwide revenue, whichever is greater, and individuals may initiate litigation related to our processing of their personal data. Furthermore, there exists a proposed European regulation related to AI that, if adopted, could impose onerous obligations and could require us to change our business practices.
Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, the GDPR generally restricts the transfer of personal data to countries outside of the EEA. The European Commission released a set of “Standard Contractual Clauses” designed for entities to validly transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection, including the United States. While the European Union and United States governments have recently announced an agreement in principle on a new bilateral cross-border transfer mechanism, it is uncertain whether this agreement will be overturned in court like the previous two European Union-United States bilateral cross-border transfer agreements. Other jurisdictions, such as China, have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which would increase the cost and complexity of doing business and could result in fines from regulators. The inability to import personal data to the United States could significantly and negatively impact our business operations, limit our ability to collaborate with parties that are subject to European and other data privacy and security laws, or require us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense.
The United States federal, state and local governments have enacted numerous data privacy and security laws, including for data breach notification, personal data privacy, and consumer protection. The California Consumer Privacy

Act of 2018, or CCPA, gives California residents the right to access, delete and opt-out of certain sharing of their personal information, and to receive detailed information about how it is used and shared. The CCPA allows for statutory fines of up to $7,500 per violation and the law created a private right of action for certain data breaches. California’s privacy laws will further expand in 2023 under the California Privacy Rights Act of 2020, or CPRA, which may restrict the use of certain categories of sensitive personal information; further restrict the use of cross-contextual advertising techniques; restrict the retention of personal information; expand the types of data breaches subject to the private right of action; and establish the California Privacy Protection Agency to impose administrative fines. Virginia, Colorado, Utah and Connecticut have each passed their own privacy legislation which differ from the CPRA and each become effective in 2023. If we become subject to new data privacy laws the risk of enforcement action against us could increase as we become subject to additional obligations.
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
As a multinational corporation, we are subject to income taxes as well as non-income-based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenue and expenses in different jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. We are regularly under audit by tax authorities in different jurisdictions. For example, we are currently under examination by the Internal Revenue Service for our fiscal years 2018 and 2019 and under audit in Germany, Israel and India. Although we believe our tax estimates are reasonable, tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could increase our worldwide effective tax rate, increase the amount of non-income taxes imposed on our business, and harm our financial position, results of operations, and cash flows. Further, changes in United States federal, and state or international tax laws applicable to multinational corporations or other fundamental law changes, including changes to existing tax rules and regulations under the current U.S. administration and Congress, such as resulting from the recently enacted Inflation Reduction Act, parts of which are effective for us in fiscal year 2023, and as a result of recommendations from intergovernmental economic organizations such as the Organization for Economic Cooperation and Development, may materially impact our tax expense, the amount of non-income tax imposed on our business, and cash flows.
Our future effective tax rate may also be affected by such factors as changes in our business or statutory rates, changes in jurisdictions in which our profits are determined to be earned and taxed, changes in available tax credits and deductions, the resolution of issues arising from tax audits, changes in United States generally accepted accounting principles, adjustments to income taxes upon finalization of tax returns, increases in expenses not deductible for tax purposes, changes in the valuation of our deferred tax assets and liabilities and in deferred tax valuation allowances, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation and volatility in our stock price affecting the recognition of excess tax benefits and tax deficiencies within the income tax provision in the period in which they occur, the impact of accounting for business combinations, shifts in the amount of earnings in the United States compared with other regions in the world and overall levels of income before tax, changes in the domestic or international organization of our business and structure, as well as the expiration of statute of limitations and settlements of audits. For example, a decline in our stock price may result in reduced future tax benefits or in tax deficiencies from stock-based compensation. Any changes in our effective tax rate may impact net income.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

On May 23, 2022, our Board of Directors increased and extended our share repurchase program to repurchase additional common stock up to a total of $15 billion through December 2023.
Since the inception of our share repurchase program, we have repurchased an aggregate of 1.07 billion shares for a total cost of $12.42 billion through July 31, 2022. As of July 31, 2022, we were authorized, subject to certain specifications, to repurchase additional common stock up to a total of $11.93 billion through December 2023. We plan to continue share repurchases this fiscal year.
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
During the second quarter and first half of fiscal year 2023, we paid $100 million and $200 million in cash dividends to our shareholders, respectively.

The following table presents details of our share repurchase transactions during the second quarter of fiscal year 2023:

Period	Total Number of Shares Purchased (In millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (In millions)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In billions)
May 2, 2022 - May 29, 2022	3	$176.60	3	$14.78
May 30, 2022 - June 26, 2022	16	$173.72	16	$11.93
June 27, 2022 - July 31, 2022	—	$—	—	$11.93
Total	19		19
Restricted Stock Unit Share Withholding
We also withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our employee equity incentive program. During the second quarter of fiscal year 2023, we withheld approximately 2 million shares at a total cost of $299 million through net share settlements. During the first half of fiscal year 2023, we withheld approximately 4 million shares at a total cost of $837 million through net share settlements.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
3.1	Amendment to Restated Certificate of Incorporation of NVIDIA Corporation	8-K	000-23985	3.1	6/6/2022
10.1+	Amended and Restated 2007 Equity Incentive Plan	8-K	000-23985	10.1	6/6/2022
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Copies of above exhibits not contained herein are available to any shareholder upon written request to:
Investor Relations: NVIDIA Corporation, 2788 San Tomas Expressway, Santa Clara, CA 95051.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 31, 2022

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)