Form 10-Q
period 2022-10-30
NVIDIA CORP
filed 2022-11-18
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.001 par value, outstanding as of November 11, 2022, was 2.46 billion.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED October 30, 2022
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

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2022	2021	2022	2021

Revenue	$5,931	$7,103	$20,923	$19,271
Cost of revenue	2,754	2,472	9,400	6,795
Gross profit	3,177	4,631	11,523	12,476
Operating expenses
Research and development	1,945	1,403	5,387	3,802
Sales, general and administrative	631	557	1,815	1,603
Acquisition termination cost	—	—	1,353	—
Total operating expenses	2,576	1,960	8,555	5,405
Income from operations	601	2,671	2,968	7,071
Interest income	88	7	152	20
Interest expense	(65)	(62)	(198)	(175)
Other, net	(11)	22	(29)	160
Other income (expense), net	12	(33)	(75)	5
Income before income tax	613	2,638	2,893	7,076
Income tax expense (benefit)	(67)	174	(61)	327
Net income	$680	$2,464	$2,954	$6,749

Net income per share:
Basic	$0.27	$0.99	$1.18	$2.71
Diluted	$0.27	$0.97	$1.17	$2.67

Weighted average shares used in per share computation:
Basic	2,483	2,499	2,495	2,493
Diluted	2,499	2,538	2,517	2,532
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2022	2021	2022	2021

Net income	$680	$2,464	$2,954	$6,749
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Net change in unrealized loss	(18)	(4)	(53)	(5)
Reclassification adjustments for net realized gain included in net income	—	—	1	—
Net change in unrealized loss	(18)	(4)	(52)	(5)
Cash flow hedges:
Net unrealized gain (loss)	(14)	22	(44)	(5)
Reclassification adjustments for net realized loss included in net income	(1)	(17)	(16)	—
Net change in unrealized gain (loss)	(15)	5	(60)	(5)
Other comprehensive income (loss), net of tax	(33)	1	(112)	(10)
Total comprehensive income	$647	$2,465	$2,842	$6,739
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	October 30,	January 30,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,800	$1,990
Marketable securities	10,343	19,218
Accounts receivable, net	4,908	4,650
Inventories	4,454	2,605
Prepaid expenses and other current assets	718	366
Total current assets	23,223	28,829
Property and equipment, net	3,774	2,778
Operating lease assets	927	829
Goodwill	4,372	4,349
Intangible assets, net	1,850	2,339
Deferred income tax assets	2,762	1,222
Other assets	3,580	3,841
Total assets	$40,488	$44,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,491	$1,783
Accrued and other current liabilities	4,115	2,552
Short-term debt	1,249	—
Total current liabilities	6,855	4,335
Long-term debt	9,701	10,946
Long-term operating lease liabilities	798	741
Other long-term liabilities	1,785	1,553
Total liabilities	19,139	17,575
Commitments and contingencies - see Note 13
Shareholders’ equity:
Preferred stock	—	—
Common stock	2	3
Additional paid-in capital	11,565	10,385
Accumulated other comprehensive loss	(123)	(11)
Retained earnings	9,905	16,235
Total shareholders' equity	21,349	26,612
Total liabilities and shareholders' equity	$40,488	$44,187
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED OCTOBER 30, 2022 AND OCTOBER 31, 2021
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
(In millions, except per share data)	Shares	Amount
Balances, July 31, 2022	2,489	$2	$10,968	$—	$(90)	$12,971	$23,851
Net income	—	—	—	—	—	680	680
Other comprehensive loss	—	—	—	—	(33)	—	(33)
Issuance of common stock from stock plans	9	—	143	—	—	—	143
Tax withholding related to vesting of restricted stock units	(2)	—	(294)	—	—	—	(294)
Shares repurchased	(28)	—	(1)	—	—	(3,646)	(3,647)
Cash dividends declared and paid ($0.04 per common share)	—	—	—	—	—	(100)	(100)
Stock-based compensation	—	—	749	—	—	—	749
Balances, October 30, 2022	2,468	$2	$11,565	$—	$(123)	$9,905	$21,349
Balances, August 1, 2021	2,496	$3	$9,745	$(11,604)	$8	$22,995	$21,147
Net income	—	—	—	—	—	2,464	2,464
Other comprehensive income	—	—	—	—	1	—	1
Issuance of common stock from stock plans	8	—	150	—	—	—	150
Tax withholding related to vesting of restricted stock units	(2)	—	—	(434)	—	—	(434)
Cash dividends declared and paid ($0.04 per common share)	—	—	—	—	—	(100)	(100)
Fair value of partially vested equity awards assumed in connection with acquisitions	—	—	18	—	—	—	18
Stock-based compensation	—	—	552	—	—	—	552
Balances, October 31, 2021	2,502	$3	$10,465	$(12,038)	$9	$25,359	$23,798
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED OCTOBER 30, 2022 AND OCTOBER 31, 2021
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
(In millions, except per share data)	Shares	Amount
Balances, January 30, 2022	2,506	$3	$10,385	$—	$(11)	$16,235	$26,612
Net income	—	—	—	—	—	2,954	2,954
Other comprehensive loss	—	—	—	—	(112)	—	(112)
Issuance of common stock from stock plans	24	—	349	—	—	—	349
Tax withholding related to vesting of restricted stock units	(6)	—	(1,131)	—	—	—	(1,131)
Shares repurchased	(56)	(1)	(3)	—	—	(8,984)	(8,988)
Cash dividends declared and paid ($0.12 per common share)	—	—	—	—	—	(300)	(300)
Stock-based compensation	—	—	1,965	—	—	—	1,965
Balances, October 30, 2022	2,468	$2	$11,565	$—	$(123)	$9,905	$21,349
Balances, January 31, 2021	2,479	$3	$8,719	$(10,756)	$19	$18,908	$16,893
Net income	—	—	—	—	—	6,749	6,749
Other comprehensive loss	—	—	—	—	(10)	—	(10)
Issuance of common stock from stock plans	30	—	277	—	—	—	277
Tax withholding related to vesting of restricted stock units	(7)	—	—	(1,282)	—	—	(1,282)
Cash dividends declared and paid ($0.12 per common share)	—	—	—	—	—	(298)	(298)
Fair value of partially vested equity awards assumed in connection with acquisitions	—	—	18	—	—	—	18
Stock-based compensation	—	—	1,451	—	—	—	1,451
Balances, October 31, 2021	2,502	$3	$10,465	$(12,038)	$9	$25,359	$23,798
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	October 30,	October 31,
	2022	2021
Cash flows from operating activities:
Net income	$2,954	$6,749
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,971	1,453
Acquisition termination cost	1,353	—
Depreciation and amortization	1,118	865
Losses (gains) on investments in non-affiliates, net	35	(152)
Deferred income taxes	(1,517)	(182)
Other	(27)	25
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(258)	(1,523)
Inventories	(1,848)	(400)
Prepaid expenses and other assets	(1,307)	(1,557)
Accounts payable	(358)	385
Accrued and other current liabilities	1,175	159
Other long-term liabilities	102	253
Net cash provided by operating activities	3,393	6,075
Cash flows from investing activities:
Proceeds from maturities of marketable securities	16,792	7,780
Proceeds from sales of marketable securities	1,806	916
Purchases of marketable securities	(9,764)	(16,020)
Purchases related to property and equipment and intangible assets	(1,324)	(703)
Acquisitions, net of cash acquired	(49)	(203)
Investments and other, net	(83)	(14)
Net cash provided by (used in) investing activities	7,378	(8,244)
Cash flows from financing activities:
Proceeds related to employee stock plans	349	277
Payments related to repurchases of common stock	(8,826)	—
Payments related to tax on restricted stock units	(1,131)	(1,282)
Dividends paid	(300)	(298)
Principal payments on property and equipment and intangible asset	(54)	(62)
Issuance of debt, net of issuance costs	—	4,977
Repayment of debt	—	(1,000)
Other	1	(2)
Net cash provided by (used in) financing activities	(9,961)	2,610
Change in cash and cash equivalents	810	441
Cash and cash equivalents at beginning of period	1,990	847
Cash and cash equivalents at end of period	$2,800	$1,288

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$1,372	$313
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
Fiscal Year
We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2023 and 2022 are both 52-week years. The third quarters of fiscal years 2023 and 2022 were both 13-week quarters.
Reclassifications
Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.
Prior period intangible asset gross carrying amount and accumulated amortization in Note 9 have been adjusted to write off immaterial fully amortized intangible assets as of January 30, 2022.
Principles of Consolidation
Our condensed consolidated financial statements include the accounts of NVIDIA Corporation and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Note 2 - Business Combination
Termination of the Arm Share Purchase Agreement
In February 2022, NVIDIA and SoftBank Group Corp, or SoftBank, announced the termination of the Share Purchase Agreement whereby NVIDIA would have acquired Arm Limited from SoftBank. The parties agreed to terminate because of significant regulatory challenges preventing the completion of the transaction. We recorded an acquisition termination cost of $1.35 billion in the first quarter of fiscal year 2023 reflecting the write-off of the prepayment provided at signing.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3 - Leases
Our lease obligations primarily consist of operating leases for our headquarters complex, domestic and international office facilities, and data center space, with lease periods expiring between fiscal years 2023 and 2035.
Future minimum lease payments under our non-cancelable operating leases as of October 30, 2022 are as follows:

Operating Lease Obligations
(In millions)
Fiscal Year:
2023 (excluding first nine months of fiscal year 2023)	$50
2024	188
2025	167
2026	149
2027	137
2028 and thereafter	393
Total	1,084
Less imputed interest	130
Present value of net future minimum lease payments	954
Less short-term operating lease liabilities	156
Long-term operating lease liabilities	$798
In addition to our existing operating lease obligations, we have operating leases, primarily for our data centers, that are expected to commence between the fourth quarter of fiscal year 2023 and fiscal year 2025 with lease terms of 2 to 8 years for $647 million.
Operating lease expenses were $49 million and $44 million for the third quarter of fiscal years 2023 and 2022, respectively, and $139 million and $125 million for the first nine months of fiscal years 2023 and 2022, respectively. Short-term and variable lease expenses for the third quarter and first nine months of fiscal years 2023 and 2022 were not significant.
Other information related to leases was as follows:

	Nine Months Ended
	October 30, 2022	October 31, 2021

	(In millions)
Supplemental cash flows information
Operating cash flows used for operating leases	$134	$114
Operating lease assets obtained in exchange for lease obligations	$213	$230
As of October 30, 2022, our operating leases had a weighted average remaining lease term of 6.9 years and a weighted average discount rate of 2.82%. As of January 30, 2022, our operating leases had a weighted average remaining lease term of 7.1 years and a weighted average discount rate of 2.51%.

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
Our Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts allocated to inventory, as follows:

	Three Months Ended		Nine Months Ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021

	(In millions)
Cost of revenue	$32	$44	$108	$102
Research and development	530	363	1,365	935
Sales, general and administrative	183	152	498	416
Total	$745	$559	$1,971	$1,453
Equity Award Activity
The following is a summary of our equity award transactions under our equity incentive plans:

	RSUs, PSUs, and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

	(In millions, except per share data)
Balances, January 30, 2022	46	$114.19
Granted	23	$185.07
Vested restricted stock	(18)	$94.82
Canceled and forfeited	(1)	$137.27
Balances, October 30, 2022	50	$153.73
As of October 30, 2022, there was $7.19 billion of aggregate unearned stock-based compensation expense. This amount is expected to be recognized over a weighted average period of 2.7 years for RSUs, PSUs, and market-based PSUs, and 1.1 years for ESPP.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 – Net Income Per Share
The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2022	2021	2022	2021

	(In millions, except per share data)
Numerator:
Net income	$680	$2,464	$2,954	$6,749
Denominator:
Basic weighted average shares	2,483	2,499	2,495	2,493
Dilutive impact of outstanding equity awards	16	39	22	39
Diluted weighted average shares	2,499	2,538	2,517	2,532
Net income per share:
Basic (1)	$0.27	$0.99	$1.18	$2.71
Diluted (2)	$0.27	$0.97	$1.17	$2.67
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	36	2	29	21
(1)    Calculated as net income divided by basic weighted average shares.
(2)    Calculated as net income divided by diluted weighted average shares.
Note 6 – Income Taxes
We recognized an income tax benefit of $67 million and $61 million for the third quarter and first nine months of fiscal year 2023, respectively, and an income tax expense of $174 million and $327 million for the third quarter and first nine months of fiscal year 2022, respectively. Income tax as a percentage of income before income tax was a benefit of 10.9% and 2.1% for the third quarter and first nine months of fiscal year 2023, respectively, and an expense of 6.6% and 4.6% for the third quarter and first nine months of fiscal year 2022, respectively.
The decrease in our effective tax rate for the third quarter and first nine months of fiscal year 2023 as compared to the same periods of fiscal year 2022 was primarily due to the increased tax benefit of the foreign-derived intangible income deduction, stock-based compensation, and the U.S. federal research tax credit, relative to a lower expected profitability. This is partially offset by the impact of an increase in the proportion of earnings subject to U.S. tax in fiscal year 2023 and the one-time discrete benefit from re-valuing certain deferred tax assets in connection with the domestication of one of our foreign subsidiaries, or the Domestication, in fiscal year 2022.
Our effective tax rate for the first nine months of fiscal year 2023 was lower than the U.S. federal statutory rate of 21% due to tax benefits from the foreign-derived intangible income deduction, stock-based compensation and the U.S. federal research tax credit.
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
For the first nine months of fiscal year 2023, there were no material changes to our tax years that remain subject to examination by major tax jurisdictions. We are currently under examination by the Internal Revenue Service for our fiscal years 2018 and 2019. Additionally, there have been no material changes to our unrecognized tax benefits and any related interest or penalties since the fiscal year ended January 30, 2022.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon review, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of October 30, 2022, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next 12 months.
Note 7 - Cash Equivalents and Marketable Securities
Our cash equivalents and marketable securities related to debt securities are classified as “available-for-sale” debt securities.
The following is a summary of cash equivalents and marketable securities as of October 30, 2022 and January 30, 2022:

	October 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	$4,221	$—	$(19)	$4,202	$239	$3,963
Debt securities issued by the U.S. Treasury	4,176	1	(60)	4,117	1	4,116
Debt securities issued by U.S. government agencies	2,259	—	(4)	2,255	344	1,911
Certificates of deposit	316	—	—	316	58	258
Money market funds	1,843	—	—	1,843	1,843	—
Foreign government bonds	99	—	—	99	4	95
Total	$12,914	$1	$(83)	$12,832	$2,489	$10,343

	January 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	$9,977	$—	$(3)	$9,974	$1,102	$8,872
Debt securities issued by the U.S. Treasury	7,314	—	(14)	7,300	—	7,300
Debt securities issued by U.S. government agencies	1,612	—	—	1,612	256	1,356
Certificates of deposit	1,561	—	—	1,561	21	1,540
Money market funds	316	—	—	316	316	—
Foreign government bonds	150	—	—	150	—	150
Total	$20,930	$—	$(17)	$20,913	$1,695	$19,218
The following tables provide the breakdown of unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	October 30, 2022
	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(In millions)
Debt securities issued by the U.S. Treasury	$1,928	$(35)	$1,051	$(24)	$2,979	$(59)
Debt securities issued by U.S. government agencies	1,888	(4)	—	—	1,888	(4)
Corporate debt securities	1,786	(18)	208	(2)	1,994	(20)
Total	$5,602	$(57)	$1,259	$(26)	$6,861	$(83)

	January 30, 2022
	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(In millions)
Debt securities issued by the U.S. Treasury	$5,292	$(14)	$—	$—	$5,292	$(14)
Corporate debt securities	2,445	(3)	19	—	2,464	(3)
Total	$7,737	$(17)	$19	$—	$7,756	$(17)
The gross unrealized losses are related to fixed income securities, driven primarily by changes in interest rates. Net realized gains and losses were not significant for all periods presented.
The amortized cost and estimated fair value of cash equivalents and marketable securities as of October 30, 2022 and January 30, 2022 are shown below by contractual maturity.

	October 30, 2022		January 30, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(In millions)
Less than one year	$8,985	$8,952	$16,346	$16,343
Due in 1 - 5 years	3,929	3,880	4,584	4,570
Total	$12,914	$12,832	$20,930	$20,913

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

		Fair Value at
	Pricing Category	October 30, 2022	January 30, 2022

		(In millions)
Assets
Cash equivalents and marketable securities:
Money market funds	Level 1	$1,843	$316
Corporate debt securities	Level 2	$4,202	$9,974
Debt securities issued by the U.S. Treasury	Level 2	$4,117	$7,300
Debt securities issued by U.S. government agencies	Level 2	$2,255	$1,612
Certificates of deposit	Level 2	$316	$1,561
Foreign government bonds	Level 2	$99	$150
Other assets (Investment in non-affiliated entities):
Publicly-held equity securities (1)	Level 1	$27	$58
Privately-held equity securities	Level 3	$287	$208

Liabilities (2)
0.309% Notes Due 2023	Level 2	$1,217	$1,236
0.584% Notes Due 2024	Level 2	$1,168	$1,224
3.20% Notes Due 2026	Level 2	$945	$1,055
1.55% Notes Due 2028	Level 2	$1,036	$1,200
2.85% Notes Due 2030	Level 2	$1,281	$1,542
2.00% Notes Due 2031	Level 2	$979	$1,200
3.50% Notes Due 2040	Level 2	$764	$1,066
3.50% Notes Due 2050	Level 2	$1,427	$2,147
3.70% Notes Due 2060	Level 2	$344	$551
(1)    Unrealized losses of $11 million and $35 million from investments in publicly-traded equity securities were recorded in other income (expense), net, in the third quarter and first nine months of fiscal year 2023, respectively. Unrealized gains of $8 million and $126 million from an investment in a publicly-traded equity security were recorded in other income (expense), net, in the third quarter and first nine months of fiscal year 2022, respectively.
(2)    These liabilities are carried on our Condensed Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount and issuance costs.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - Amortizable Intangible Assets and Goodwill
The components of our amortizable intangible assets are as follows:

	October 30, 2022			January 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In millions)
Acquisition-related intangible assets (1)	$3,093	$(1,441)	$1,652	$3,061	$(947)	$2,114
Patents and licensed technology	442	(244)	198	446	(221)	225
Total intangible assets	$3,535	$(1,685)	$1,850	$3,507	$(1,168)	$2,339
(1)    During the first quarter of fiscal year 2023, we commenced amortization of a $630 million in-process research and development intangible asset related to our acquisition of Mellanox.
Amortization expense associated with intangible assets was $181 million and $518 million for the third quarter and first nine months of fiscal year 2023, respectively, and $143 million and $418 million for the third quarter and first nine months of fiscal year 2022, respectively. Future amortization expense related to the net carrying amount of intangible assets as of October 30, 2022 is estimated to be $181 million for the remainder of fiscal year 2023, $600 million in fiscal year 2024, $538 million in fiscal year 2025, $244 million in fiscal year 2026, $141 million in fiscal year 2027, and $146 million in fiscal year 2028 and thereafter.
In the first nine months of fiscal year 2023, goodwill increased by $23 million and intangible assets increased by $33 million from acquisitions. We assigned $14 million of the increase in goodwill to our Compute & Networking segment and $9 million of the increase to our Graphics segment.
Note 10 - Balance Sheet Components
Certain balance sheet components are as follows:

	October 30,	January 30,
	2022	2022

Inventories:	(In millions)
Raw materials	$1,936	$791
Work in-process	788	692
Finished goods	1,730	1,122
Total inventories	$4,454	$2,605

	October 30,	January 30,
	2022	2022

Other assets:	(In millions)
Prepaid supply agreements	$2,771	$1,747
Prepaid royalties	393	409
Investment in non-affiliated entities	314	266
Advanced consideration for acquisition (1)	—	1,353
Other	102	66
Total other assets	$3,580	$3,841
(1)    Refer to Note 2 - Business Combination for further details on the Arm acquisition.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	October 30,	January 30,
	2022	2022

Accrued and Other Current Liabilities:	(In millions)
Customer program accruals	$1,394	$1,000
Excess inventory purchase obligations	1,181	196
Deferred revenue (1)	338	300
Accrued payroll and related expenses	307	409
Unsettled share repurchases	162	—
Product warranty	104	46
Taxes payable	108	132
Other	521	469
Total accrued and other current liabilities	$4,115	$2,552
(1)    Deferred revenue primarily includes customer advances and deferrals related to license and development arrangements, support for hardware and software, and cloud services.

	October 30,	January 30,
	2022	2022

Other Long-Term Liabilities:	(In millions)
Income tax payable (1)	$1,057	$980
Deferred income tax	246	245
Deferred revenue (2)	213	202
Other	269	126
Total other long-term liabilities	$1,785	$1,553
(1)    As of October 30, 2022, income tax payable represents the long-term portion of the one-time transition tax payable of $188 million, unrecognized tax benefits of $789 million, and related interest and penalties of $80 million. As of January 30, 2022, income tax payable represents the long-term portion of the one-time transition tax payable of $251 million, unrecognized tax benefits of $670 million, and related interest and penalties of $59 million.
(2)    Deferred revenue primarily includes deferrals related to support for hardware and software.
Deferred Revenue
The following table shows the changes in deferred revenue during the first nine months of fiscal years 2023 and 2022:

	October 30,	October 31,
	2022	2021

	(In millions)
Balance at beginning of period	$502	$451
Deferred revenue additions during the period	577	621
Revenue recognized during the period	(528)	(583)
Balance at end of period	$551	$489
Revenue related to remaining performance obligations represents the contracted license and development arrangements and support for hardware and software. This includes deferred revenue currently recorded and amounts that will be invoiced in future periods. As of October 30, 2022, $681 million of revenue related to performance obligations had not been recognized, of which we expect to recognize approximately 47% over the next twelve months and the remainder thereafter. This excludes revenue related to performance obligations for contracts with a length of one year or less.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11 - Derivative Financial Instruments
We enter into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. These contracts are designated as cash flow hedges for hedge accounting treatment. Gains or losses on the contracts are recorded in accumulated other comprehensive income or loss and reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur. The fair value of the contracts was not significant as of October 30, 2022 and January 30, 2022.
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

The table below presents the notional value of our foreign currency forward contracts outstanding as of October 30, 2022 and January 30, 2022:

	October 30, 2022	January 30, 2022

	(In millions)
Designated as cash flow hedges	$1,139	$1,023
Not designated for hedge accounting	$330	$408
As of October 30, 2022, all designated foreign currency forward contracts mature within 18 months. The expected realized gains and losses deferred into accumulated other comprehensive income or loss related to foreign currency forward contracts within the next twelve months was not significant.
During the first nine months of fiscal years 2023 and 2022, the impact of derivative financial instruments designated for hedge accounting treatment on other comprehensive income or loss was not significant.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12 - Debt
Long-Term Debt
The carrying values of our outstanding notes and their associated interest rates were as follows:

			Carrying Value at
	Expected Remaining Term (years)	Effective Interest Rate	October 30, 2022	January 30, 2022

			(In millions)
0.309% Notes Due 2023	0.6	0.41%	$1,250	$1,250
0.584% Notes Due 2024	1.6	0.66%	1,250	1,250
3.20% Notes Due 2026	3.9	3.31%	1,000	1,000
1.55% Notes Due 2028	5.6	1.64%	1,250	1,250
2.85% Notes Due 2030	7.4	2.93%	1,500	1,500
2.00% Notes Due 2031	8.6	2.09%	1,250	1,250
3.50% Notes Due 2040	17.4	3.54%	1,000	1,000
3.50% Notes Due 2050	27.4	3.54%	2,000	2,000
3.70% Notes Due 2060	37.4	3.73%	500	500
Unamortized debt discount and issuance costs			(50)	(54)
Net carrying amount			10,950	10,946
Less short-term portion			(1,249)	—
Total long-term portion			$9,701	$10,946
All our notes are unsecured senior obligations. All existing and future liabilities of our subsidiaries will be effectively senior to the notes. Our notes pay interest semi-annually. We may redeem each of our notes prior to maturity, subject to a make-whole premium as defined in the applicable form of note.
As of October 30, 2022, we have complied with the required covenants under the notes.
Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of October 30, 2022, we had not issued any commercial paper.
Note 13 - Commitments and Contingencies
Purchase Obligations
Our purchase obligations primarily include our commitments to purchase components used to manufacture our products, including long-term supply agreements, certain software and technology licenses, other goods and services and long-lived assets.
We have entered into several long-term supply agreements, under which we have made advance payments and have $917 million remaining unpaid. As of October 30, 2022, we had outstanding inventory purchase and long-term supply obligations totaling $7.02 billion, inclusive of the $917 million. Other non-inventory purchase obligations of $2.75 billion include $1.59 billion of multi-year cloud service agreements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Total gross future unconditional purchase commitments as of October 30, 2022 are as follows:

Commitments
(In millions)
Fiscal Year:
2023 (excluding first nine months of fiscal year 2023)	$4,234
2024	3,362
2025	798
2026	504
2027	464
2028 and thereafter	410
Total	$9,772
Accrual for Product Warranty Liabilities
The estimated amount of product warranty liabilities was $104 million and $46 million as of October 30, 2022 and January 30, 2022, respectively. The estimated product returns and estimated product warranty activity consisted of the following:

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2022	2021	2022	2021
	(In millions)
Balance at beginning of period	$168	$31	$46	$22
Additions	3	5	141	20
Utilization	(67)	(4)	(83)	(10)
Balance at end of period	$104	$32	$104	$32
In the third quarter of fiscal year 2023, we recognized a warranty-related benefit of approximately $70 million in cost of revenue due to favorable product recovery.
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
Accounting for Loss Contingencies
As of October 30, 2022, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, except as specifically described above, any possible loss or range of loss in these matters cannot be reasonably estimated at this time. We are engaged in legal actions not described above arising in the ordinary course of business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.
Note 14 - Shareholders’ Equity
Capital Return Program
During the third quarter and first nine months of fiscal year 2023, we repurchased 28 million shares for $3.65 billion and 56 million shares for $8.99 billion, respectively. Since the inception of our share repurchase program through October 30, 2022, we have repurchased an aggregate of 1.10 billion shares for $16.07 billion. As of October 30, 2022, we were authorized, subject to certain specifications, to repurchase an additional $8.28 billion of shares through December 2023. From October 31, 2022 through November 17, 2022, we repurchased 7 million shares for $1.05 billion pursuant to a Rule 10b5-1 trading plan.
During the third quarter and first nine months of fiscal year 2023, we paid $100 million and $300 million in cash dividends to our shareholders, respectively. During the third quarter and first nine months of fiscal year 2022, we paid $100 million and $298 million in cash dividends to our shareholders, respectively.
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
The “All Other” category includes the expenses that our CODM does not assign to either Compute & Networking or Graphics for purposes of making operating decisions or assessing financial performance. The expenses include stock-based compensation expense, acquisition-related and other costs, corporate infrastructure and support costs, restructuring costs, acquisition termination cost, IP-related and legal settlement costs, contributions, and other non-recurring charges and benefits that our CODM deems to be enterprise in nature.
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

	Compute & Networking	Graphics	All Other	Consolidated

	(In millions)
Three Months Ended October 30, 2022
Revenue	$3,816	$2,115	$—	$5,931
Operating income (loss)	$1,086	$606	$(1,091)	$601

Three Months Ended October 31, 2021
Revenue	$3,011	$4,092	$—	$7,103
Operating income (loss)	$1,332	$2,160	$(821)	$2,671

Nine Months Ended October 30, 2022
Revenue	$11,395	$9,528	$—	$20,923
Operating income (loss)	$3,509	$3,739	$(4,280)	$2,968

Nine Months Ended October 31, 2021
Revenue	$7,821	$11,450	$—	$19,271
Operating income (loss)	$3,227	$6,073	$(2,229)	$7,071

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021

	(In millions)
Reconciling items included in "All Other" category:
Stock-based compensation expense	$(745)	$(559)	$(1,971)	$(1,453)
Acquisition-related and other costs	(174)	(156)	(499)	(482)
Unallocated cost of revenue and operating expenses	(156)	(106)	(432)	(286)
Restructuring costs	(16)	—	(16)	—
Acquisition termination cost	—	—	(1,353)	—
IP-related and legal settlement costs	—	—	(7)	(8)
Contributions	—	—	(2)	—
Total	$(1,091)	$(821)	$(4,280)	$(2,229)
Revenue by geographic region is allocated to individual countries based on the billing location of the customer. End customer location may be different than our customer’s billing location. The following table summarizes information pertaining to our revenue from customers based on the invoicing address by geographic regions:

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2022	2021	2022	2021

	(In millions)
Revenue:
United States	$2,148	$1,126	$6,069	$2,890
Taiwan	1,153	2,187	5,134	5,932
China (including Hong Kong)	1,148	2,017	4,831	5,128
Other countries	1,482	1,773	4,889	5,321
Total revenue	$5,931	$7,103	$20,923	$19,271
The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2022	2021	2022	2021

	(In millions)
Revenue:
Data Center	$3,833	$2,936	$11,389	$7,350
Gaming	1,574	3,221	7,236	9,042
Professional Visualization	200	577	1,318	1,468
Automotive	251	135	609	441
OEM and Other	73	234	371	970
Total revenue	$5,931	$7,103	$20,923	$19,271
One customer represented 10% of our total revenue for the third quarter of fiscal year 2023 and was attributable primarily to the Compute & Networking segment. No customer represented 10% or more of total revenue for the first nine months of fiscal year 2023 and for the third quarter and first nine months of fiscal year 2022.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

One customer represented 10% or more of accounts receivable for a total of 12% of our accounts receivable balance as of October 30, 2022. Two customers each represented 10% or more of accounts receivable for a total of 22% as of January 30, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements which are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022 and in our Quarterly Reports on Form 10-Q for the fiscal quarters ended May 1, 2022 and July 31, 2022 in greater detail under the heading “Risk Factors” of such reports. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

All references to “NVIDIA,” “we,” “us,” “our” or the “Company” mean NVIDIA Corporation and its subsidiaries.
NVIDIA, the NVIDIA logo, GeForce, GeForce NOW, GeForce RTX, Mellanox, NVIDIA AI Enterprise, NVIDIA BioNeMo, NVIDIA DGX, NVIDIA DRIVE, NVIDIA DRIVE Orin, NVIDIA DRIVE Thor, NVIDIA Hopper, NVIDIA Jetson, NVIDIA NeMo, NVIDIA Omniverse, NVIDIA RTX and Quadro are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and/or other countries. Other company and product names may be trademarks of the respective companies with which they are associated. Features, pricing, availability, and specifications are subject to change without notice.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the risk factors set forth in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2022 and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, of our Quarterly Reports on Form 10-Q for the fiscal quarters ended May 1, 2022 and July 31, 2022 and our Condensed Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC, before deciding to purchase or sell shares of our common stock.
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
Our two operating segments are "Compute & Networking" and "Graphics," as described in Note 15 of the Notes to Condensed Consolidated Financial Statements.
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Recent Developments, Future Objectives and Challenges
Demand and Supply
Because we do not manufacture the semiconductors used for our products, we are dependent on third parties to manufacture and assemble our products. Our manufacturing lead times are very long, which requires us to make estimates of customers’ future demand. At the same time, we do not have a guaranteed supply of wafers, components and capacity, and our supply deliveries and production may be non-linear within a quarter or year, which has previously caused changes to expected revenue and cash flows, and which may reoccur in the future. If our estimates of customer demand are ultimately inaccurate, as we have experienced from time to time, these conditions could lead to a significant mismatch between supply and demand. This mismatch has resulted in both product shortages and excess inventory, has varied across our market platforms, and significantly harmed our financial results.
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
Demand for our products is based on many factors, including our product introductions and transitions, time to market, competitor product releases and announcements, competing technologies, and changes in macroeconomic conditions, including rising inflation and fluctuating interest rates. Each of these factors has previously impacted, and can in the future impact, the timing and volume of our revenue. Our demand predictions may not be correct, as we have experienced from time to time. Product transitions are complex and frequently negatively impact our revenue as we manage shipments of legacy prior architecture products and channel partners prepare and adjust to support new products. We have recently begun transitioning architectures for both our Gaming and Data Center products, which may impair our ability to predict demand and impact our supply mix. We may experience, and have in the past experienced, reduced demand for current generation architectures when customers anticipate transitions. Although we have previously sold multiple product architectures at the same time, this trend may not continue for current and future architecture transitions. If we are unable to execute our architectural transitions as planned for any reason, our financial results may be negatively impacted. Our ability to sell certain products has in the past been and can in the future be impeded if components from third parties that are necessary for the finished product are not available. Additionally, we sell most of our products through channel partners, who sell to retailers, distributors, and/or end customers. As a result, the decisions made by our channel partners, retailers and distributors in response to changing market conditions and changes in end user demand for our products have impacted and could in the future continue to impact our ability to properly forecast demand, particularly as they are based on estimates provided by various downstream parties.
COVID-19-related disruptions and lockdowns in China have created and may continue to create supply and logistics constraints. The war in Ukraine has further strained global supply chains and may in the future result in a shortage of key materials that our suppliers, including our foundry partners, require to satisfy our needs.
Our products are designed for the Data Center, Gaming, Professional Visualization and Automotive markets. The use of our GPUs for use cases other than that for which they were designed and marketed, including new and unexpected use cases, has impacted and can in the future impact demand for our products, including by leading to inconsistent spikes and drops in demand. For example, many years ago, our Gaming GPUs began to be used for digital currency mining, including blockchain-based platforms such as Ethereum. It is difficult for us to estimate with any reasonable degree of precision the past or current impact of cryptocurrency mining, or forecast the future impact of cryptocurrency mining, on demand for our products. Volatility in the cryptocurrency market, including new compute technologies, price changes in cryptocurrencies, government cryptocurrency policies and regulations, new cryptocurrency standards, and changes in the method of verifying blockchain transactions, has impacted and can in the future impact cryptocurrency mining and demand for our products and can further impact our ability to estimate demand for our products. Changes to cryptocurrency standards and processes including, but not limited to, the recently implemented Ethereum 2.0 merge may decrease the usage of GPUs for Ethereum mining as well as create increased aftermarket sales of our GPUs, which could negatively impact retail prices for our GPUs and reduce demand for our new GPUs. We previously introduced Lite Hash Rate, or LHR, GeForce GPUs with limited Ethereum mining capability and provided CMP products in an effort to address demand from gamers and direct miners to CMP. With the Ethereum 2.0 merge, NVIDIA Ampere and Ada Lovelace architectures no longer include LHR. In addition, our new products or previously sold products may be resold online or on the unauthorized “gray market,” which also makes demand forecasting difficult. Gray market products or reseller marketplaces compete with our distribution channels.
During the third quarter of fiscal year 2023, the U.S. government, or USG, announced new license requirements that, with certain exceptions, impact exports to China (including Hong Kong) and Russia of our A100 and H100 integrated circuits, DGX or any other systems or boards which incorporate A100 or H100 integrated circuits and our A100X. The new license requirements also apply to any future NVIDIA integrated circuit achieving both peak performance and chip-to-chip I/O performance equal to or greater than thresholds that are roughly equivalent to the A100, as well as any system or board that includes those circuits. We are also required to obtain a license to export a wide array of products, including networking products destined for certain end users and any system in China that can achieve single precision performance of 200 Petaops, or double precision performance of 100 Petaops, within a 41,600 cubic feet envelope.
We will be required to transition certain operations out of China, which could be costly and time consuming, and adversely affect our research and development and supply and distribution operations, as well as our revenue, during any such transition period.
We have engaged with customers in China to satisfy their demand with products not subject to the new license requirements, such as our new A800 offering. To the extent that a customer requires products covered by the new license requirements, we may seek a license for the customer but have no assurance that the USG will grant any exemptions or licenses for any customer, or that the USG will act on them in a timely manner. The new requirements may have a disproportionate impact on NVIDIA and may disadvantage NVIDIA against certain of our competitors who sell products that are not subject to the new restrictions or may be able to acquire licenses for their products.
Our revenue, profitability, cash flows, and competitive position may be harmed if customers in China do not want to purchase our alternative product offerings, if we are unable to provide contractual warranty or other extended service obligations, or if the USG does not grant licenses in a timely manner or denies licenses to significant customers. Even if the USG grants any requested licenses, the licenses may be temporary or impose burdensome conditions that we cannot or choose not to fulfill. The new requirements may benefit certain of our competitors, as the licensing process will make our sales and support efforts more cumbersome and less certain, and encourage customers in China to pursue alternatives to our products, including semiconductor suppliers based in China, Europe, and Israel.
COVID-19
During the third quarter of fiscal year 2023, we reopened our offices worldwide. We have and expect to incur incremental expenses and related in-office costs as we resume onsite services.
Restrictions may be imposed or reinstated as the pandemic resurfaces, such as ongoing lockdown measures due to COVID-19 containment efforts in China. End customer sales for our products in China have been negatively impacted and this impact may continue if future and continued lockdowns occur. These ongoing COVID-19-related disruptions and lockdowns in China have created and may continue to create supply chain and logistics constraints. Challenges in estimating demand could become more pronounced or volatile in the future on both a global and regional basis.
Russia
During the first quarter of fiscal year 2023, we paused direct sales to Russia. Direct sales to Russia in fiscal year 2022 were immaterial. Our revenue to partners that sell into Russia may be negatively impacted due to the war in Ukraine and we estimate that in fiscal year 2022, Russia accounted for approximately 2% of total end customer sales and 4% of Gaming end customer sales. During the third quarter of fiscal year 2023, we closed business operations in Russia.
Termination of the Arm Share Purchase Agreement
In February 2022, NVIDIA and SoftBank announced the termination of the Share Purchase Agreement whereby NVIDIA would have acquired Arm from SoftBank. The parties agreed to terminate because of significant regulatory challenges preventing the completion of the transaction. We recorded an acquisition termination cost of $1.35 billion in the first quarter of fiscal year 2023 reflecting the write-off of the prepayment provided at signing.

Third Quarter of Fiscal Year 2023 Summary

	Three Months Ended
	October 30, 2022	July 31, 2022	October 31, 2021	Quarter-over-Quarter Change	Year-over-Year Change

	($ in millions, except per share data)
Revenue	$5,931	$6,704	$7,103	(12)%	(17)%
Gross margin	53.6%	43.5%	65.2%	10.1 pts	(11.6) pts
Operating expenses	$2,576	$2,416	$1,960	7%	31%
Income from operations	$601	$499	$2,671	20%	(77)%
Net income	$680	$656	$2,464	4%	(72)%
Net income per diluted share	$0.27	$0.26	$0.97	4%	(72)%
We specialize in markets where our computing platforms can provide tremendous acceleration for applications. These platforms incorporate processors, interconnects, software, algorithms, systems, and services to deliver unique value. Our platforms address four large markets where our expertise is critical: Data Center, Gaming, Professional Visualization, and Automotive.
Revenue for the third quarter of fiscal year 2023 was $5.93 billion, down 17% from a year ago and down 12% sequentially.
Data Center revenue was up 31% from a year ago and up 1% sequentially. Year-on-year growth was broad-based across U.S. cloud service providers, consumer internet companies and other vertical industries. Sequential growth was impacted by softness in China. We started shipping our flagship H100 data center GPU based on the new Hopper-architecture.
During the third quarter, the U.S. government announced new restrictions on exports of our A100 and H100-based products to China, and any product destined for certain systems or entities in China. These restrictions impacted third-quarter revenue, with the decline largely offset by sales of alternative products into China.
Gaming revenue was down 51% from a year ago and down 23% sequentially, reflecting lower sell-in to partners to help align channel inventory levels with current demand expectations as macroeconomic conditions and COVID lockdowns in China continue to weigh on consumer demand. The year-on-year decrease was driven by lower GPU sales for both desktops and laptops; the sequential decline was primarily driven by lower GPU sales for laptops. We believe the recent transition in verifying Ethereum cryptocurrency transactions from proof-of-work to proof-of-stake has reduced the utility of GPUs for cryptocurrency mining. This may have contributed to increased aftermarket sales of our GPUs in certain markets, potentially impacting demand for some of our products, particularly in the low-end.
Professional Visualization revenue was down 65% from a year ago and down 60% sequentially, reflecting lower sell-in to partners to help align channel inventory levels with current demand expectations.
Automotive revenue was up 86% from a year ago and up 14% sequentially, primarily driven by revenue from self-driving solutions.
OEM and Other revenue was down 69% from a year ago and down 48% sequentially. The sequential decline was driven by lower Jetson and notebook OEM sales. Cryptocurrency Mining Processor (CMP) revenue was nominal in the current and prior quarter, and $105 million in the third quarter of fiscal year 2022.
Gross margin for the third quarter was down 11.6% from a year earlier, primarily due to a $702 million inventory charge, largely relating to lower Data Center demand in China, partially offset by a warranty-related benefit of approximately $70 million. Sequentially, gross margin was up 10.1% primarily due to lower inventory charges compared with the second quarter. The $702 million inventory charge consists of approximately $354 million for inventory on hand and approximately $348 million for inventory purchase obligations in excess of our current demand projections.
Operating expenses increased primarily due to compensation and data center infrastructure. The year-on-year increase also reflects employee growth.

Cash, cash equivalents and marketable securities were $13.14 billion, down from $19.30 billion a year ago and down from $17.04 billion a quarter ago. The year-on-year and sequential decreases reflect share repurchases and changes in operating cash flow.
During the third quarter and first nine months of fiscal year 2023, we returned $3.75 billion and $9.29 billion to shareholders in the form of share repurchases and cash dividends, respectively. As of the end of the third quarter of fiscal year 2023, we had $8.28 billion remaining under our share repurchase authorization through December 2023.
Market Platform Highlights
In Data Center, we began shipping production samples of the NVIDIA H100 Tensor Core GPU; announced a multi-year collaboration with Microsoft to build a cloud-based AI supercomputer; announced a multi-year partnership with Oracle to bring NVIDIA’s full accelerated computing stack to Oracle Cloud Infrastructure; announced that Rescale is integrating NVIDIA AI Enterprise into its HPC-as-service offering; announced two new large language model cloud AI services — NVIDIA NeMo LLM and NVIDIA BioNeMo LLM Service; and announced a new data center solution delivering zero-trust security optimized for VMware vSphere 8.
In Gaming, we began shipping GeForce RTX 4090; introduced NVIDIA DLSS 3; and expanded the GeForce NOW library with 85+ games bringing the total available games to 1,400+.
In Professional Visualization, we introduced NVIDIA Omniverse Cloud.
In Automotive, we introduced NVIDIA DRIVE Thor; announced that Hozon Auto’s Neta brand will build future EVs on the NVIDIA DRIVE Orin platform; marked the launch of Polestar 3; and announced new DRIVE IX ecosystem partners.
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

	Three Months Ended		Nine Months Ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	46.4	34.8	44.9	35.3
Gross profit	53.6	65.2	55.1	64.7
Operating expenses
Research and development	32.8	19.8	25.7	19.7
Sales, general and administrative	10.6	7.8	8.7	8.3
Acquisition termination cost	—	—	6.5	—
Total operating expenses	43.4	27.6	40.9	28.0
Income from operations	10.2	37.6	14.2	36.7
Interest income	1.5	0.1	0.7	0.1
Interest expense	(1.1)	(0.9)	(0.9)	(0.9)
Other, net	(0.2)	0.3	(0.1)	0.8
Other income (expense), net	0.2	(0.5)	(0.3)	—
Income before income tax	10.4	37.1	13.9	36.7
Income tax expense (benefit)	(1.1)	2.4	(0.3)	1.7
Net income	11.5%	34.7%	14.2%	35.0%
Revenue
Revenue by Reportable Segments

	Three Months Ended				Nine Months Ended
	October 30, 2022	October 31, 2021	$ Change	% Change	October 30, 2022	October 31, 2021	$ Change	% Change

	($ in millions)
Compute & Networking	$3,816	$3,011	$805	27%	$11,395	$7,821	$3,574	46%
Graphics	2,115	4,092	(1,977)	(48)%	9,528	11,450	(1,922)	(17)%
Total	$5,931	$7,103	$(1,172)	(17)%	$20,923	$19,271	$1,652	9%
Compute & Networking - The year-on-year growth was broad-based across U.S. cloud service providers, consumer internet companies and other vertical industries. We started shipping our flagship H100 data center GPU based on the new Hopper-architecture. CMP contributed an insignificant amount in the third quarter and first nine months of fiscal year 2023 compared to $105 million in the third quarter and $526 million in the first nine months of fiscal year 2022.
Graphics - The year-on-year decreases primarily reflect lower sell-in to partners to help align channel inventory levels with current demand expectations as macroeconomic conditions and COVID lockdowns in China continue to weigh on consumer demand.
Concentration of Revenue
Revenue from sales to customers outside of the United States accounted for 64% and 71% of total revenue for the third quarter and first nine months of fiscal year 2023, respectively, and 84% and 85% of total revenue for the third quarter and first nine months of fiscal year 2022, respectively. Revenue by geographic region is allocated to countries based on the billed location even if the revenue may be attributable to end customers in a different location.

One customer represented 10% of our total revenue for the third quarter of fiscal year 2023 and was attributable primarily to the Compute & Networking segment. No customer represented 10% or more of total revenue for the first nine months of fiscal year 2023 and for the third quarter and first nine months of fiscal year 2022.
Gross Margin
Our overall gross margin decreased to 53.6% and 55.1% for the third quarter and first nine months of fiscal year 2023, respectively, from 65.2% and 64.7% for the third quarter and first nine months of fiscal year 2022, respectively. These decreases were primarily due to $702 million and $2.01 billion of inventory provisions in the third quarter and first nine months of fiscal year 2023, respectively. The third quarter of fiscal year 2023 included a warranty-related benefit of approximately $70 million. The $702 million inventory provision consists of approximately $354 million for inventory on hand and approximately $348 million for inventory purchase obligations in excess of our current demand projections. The $2.01 billion inventory provision in the first nine months of fiscal year 2023 consists of approximately $942 million for inventory on hand and approximately $1.07 billion for inventory purchase obligations in excess of our current demand projections.
Inventory provisions totaled $702 million and $107 million for the third quarter of fiscal years 2023 and 2022, respectively. Sales of inventory that was previously written-off or down totaled $21 million and $48 million for the third quarter of fiscal years 2023 and 2022, respectively. As a result, the overall net effect on our gross margin was an unfavorable impact of 11.5% and 0.8% in the third quarter of fiscal years 2023 and 2022, respectively.
Inventory provisions totaled $2.01 billion and $238 million for the first nine months of fiscal years 2023 and 2022, respectively. Sales of inventory that was previously written-off or down totaled $59 million and $89 million for the first nine months of fiscal years 2023 and 2022, respectively. As a result, the overall net effect on our gross margin was an unfavorable impact of 9.3% and 0.8% in the first nine months of fiscal years 2023 and 2022, respectively.
Compute & Networking - The gross margin of our Compute & Networking segment decreased during the third quarter and first nine months of fiscal year 2023 compared to the third quarter and first nine months of fiscal year 2022, primarily due to inventory provisions.
Graphics - The gross margin of our Graphics segment decreased during the third quarter of fiscal year 2023 compared to the third quarter of fiscal year 2022 primarily due to a lower-end mix within GeForce GPUs. The decrease in the first nine months of fiscal year 2023 compared to the first nine months of fiscal year 2022 was primarily related to inventory and related provisions and pricing programs.
Operating Expenses

	Three Months Ended				Nine Months Ended
	October 30, 2022	October 31, 2021	$ Change	% Change	October 30, 2022	October 31, 2021	$ Change	% Change

	($ in millions)
Research and development expenses	$1,945	$1,403	$542	39%	$5,387	$3,802	$1,585	42%
% of net revenue	33%	20%			26%	20%
Sales, general and administrative expenses	631	557	74	13%	1,815	1,603	212	13%
% of net revenue	11%	8%			9%	8%
Acquisition termination cost	—	—	—	—%	1,353	—	1,353	(100)%
% of net revenue	—%	—%			6%	—%
Total operating expenses	$2,576	$1,960	$616	31%	$8,555	$5,405	$3,150	58%
Research and development expense increases for the third quarter of fiscal year 2023 were primarily driven by compensation, employee growth and data center infrastructure. Research and development expense increases for the first nine months of fiscal year 2023 were primarily driven by compensation, employee growth and engineering development costs.

Sales, general and administrative expense increases were primarily driven by compensation and employee growth.
We recorded an acquisition termination cost related to the Arm transaction of $1.35 billion in the first quarter of fiscal year 2023 reflecting the write-off of the prepayment provided at signing in September 2020.
Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	October 30, 2022	October 31, 2021	$ Change	% Change	October 30, 2022	October 31, 2021	$ Change	% Change

	($ in millions)
Interest income	$88	$7	$81	1,157%	$152	$20	$132	660%
Interest expense	(65)	(62)	(3)	5%	(198)	(175)	(23)	13%
Other, net	(11)	22	(33)	(150)%	(29)	160	(189)	(118)%
Total	$12	$(33)	$45	(136)%	$(75)	$5	$(80)	(1,600)%
Interest income consists of interest earned on cash, cash equivalents and marketable securities. The increase in interest income was primarily due to higher interest rates earned on our investments.
Interest expense is primarily comprised of coupon interest and debt discount amortization related to our notes. The increase in expense for the first nine months of fiscal year 2023 compared to the first nine months of fiscal year 2022 reflects interest on the $5.00 billion note issued in June 2021.
Other, net, consists primarily of realized or unrealized gains and losses from investments in non-affiliated entities and the impact of changes in foreign currency rates. Changes in other, net, compared to the third quarter and first nine months of fiscal year 2022 were primarily driven by mark-to-market impact from publicly traded equity investments and changes in value from our non-affiliated private investments. Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our investments in non-affiliated entities.
Income Taxes
We recognized an income tax benefit of $67 million and $61 million for the third quarter and first nine months of fiscal year 2023, respectively, and an income tax expense of $174 million and $327 million for the third quarter and first nine months of fiscal year 2022, respectively. Income tax as a percentage of income before income tax was a benefit of 10.9% and 2.1% for the third quarter and first nine months of fiscal year 2023, respectively, and an expense of 6.6% and 4.6% for the third quarter and first nine months of fiscal year 2022, respectively.
The decrease in our effective tax rate for the third quarter and first nine months of fiscal year 2023 as compared to the same periods of fiscal year 2022 was primarily due to the increased tax benefit of the foreign-derived intangible income deduction, stock-based compensation, and the U.S. federal research tax credit, relative to a lower expected profitability. This is partially offset by the impact of an increase in the proportion of earnings subject to U.S. tax in fiscal year 2023 and the one-time discrete benefit from re-valuing certain deferred tax assets in connection with the Domestication in fiscal year 2022.
Liquidity and Capital Resources

	October 30, 2022	January 30, 2022

	(In millions)
Cash and cash equivalents	$2,800	$1,990
Marketable securities	10,343	19,218
Cash, cash equivalents and marketable securities	$13,143	$21,208

	Nine Months Ended
	October 30, 2022	October 31, 2021

	(In millions)
Net cash provided by operating activities	$3,393	$6,075
Net cash provided by (used in) investing activities	$7,378	$(8,244)
Net cash provided by (used in) financing activities	$(9,961)	$2,610
As of October 30, 2022, we had $13.14 billion in cash, cash equivalents and marketable securities, a decrease of $8.07 billion from the end of fiscal year 2022. Our investment policy requires the purchase of highly rated fixed income securities, the diversification of investment types and credit exposures, and certain maturity limits on our portfolio.
Cash provided by operating activities decreased in the first nine months of fiscal year 2023 compared to the first nine months of fiscal year 2022, primarily due to tax payments, and a decrease in net income adjusted for certain non-cash items, such as the Arm acquisition termination cost of $1.35 billion, partially offset by changes in working capital.
Cash provided by investing activities increased in the first nine months of fiscal year 2023 compared to cash used in the first nine months of fiscal year 2022, primarily driven by higher marketable securities sales and maturities, lower purchases of marketable securities, offset by higher capital expenditures.
Cash used in financing activities increased in the first nine months of fiscal year 2023 compared to the first nine months of fiscal year 2022, which primarily reflects share repurchases and the absence of debt issuance proceeds in the first nine months of fiscal year 2023.
Liquidity
Our primary sources of liquidity are our cash and cash equivalents, our marketable securities, and the cash generated by our operations. As of October 30, 2022, we had $13.14 billion in cash, cash equivalents, and marketable securities. Our marketable securities consist of debt securities issued by the U.S. government and its agencies, highly rated corporations and financial institutions, and foreign government entities, as well as certificates of deposit issued by highly rated financial institutions. These marketable securities are primarily denominated in U.S. dollars. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information. We believe that we have sufficient liquidity to meet our operating requirements for at least the next twelve months, and for the foreseeable future, including our future supply obligations and debt due in fiscal year 2024. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance our future capital requirements.
For fiscal year 2023, we expect to use our existing cash and cash equivalents, our marketable securities, and the cash generated by our operations to fund our capital investments of approximately $1.80 billion to $2.00 billion related to property and equipment.
We have approximately $1.38 billion of cash, cash equivalents, and marketable securities held outside the U.S. for which we have not accrued any related foreign or state taxes if we repatriate these amounts to the U.S. Other than that, substantially all of our cash, cash equivalents and marketable securities held outside of the U.S. as of October 30, 2022 are available for use in the U.S. without incurring additional U.S. federal income taxes. We utilized nearly all our accumulated U.S. federal research tax credits during fiscal year 2022, which has resulted in higher cash tax payments starting in fiscal year 2023. In addition, beginning in fiscal year 2023, the 2017 Tax Cuts and Jobs Act requires taxpayers to capitalize research and development expenditures and to amortize domestic expenditures over five years and foreign expenditures over fifteen years. This will impact cash flows from operations and will result in significantly higher cash tax payments starting in fiscal year 2023.
Capital Return to Shareholders
During the third quarter and first nine months of fiscal year 2023, we returned $3.65 billion and $8.99 billion, respectively, in share repurchases and $100 million and $300 million, respectively, in cash dividends. From October 31, 2022 through November 17, 2022, we repurchased 7 million shares for $1.05 billion pursuant to a Rule 10b5-1 trading plan.
Our cash dividend program and the payment of future cash dividends under that program are subject to the continuing determination by our Board of Directors that the dividend program and the declaration of dividends are in the best interests of our shareholders.

Outstanding Indebtedness and Commercial Paper
As of October 30, 2022, we had outstanding:
•$1.25 billion of Notes Due 2023;
•$1.25 billion of Notes Due 2024;
•$1.00 billion of Notes Due 2026;
•$1.25 billion of Notes Due 2028;
•$1.50 billion of Notes Due 2030;
•$1.25 billion of Notes Due 2031;
•$1.00 billion of Notes Due 2040;
•$2.00 billion of Notes Due 2050; and
•$500 million of Notes Due 2060.
We have a $575 million commercial paper program to support general corporate purposes. As of October 30, 2022, we had not issued any commercial paper.
Contractual Obligations
We have unrecognized tax benefits of $869 million, which includes related interest and penalties of $80 million recorded in non-current income tax payable as of October 30, 2022. We are unable to reasonably estimate the timing of any potential tax liability, interest payments, or penalties in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions. We are currently under examination by the Internal Revenue Service for our fiscal years 2018 and 2019. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information.
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
Adoption of New and Recently Issued Accounting Pronouncements
There has been no adoption of any new and recently issued accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment and Interest Rate Risk
Financial market risks related to investment and interest rate risk are described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022. As of October 30, 2022, there have been no material changes, including the impact of the COVID-19 pandemic, to the financial market risks described as of January 30, 2022.
Foreign Exchange Rate Risk
The impact of foreign currency transactions related to foreign exchange rate risk is described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022. As of October 30, 2022, there have been no material changes, including the impact of the COVID-19 pandemic, to the foreign exchange rate risks described as of January 30, 2022.

Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information.
ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of October 30, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes that occurred during the third quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In fiscal year 2022, we began an upgrade of our enterprise resource planning, or ERP, system, which will update much of our existing core financial systems. The ERP system is designed to accurately maintain our financial records used to report operating results. The upgrade will occur in phases. During the second quarter of fiscal year 2023, we completed the consolidated financial reporting phase of the implementation, which included updating our internal control over financial reporting. We will continue to evaluate each quarter whether there are changes that materially affect our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2022 and Items 1A of our Quarterly Reports on Form 10-Q for the fiscal quarters ended May 1, 2022 and July 31, 2022.
Before you buy our common stock, you should know that making such an investment involves some risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2022, in Items 1A of our Quarterly Reports on Form 10-Q for the fiscal quarters ended May 1, 2022 and July 31, 2022, and below. Additionally, any one of those risks could harm our business, financial condition and results of operations, which could cause our stock price to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
If we fail to estimate customer demand properly, mismatches between supply and demand can occur, harming our financial results.
Because we do not manufacture the semiconductors used for our products, we are dependent on third parties to manufacture and assemble our products. Our manufacturing lead times are very long, which requires us to make estimates of customers’ future demand. At the same time, we do not have a guaranteed supply of wafers, components and capacity, and our supply deliveries and production may be non-linear within a quarter or year, which has previously caused changes to expected revenue and cash flows, and which may reoccur in the future. If our estimates of customer demand are ultimately inaccurate, as we have experienced from time to time, these conditions could lead to a significant mismatch between supply and demand. This mismatch has resulted in both product shortages and excess inventory, has varied across our market platforms, and significantly harmed our financial results.
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

Demand for our products is based on many factors, including our product introductions and transitions, time to market, competitor product releases and announcements, competing technologies, and changes in macroeconomic conditions, including rising inflation and fluctuating interest rates. Each of these factors has previously impacted, and can in the future impact, the timing and volume of our revenue. Our demand predictions may not be correct, as we have experienced from time to time. Product transitions are complex and frequently negatively impact our revenue as we manage shipments of legacy prior architecture products and channel partners prepare and adjust to support new products. We have recently begun transitioning architectures for both our Gaming and Data Center products, which may impair our ability to predict demand and impact our supply mix. We may experience, and have in the past experienced, reduced demand for current generation architectures when customers anticipate transitions. Although we have previously sold multiple product architectures at the same time, this trend may not continue for current and future architecture transitions. If we are unable to execute our architectural transitions as planned for any reason, our financial results may be negatively impacted. Our ability to sell certain products has in the past been and can in the future be impeded if components from third parties that are necessary for the finished product are not available. Additionally, we sell most of our products through channel partners, who sell to retailers, distributors, and/or end customers. As a result, the decisions made by our channel partners, retailers and distributors in response to changing market conditions and changes in end user demand for our products have impacted and could in the future continue to impact our ability to properly forecast demand, particularly as they are based on estimates provided by various downstream parties.

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

In addition to the growing lead times described above, there are many factors that have caused and/or could in the future cause us to either underestimate or overestimate our customers’ future demand for our products, or otherwise cause a mismatch between supply and demand for our products. Those factors include such things as:
•changes in business and economic conditions resulting in decreased consumer confidence, including downturns in our target markets and/or overall economy, rising inflation, currency fluctuations, and changes in the credit market;
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
Our products are designed for the Data Center, Gaming, Professional Visualization and Automotive markets. The use of our GPUs for use cases other than that for which they were designed and marketed, including new and unexpected use cases, has impacted and can in the future impact demand for our products, including by leading to inconsistent spikes and drops in demand. For example, many years ago, our Gaming GPUs began to be used for digital currency mining, including blockchain-based platforms such as Ethereum. It is difficult for us to estimate with any reasonable degree of precision, the past or current impact of cryptocurrency mining, or forecast the future impact of cryptocurrency mining, on demand for our products. Volatility in the cryptocurrency market, including new compute technologies, price changes in cryptocurrencies, government cryptocurrency policies and regulations, new cryptocurrency standards, and changes in the method of verifying blockchain transactions, has impacted and can in the future impact cryptocurrency mining and demand for our products and can further impact our ability to estimate demand for our products. Changes to cryptocurrency standards and processes including, but not limited to, the recently implemented Ethereum 2.0 merge may decrease the usage of GPUs for Ethereum mining as well as create increased aftermarket sales of our GPUs, which could negatively impact retail prices for our GPUs and reduce demand for our new GPUs. We previously introduced LHR GeForce GPUs with limited Ethereum mining capability and provided CMP products in an effort to address demand from gamers and direct miners to CMP. With the Ethereum 2.0 merge, NVIDIA Ampere and Ada Lovelace architectures no longer include LHR. In addition, our new products or previously sold products may be resold online or on the unauthorized “gray market,” which also makes demand forecasting difficult. Gray market products or reseller marketplaces compete with our distribution channels.
Restrictions may be imposed or reinstated as the pandemic resurfaces, such as ongoing lockdown measures due to COVID-19 containment efforts in China. End customer sales for our products in China have been negatively impacted and this impact may continue if future and continued lockdowns occur. These ongoing COVID-19-related disruptions and lockdowns in China have created and may continue to create supply chain and logistics constraints. Challenges in estimating demand could become more pronounced or volatile in the future on both a global and regional basis.
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
•requirements to place orders that are not cancellable upon changes in demand or requirements to prepay for supply in advance;
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
For example, a defect was identified in a third-party component embedded in certain Data Center products. This defect has had, and other defects may in the future have, an adverse effect on our cost and supply of components and finished goods. While we have been working to fix the defect, we have needed to replace those products instead of repairing them, resulting in greater costs to us. These costs could be significant in future periods. We recorded $122 million for warranty reserves in the second quarter of fiscal year 2023 primarily in connection with this defect. While we believe we have accurately recorded for the warranty reserve, we may need to record additional amounts in the future if our estimate proves to be incorrect. Additionally, we are investigating failures of power connectors shipped with our recently launched GeForce RTX 4090, which may harm sales of the 4090 or future products. In general, if a product liability claim regarding any of our products is brought against us, even if the alleged damage is due to the actions or inactions of a third party, such as within our supply chain, the cost of defending the claim could be significant and would divert the efforts of our technical and management personnel and harm our business. Further, our business liability insurance may be inadequate or future coverage may be unavailable on acceptable terms, which could adversely impact our financial results.
Business disruptions could harm our operations, lead to a decline in revenue and increase our costs.
Our worldwide operations could be disrupted by natural disasters and extreme weather conditions, power or water shortages, telecommunications failures, cloud service provider outages, terrorist attacks, or acts of violence, political and/or civil unrest, acts of war or other military actions, epidemics or pandemics and other natural or man-made disasters and catastrophic events. Our corporate headquarters, a large portion of our current data center capacity, and a portion of our research and development activities are located in California, and other critical business operations, finished goods inventory, and some of our suppliers are located in Asia, making our operations vulnerable to natural disasters such as earthquakes, wildfires, or other business disruptions occurring in these geographical areas. Catastrophic events can also have an impact on third-party vendors who provide us critical infrastructure services for IT and research and development systems and personnel. Geopolitical and domestic political developments and other events beyond our control, can increase economic volatility globally. Political instability, changes in government or adverse political developments in or around any of the major countries in which we do business would also likely harm our business, financial condition and results of operations. Our operations could be harmed and our costs could increase if manufacturing, logistics or other operations are disrupted for any reason, including natural disasters, high heat events or water shortages, information technology system failures, military actions or economic, business, labor, environmental, public health, or political issues. For example, the war in Ukraine has had and will likely continue to have a negative impact on our employees or operations both within and outside Ukraine. In connection with multiple sanctions on Russia, we stopped direct sales to Russia in the first quarter of fiscal year 2023 and closed business operations in Russia in the third quarter of fiscal year 2023. Additionally, the ongoing war could result in a shortage of key materials that our suppliers, including our foundry partners, require to satisfy our needs. The ultimate impact on us, our third-party foundries and other suppliers of being located and consolidated in certain geographical areas is unknown. In the event a disaster, war or catastrophic event affects us, the third-party systems on which we rely, or our customers, our business could be harmed as a result of declines in revenue, increases in expenses, and substantial expenditures and time spent to fully resume operations. All of these risks and conditions could materially adversely affect our future sales and operating results.
If we are unable to attract, retain and motivate our executives and key employees, our business may be harmed.
To be competitive and execute our business strategy successfully, we must attract, retain and motivate our executives and key employees and recruit and develop diverse talent. Labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, the COVID-19 pandemic and workforce participation rates. We also must recruit and develop diverse talent. Changes in immigration and work permit regulations or in their administration or interpretation could impair our ability to attract and retain qualified employees. If we are less successful in our recruiting efforts, or if we cannot retain key employees, our business may be adversely affected. Competition for personnel results in increased costs in the form of cash and stock-based compensation, and in times of stock price volatility, as we have experienced recently, the retentive value of our stock-based compensation may decrease. We also must retain the key personnel hired as a result of our acquisitions, or it could reduce the anticipated benefits of those transactions. We are highly dependent on the services of our longstanding executive team. Failure to ensure effective succession planning, transfer of knowledge and smooth transitions involving executives and key employees could hinder our strategic planning and execution and long-term success.
The COVID-19 pandemic continues to impact our business and could materially adversely affect our financial condition and results of operations.
The COVID-19 pandemic has impacted, and continues to impact, our workforce and operations and those of our customers, partners, vendors and suppliers. As the pandemic continues to evolve, the increased duration and impact of economic and demand uncertainty, and the limited availability of our supply chain, logistical services and component supply, may have a material net negative impact on our business and financial results. COVID-19 containment around the world has put restrictions on, among other areas, manufacturing facilities, commerce, and support operations, which could limit our capacity to meet customer demand. For example, ongoing lockdown measures due to COVID-19 containment efforts in China have impacted end customer sales, disrupted our partners’ operations, created logistics and delivery bottlenecks, and further curtailed supply, and may continue to do so in the future.
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
We have modified our business and workforce practices in response to COVID-19, and we may take further actions as required by government regulations or in the best interests of our employees, customers, partners and suppliers. There is no certainty that our actions will be sufficient to mitigate the risks posed by the disease, and our ability to perform critical functions could be harmed. As our offices have reopened, we have incurred and expect to continue to incur incremental expenses and related in-office costs as we resume onsite services.
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
Government actions, including trade protection and national security policies of U.S. and foreign government bodies, such as tariffs, import or export regulations, including deemed export restrictions, trade and economic sanctions, decrees, quotas or other trade barriers and restrictions could affect our ability to ship products, provide services to our customers and employees, do business without an export license with entities on the U.S. Department of Commerce’s U.S. Entity List or other U.S. government restricted parties lists (which is expected to change from time to time), and generally fulfill our contractual obligations and have a material adverse effect on our business. For example, in response to the war in Ukraine, the United States and certain allies have imposed economic sanctions and export control measures and may impose additional sanctions or export control measures, which have resulted in and could in the future result in, among other things, severe or complete restrictions on exports to and other commerce and business dealings involving Russia, Belarus, certain regions of Ukraine, and/or particular entities and individuals. Such actions have limited or blocked, or could in the future limit or block the passage of our products, services and support into Russia, Belarus, and certain regions of Ukraine or other regions determined to be supporting Russia, which may result in claims brought against us for failure to fulfill our contractual obligations, and restrict access by our employees (both within and outside of Ukraine) to our systems, negatively impacting productivity. Given these recent sanctions and export restrictions imposed by the United States and foreign government bodies, during the first quarter of fiscal year 2023, we paused all direct sales to Russia, and during the third quarter of fiscal year 2023, we closed business operations in Russia. Concurrently, the war in Ukraine has impacted end customer sales in EMEA and may continue to do so in the future. While we have policies and procedures in place to ensure compliance with sanctions and trade restrictions, our employees, contractors, partners, and agents may take actions in violations of such policies and applicable law, for which we may be ultimately held responsible. If we were ever found to have violated export control laws or sanctions of the U.S. or similar applicable non-U.S. laws, even if the violation occurred without our knowledge, we may be subject to various penalties available under the laws, any of which could have a material and adverse impact on our business, operating results and financial condition. Additionally, changes in the public perception of governments in the regions where we operate or plan to operate could negatively impact our business and results of operations.
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
During the third quarter of fiscal year 2023, the U.S. government, or USG, announced new license requirements that, with certain exceptions, impact exports to China (including Hong Kong) and Russia of our A100 and H100 integrated circuits, DGX or any other systems or boards which incorporate A100 or H100 integrated circuits and our A100X. The new license requirements also apply to any future NVIDIA integrated circuit achieving both peak performance and chip-to-chip I/O performance equal to or greater than thresholds that are roughly equivalent to the A100, as well as any system or board that includes those circuits. We are also required to obtain a license to export a wide array of products, including networking products destined for certain end users and any system in China that can achieve single precision performance of 200 Petaops, or double precision performance of 100 Petaops, within a 41,600 cubic feet envelope.
We will be required to transition certain operations out of China, which could be costly and time consuming, and adversely affect our research and development and supply and distribution operations, as well as our revenue, during any such transition period.
We have engaged with customers in China to satisfy their demand with products not subject to the new license requirements, such as our new A800 offering. To the extent that a customer requires products covered by the new license requirements, we may seek a license for the customer but have no assurance that the USG will grant any exemptions or licenses for any customer, or that the USG will act on them in a timely manner. The new requirements may have a disproportionate impact on NVIDIA and may disadvantage NVIDIA against certain of our competitors who sell products that are not subject to the new restrictions or may be able to acquire licenses for their products.
Our revenue, profitability, cash flows, and competitive position may be harmed if customers in China do not want to purchase our alternative product offerings, if we are unable to provide contractual warranty or other extended service obligations, or if the USG does not grant licenses in a timely manner or denies licenses to significant customers. Even if the USG grants any requested licenses, the licenses may be temporary or impose burdensome conditions that we cannot or choose not to fulfill. The new requirements may benefit certain of our competitors, as the licensing process will make our sales and support efforts more cumbersome and less certain, and encourage customers in China to pursue alternatives to our products, including semiconductor suppliers based in China, Europe, and Israel.
Restrictions imposed by the Chinese government on the duration of gaming activities and access to games may adversely affect our Gaming revenue, and increased oversight of digital platform companies may adversely affect our Data Center revenue. Additionally, revisions to laws or regulations or their interpretation and enforcement could result in increased taxation, trade sanctions, the imposition of or increase to import duties or tariffs, restrictions and controls on imports or exports, or other retaliatory actions, which could have an adverse effect on our business plans or impact the timing of our shipments. Furthermore, a tariff exclusion on our graphics cards is scheduled to expire in December 2022. If we are unable to obtain an extension of this tariff exclusion, or if the value of our graphics cards increases due to our adoption of a change in tariff valuation methodology, our profitability may be negatively impacted.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On May 23, 2022, our Board of Directors increased and extended our share repurchase program to repurchase additional common stock up to a total of $15 billion through December 2023. Since the inception of our share repurchase program through October 30, 2022, we have repurchased an aggregate of 1.10 billion shares for $16.07 billion through October 30, 2022. As of October 30, 2022, we were authorized, subject to certain specifications, to repurchase an additional $8.28 billion of shares through December 2023.
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
During the third quarter and first nine months of fiscal year 2023, we paid $100 million and $300 million in cash dividends to our shareholders, respectively.

The following table presents details of our share repurchase transactions during the third quarter of fiscal year 2023:

Period	Total Number of Shares Purchased (In millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (In millions)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In billions)
August 1, 2022 - August 28, 2022	1	$169.07	1	$11.82
August 29, 2022 - September 25, 2022	10	$133.80	10	$10.40
September 26, 2022 - October 30, 2022	17	$123.96	17	$8.28
Total	28		28
From October 31, 2022 through November 17, 2022, we repurchased 7 million shares for $1.05 billion pursuant to a Rule 10b5-1 trading plan.
Restricted Stock Unit Share Withholding
We also withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our employee equity incentive program. During the third quarter of fiscal year 2023, we withheld approximately 2 million shares at a total cost of $294 million through net share settlements. During the first nine months of fiscal year 2023, we withheld approximately 6 million shares at a total cost of $1.13 billion through net share settlements.

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
Date: November 18, 2022

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)