Form 10-Q
period 2023-04-30
NVIDIA CORP
filed 2023-05-26
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.001 par value, outstanding as of May 19, 2023, was 2.47 billion.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED April 30, 2023
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
NVIDIA Company Blog (http://blogs.nvidia.com)
NVIDIA LinkedIn Page (http://www.linkedin.com/company/nvidia)
NVIDIA Facebook Page (https://www.facebook.com/nvidia)
NVIDIA Instagram Page (https://www.instagram.com/nvidia)
NVIDIA Twitter Account (https://twitter.com/nvidia)
In addition, investors and others can view NVIDIA videos on YouTube (https://www.YouTube.com/nvidia).
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

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	April 30,	May 1,
	2023	2022

Revenue	$7,192	$8,288
Cost of revenue	2,544	2,857
Gross profit	4,648	5,431
Operating expenses
Research and development	1,875	1,618
Sales, general and administrative	633	592
Acquisition termination cost	—	1,353
Total operating expenses	2,508	3,563
Income from operations	2,140	1,868
Interest income	150	18
Interest expense	(66)	(68)
Other, net	(15)	(13)
Other income (expense), net	69	(63)
Income before income tax	2,209	1,805
Income tax expense	166	187
Net income	$2,043	$1,618

Net income per share:
Basic	$0.83	$0.65
Diluted	$0.82	$0.64

Weighted average shares used in per share computation:
Basic	2,470	2,506
Diluted	2,490	2,537

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	April 30,	May 1,
	2023	2022

Net income	$2,043	$1,618
Other comprehensive loss, net of tax
Available-for-sale securities:
Net change in unrealized gain (loss)	17	(22)
Cash flow hedges:
Net unrealized loss	(13)	(29)
Reclassification adjustments for net realized loss included in net income	(11)	(2)
Net change in unrealized loss	(24)	(31)
Other comprehensive loss, net of tax	(7)	(53)
Total comprehensive income	$2,036	$1,565

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	April 30,	January 29,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$5,079	$3,389
Marketable securities	10,241	9,907
Accounts receivable, net	4,080	3,827
Inventories	4,611	5,159
Prepaid expenses and other current assets	872	791
Total current assets	24,883	23,073
Property and equipment, net	3,740	3,807
Operating lease assets	1,094	1,038
Goodwill	4,430	4,372
Intangible assets, net	1,541	1,676
Deferred income tax assets	4,568	3,396
Other assets	4,204	3,820
Total assets	$44,460	$41,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,141	$1,193
Accrued and other current liabilities	4,869	4,120
Short-term debt	1,250	1,250
Total current liabilities	7,260	6,563
Long-term debt	9,704	9,703
Long-term operating lease liabilities	939	902
Other long-term liabilities	2,037	1,913
Total liabilities	19,940	19,081
Commitments and contingencies - see Note 13
Shareholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	12,453	11,971
Accumulated other comprehensive loss	(50)	(43)
Retained earnings	12,115	10,171
Total shareholders' equity	24,520	22,101
Total liabilities and shareholders' equity	$44,460	$41,182

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED APRIL 30, 2023 AND MAY 1, 2022
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
(In millions, except per share data)	Shares	Amount
Balances, January 29, 2023	2,466	$2	$11,971	$(43)	$10,171	$22,101
Net income	—	—	—	—	2,043	2,043
Other comprehensive loss	—	—	—	(7)	—	(7)
Issuance of common stock from stock plans	9	—	246	—	—	246
Tax withholding related to vesting of restricted stock units	(2)	—	(507)	—	—	(507)
Cash dividends declared and paid ($0.04 per common share)	—	—	—	—	(99)	(99)
Stock-based compensation	—	—	743	—	—	743
Balances, April 30, 2023	2,473	$2	$12,453	$(50)	$12,115	$24,520
Balances, January 30, 2022	2,506	$3	$10,385	$(11)	$16,235	$26,612
Net income	—	—	—	—	1,618	1,618
Other comprehensive loss	—	—	—	(53)	—	(53)
Issuance of common stock from stock plans	9	—	204	—	—	204
Tax withholding related to vesting of restricted stock units	(2)	—	(538)	—	—	(538)
Shares repurchased	(9)	—	(1)	—	(1,995)	(1,996)
Cash dividends declared and paid ($0.04 per common share)	—	—	—	—	(100)	(100)
Stock-based compensation	—	—	573	—	—	573
Balances, May 1, 2022	2,504	$3	$10,623	$(64)	$15,758	$26,320
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	April 30,	May 1,
	2023	2022
Cash flows from operating activities:
Net income	$2,043	$1,618
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	735	578
Depreciation and amortization	384	334
Losses on investments in non-affiliates	14	17
Deferred income taxes	(1,135)	(542)
Acquisition termination cost	—	1,353
Other	(34)	23
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(252)	(788)
Inventories	566	(560)
Prepaid expenses and other assets	(215)	(1,261)
Accounts payable	11	255
Accrued and other current liabilities	689	634
Other long-term liabilities	105	70
Net cash provided by operating activities	2,911	1,731
Cash flows from investing activities:
Proceeds from maturities of marketable securities	2,512	5,947
Proceeds from sales of marketable securities	—	1,029
Purchases of marketable securities	(2,801)	(3,932)
Purchases related to property and equipment and intangible assets	(248)	(361)
Acquisitions, net of cash acquired	(83)	(36)
Investments and other, net	(221)	(35)
Net cash provided by (used in) investing activities	(841)	2,612
Cash flows from financing activities:
Proceeds related to employee stock plans	246	204
Payments related to tax on restricted stock units	(507)	(532)
Dividends paid	(99)	(100)
Principal payments on property and equipment and intangible assets	(20)	(22)
Payments related to repurchases of common stock	—	(1,996)
Net cash used in financing activities	(380)	(2,446)
Change in cash and cash equivalents	1,690	1,897
Cash and cash equivalents at beginning of period	3,389	1,990
Cash and cash equivalents at end of period	$5,079	$3,887
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. The January 29, 2023 consolidated balance sheet was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023, as filed with the SEC, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of results of operations and financial position, have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023.
Significant Accounting Policies
There have been no material changes to our significant accounting policies disclosed in Note 1 - Organization and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023.
Fiscal Year
We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2024 and 2023 are both 52-week years. The first quarters of fiscal years 2024 and 2023 were both 13-week quarters.
Reclassifications
Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.
Principles of Consolidation
Our condensed consolidated financial statements include the accounts of NVIDIA Corporation and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from our estimates. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, cash equivalents and marketable securities, accounts receivable, inventories, income taxes, goodwill, stock-based compensation, litigation, investigation and settlement costs, restructuring and other charges, property, plant, and equipment, and other contingencies. These estimates are based on historical facts and various other assumptions that we believe are reasonable.
In February 2023, we completed an assessment of the useful lives of our property, plant, and equipment. Based on advances in technology and usage rate, we increased the estimated useful life of a majority of our server, storage, and network equipment from three to a range of four to five years, and our assembly and test equipment from five to seven years. This change in accounting estimate became effective at the beginning of fiscal year 2024. Based on the carrying amounts of a majority of our server, storage, network, and assembly and test equipment, net, in use as of the end of fiscal year 2023, the effect of this change in estimate for the three months ended April 30, 2023, was a benefit of $2 million and $31 million for cost of revenue and operating expenses, respectively. This resulted in an increase in operating income of $33 million and net income of $28 million after tax, or $0.01 per both basic and diluted share.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2 - Business Combination
Termination of the Arm Share Purchase Agreement
In February 2022, NVIDIA and SoftBank Group Corp, or SoftBank, announced the termination of the Share Purchase Agreement whereby NVIDIA would have acquired Arm Limited, or Arm, from SoftBank. The parties agreed to terminate due to significant regulatory challenges preventing the completion of the transaction. We recorded an acquisition termination cost of $1.35 billion in fiscal year 2023 reflecting the write-off of the prepayment provided at signing.
Note 3 - Leases
Our lease obligations primarily consist of operating leases for our headquarters complex, domestic and international office facilities, and data center space, with lease periods expiring between fiscal years 2024 and 2035.
Future minimum lease payments under our non-cancelable operating leases as of April 30, 2023 are as follows:

Operating Lease Obligations
(In millions)
Fiscal Year:
2024 (excluding first quarter)	$178
2025	218
2026	196
2027	180
2028	159
2029 and thereafter	357
Total	1,288
Less imputed interest	162
Present value of net future minimum lease payments	1,126
Less short-term operating lease liabilities	187
Long-term operating lease liabilities	$939
In addition, we have operating leases, primarily for our data centers, that are expected to commence between the second quarter of fiscal year 2024 and fiscal year 2025 with lease terms of 2 to 8 years for $361 million.
Operating lease expenses were $59 million and $44 million for the first quarter of fiscal years 2024 and 2023, respectively. Short-term and variable lease expenses for the first quarter of fiscal years 2024 and 2023 were not significant.
Other information related to leases was as follows:

	Three Months Ended
	April 30, 2023	May 1, 2022

	(In millions)
Supplemental cash flows information
Operating cash flows used for operating leases	$61	$45
Operating lease assets obtained in exchange for lease obligations	$106	$62

As of April 30, 2023, our operating leases had a weighted average remaining lease term of 6.6 years and a weighted average discount rate of 3.33%. As of January 29, 2023, our operating leases had a weighted average remaining lease term of 6.8 years and a weighted average discount rate of 3.21%.
Note 4 - Stock-Based Compensation
Our stock-based compensation expense is associated with restricted stock units, or RSUs, performance stock units that are based on our corporate financial performance targets, or PSUs, performance stock units that are based on market conditions, or market-based PSUs, and our employee stock purchase plan, or ESPP.
Our Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts allocated to inventory, as follows:

	Three Months Ended
	April 30, 2023	May 1, 2022

	(In millions)
Cost of revenue	$27	$38
Research and development	524	384
Sales, general and administrative	184	156
Total	$735	$578
Equity Award Activity
The following is a summary of our equity award transactions under our equity incentive plans:

	RSUs, PSUs, and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

	(In millions, except per share data)
Balances, January 29, 2023	45	$158.45
Granted	2	$226.08
Vested restricted stock	(6)	$115.99
Canceled and forfeited	(1)	$199.37
Balances, April 30, 2023	40	$167.07
As of April 30, 2023, there was $6.55 billion of aggregate unearned stock-based compensation expense. This amount is expected to be recognized over a weighted average period of 2.5 years for RSUs, PSUs, and market-based PSUs, and 1.1 years for ESPP.

Note 5 – Net Income Per Share
The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended
	April 30,	May 1,
	2023	2022

	(In millions, except per share data)
Numerator:
Net income	$2,043	$1,618
Denominator:
Basic weighted average shares	2,470	2,506
Dilutive impact of outstanding equity awards	20	31
Diluted weighted average shares	2,490	2,537
Net income per share:
Basic (1)	$0.83	$0.65
Diluted (2)	$0.82	$0.64
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	4	3
(1)    Calculated as net income divided by basic weighted average shares.
(2)    Calculated as net income divided by diluted weighted average shares.
Note 6 – Income Taxes
Income tax expense was $166 million and $187 million for the first quarter of fiscal years 2024 and 2023, respectively. The income tax expense as a percentage of income before income tax was 7.5% and 10.3% for the first quarter of fiscal years 2024 and 2023, respectively.
The decrease in the effective tax rate was primarily due to the tax impact of the Arm acquisition termination cost recorded in the first quarter of fiscal year 2023, which did not result in a tax benefit, and the increased impact of tax benefits from stock-based compensation, partially offset by decreased tax benefits impact from the foreign-derived intangible income deduction and the U.S. federal research tax credit.
Our effective tax rates for the first quarter of fiscal years 2024 and 2023 were lower than the U.S. federal statutory rate of 21% due to tax benefits from the foreign-derived intangible income deduction, stock-based compensation and the U.S. federal research tax credit.
For the first quarter of fiscal year 2024, there were no material changes to our tax years that remain subject to examination by major tax jurisdictions. We are currently under examination by the Internal Revenue Service for our fiscal years 2018 and 2019. Additionally, there have been no material changes to our unrecognized tax benefits and any related interest or penalties since the fiscal year ended January 29, 2023.
While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon review, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of April 30, 2023, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next 12 months.

Note 7 - Cash Equivalents and Marketable Securities
Our cash equivalents and marketable securities related to debt securities are classified as “available-for-sale” debt securities.
The following is a summary of cash equivalents and marketable securities:

	April 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	$6,723	$4	$(11)	$6,716	$2,535	$4,181
Debt securities issued by the U.S. Treasury	3,996	2	(31)	3,967	421	3,546
Debt securities issued by U.S. government agencies	2,442	1	(1)	2,442	199	2,243
Money market funds	1,502	—	—	1,502	1,502	—
Certificates of deposit	395	—	—	395	173	222
Foreign government bonds	49	—	—	49	—	49
Total	$15,107	$7	$(43)	$15,071	$4,830	$10,241

	January 29, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	$4,809	$—	$(12)	$4,797	$1,087	$3,710
Debt securities issued by the U.S. Treasury	4,185	1	(44)	4,142	—	4,142
Debt securities issued by U.S. government agencies	1,836	—	(2)	1,834	50	1,784
Money market funds	1,777	—	—	1,777	1,777	—
Certificates of deposit	365	—	—	365	134	231
Foreign government bonds	140	—	—	140	100	40
Total	$13,112	$1	$(58)	$13,055	$3,148	$9,907

The following tables provide the breakdown of unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	April 30, 2023
	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(In millions)
Debt securities issued by the U.S. Treasury	$1,601	$(11)	$1,106	$(20)	$2,707	$(31)
Debt securities issued by U.S. government agencies	1,259	(1)	—	—	1,259	(1)
Corporate debt securities	945	(4)	838	(7)	1,783	(11)
Total	$3,805	$(16)	$1,944	$(27)	$5,749	$(43)

	January 29, 2023
	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(In millions)
Debt securities issued by the U.S. Treasury	$2,444	$(21)	$1,172	$(23)	$3,616	$(44)
Corporate debt securities	1,188	(7)	696	(5)	1,884	(12)
Debt securities issued by U.S. government agencies	1,307	(2)	—	—	1,307	(2)
Total	$4,939	$(30)	$1,868	$(28)	$6,807	$(58)
The gross unrealized losses are related to fixed income securities, driven primarily by changes in interest rates. Net realized gains and losses were not significant for all periods presented.
The amortized cost and estimated fair value of cash equivalents and marketable securities are shown below by contractual maturity.

	April 30, 2023		January 29, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(In millions)
Less than one year	$12,654	$12,625	$9,738	$9,708
Due in 1 - 5 years	2,453	2,446	3,374	3,347
Total	$15,107	$15,071	$13,112	$13,055

Note 8 – Fair Value of Financial Assets and Liabilities
The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. We review fair value hierarchy classification on a quarterly basis.

		Fair Value at
	Pricing Category	April 30, 2023	January 29, 2023

		(In millions)
Assets
Cash equivalents and marketable securities:
Money market funds	Level 1	$1,502	$1,777
Corporate debt securities	Level 2	$6,716	$4,797
Debt securities issued by the U.S. Treasury	Level 2	$3,967	$4,142
Debt securities issued by U.S. government agencies	Level 2	$2,442	$1,834
Certificates of deposit	Level 2	$395	$365
Foreign government bonds	Level 2	$49	$140
Other assets (Investment in non-affiliated entities):
Publicly-held equity securities (1)	Level 1	$9	$11
Privately-held equity securities	Level 3	$496	$288

Liabilities (2)
0.309% Notes Due 2023	Level 2	$1,243	$1,230
0.584% Notes Due 2024	Level 2	$1,197	$1,185
3.20% Notes Due 2026	Level 2	$976	$966
1.55% Notes Due 2028	Level 2	$1,112	$1,099
2.85% Notes Due 2030	Level 2	$1,375	$1,364
2.00% Notes Due 2031	Level 2	$1,062	$1,044
3.50% Notes Due 2040	Level 2	$862	$870
3.50% Notes Due 2050	Level 2	$1,633	$1,637
3.70% Notes Due 2060	Level 2	$403	$410
(1)    Unrealized losses of $14 million and $24 million from investments in publicly-traded equity securities were recorded in other income (expense), net, in the first quarter of fiscal years 2024 and 2023, respectively.
(2)    These liabilities are carried on our Condensed Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount and issuance costs.

Note 9 - Amortizable Intangible Assets and Goodwill
The components of our amortizable intangible assets are as follows:

	April 30, 2023			January 29, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In millions)
Acquisition-related intangible assets	$3,112	$(1,780)	$1,332	$3,093	$(1,614)	$1,479
Patents and licensed technology	460	(251)	209	446	(249)	197
Total intangible assets	$3,572	$(2,031)	$1,541	$3,539	$(1,863)	$1,676

Amortization expense associated with intangible assets was $181 million and $155 million for the first quarter of fiscal years 2024 and 2023, respectively.
The following table outlines the estimated future amortization expense related to the net carrying amount of intangible assets as of April 30, 2023:

Future Amortization Expense
(In millions)
Fiscal Year:
2024 (excluding first quarter)	$433
2025	554
2026	259
2027	149
2028	37
2029 and thereafter	109
Total	$1,541
In the first quarter of fiscal year 2024, goodwill increased by $58 million from an acquisition, and was assigned to our Compute & Networking segment.
Note 10 - Balance Sheet Components
Certain balance sheet components are as follows:

	April 30,	January 29,
	2023	2023

Inventories:	(In millions)
Raw materials	$1,809	$2,430
Work in-process	930	466
Finished goods	1,872	2,263
Total inventories	$4,611	$5,159

	April 30,	January 29,
	2023	2023

Other Assets:	(In millions)
Prepaid supply and capacity agreements	$3,002	$2,989
Investment in non-affiliated entities	505	299
Prepaid royalties	381	387
Prepaid cloud services	171	23
Other	145	122
Total other assets	$4,204	$3,820

	April 30,	January 29,
	2023	2023

Accrued and Other Current Liabilities:	(In millions)
Taxes payable	$1,544	$467
Customer program accruals	1,245	1,196
Excess inventory purchase obligations	786	954
Deferred revenue (1)	367	354
Accrued payroll and related expenses	320	530
Operating leases	187	176
Licenses and royalties	143	149
Product warranty and return provisions	112	108
Other	165	186
Total accrued and other current liabilities	$4,869	$4,120
(1)    Deferred revenue primarily includes customer advances and deferrals related to license and development arrangements, support for hardware and software, and cloud services.

	April 30,	January 29,
	2023	2023

Other Long-Term Liabilities:	(In millions)
Income tax payable (1)	$1,300	$1,204
Deferred income tax	290	247
Deferred revenue (2)	230	218
Licenses payable	155	181
Other	62	63
Total other long-term liabilities	$2,037	$1,913
(1)    Income tax payable is comprised of the long-term portion of the one-time transition tax payable, unrecognized tax benefits, and related interest and penalties.
(2)    Deferred revenue primarily includes deferrals related to support for hardware and software.

Deferred Revenue
The following table shows the changes in deferred revenue during the first quarter of fiscal years 2024 and 2023:

	April 30,	May 1,
	2023	2022

	(In millions)
Balance at beginning of period	$572	$502
Deferred revenue additions during the period	287	212
Revenue recognized during the period	(262)	(177)
Balance at end of period	$597	$537
Revenue allocated to remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, was $639 million as of April 30, 2023. We expect to recognize approximately 46% of this revenue over the next twelve months and the remainder thereafter. This excludes revenue related to performance obligations for contracts with a length of one year or less.
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
The table below presents the notional value of our foreign currency forward contracts outstanding:

	April 30, 2023	January 29, 2023

	(In millions)
Designated as cash flow hedges	$1,142	$1,128
Non-designated hedges	$350	$366
The unrealized gains and losses or fair value of our foreign currency forward contracts was not significant as of April 30, 2023 and January 29, 2023.
As of April 30, 2023, all designated foreign currency forward contracts mature within 18 months. The expected realized gains and losses deferred into accumulated other comprehensive income or loss related to foreign currency forward contracts within the next twelve months was not significant.
During the first quarter of fiscal years 2024 and 2023, the impact of derivative financial instruments designated for hedge accounting treatment on other comprehensive income or loss was not significant and all such instruments were determined to be highly effective.

Note 12 - Debt
Long-Term Debt
The carrying value of our outstanding notes, the calendar year of maturity, and the associated interest rates were as follows:

			Carrying Value at
	Expected Remaining Term (years)	Effective Interest Rate	April 30, 2023	January 29, 2023

			(In millions)
0.309% Notes Due 2023	0.1	0.41%	$1,250	$1,250
0.584% Notes Due 2024	1.1	0.66%	1,250	1,250
3.20% Notes Due 2026	3.4	3.31%	1,000	1,000
1.55% Notes Due 2028	5.1	1.64%	1,250	1,250
2.85% Notes Due 2030	6.9	2.93%	1,500	1,500
2.00% Notes Due 2031	8.1	2.09%	1,250	1,250
3.50% Notes Due 2040	16.9	3.54%	1,000	1,000
3.50% Notes Due 2050	26.9	3.54%	2,000	2,000
3.70% Notes Due 2060	36.9	3.73%	500	500
Unamortized debt discount and issuance costs			(46)	(47)
Net carrying amount			10,954	10,953
Less short-term portion			(1,250)	(1,250)
Total long-term portion			$9,704	$9,703
All our notes are unsecured senior obligations. All existing and future liabilities of our subsidiaries will be effectively senior to the notes. Our notes pay interest semi-annually. We may redeem each of our notes prior to maturity, subject to a make-whole premium as defined in the applicable form of note.
As of April 30, 2023, we were in compliance with the required covenants, which are non-financial in nature, under the outstanding notes.
Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of April 30, 2023, we had not issued any commercial paper.
Note 13 - Commitments and Contingencies
Purchase Obligations
Our purchase obligations reflect our commitments to purchase components used to manufacture our products, including long-term supply and capacity agreements, certain software and technology licenses, other goods and services and long-lived assets.
As of April 30, 2023, we had outstanding inventory purchase and long-term supply and capacity obligations totaling $7.27 billion. During the normal course of business, to manage manufacturing lead times and help ensure adequate supply, we enter into agreements with contract manufacturers that allow them to procure inventory based upon criteria as defined by us, and in certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed, but these changes may result in the payment of costs incurred through the date of cancellation.

Other non-inventory purchase obligations of $3.26 billion include $2.43 billion of multi-year cloud service agreements.
Total future purchase commitments as of April 30, 2023 are as follows:

Commitments
(In millions)
Fiscal Year:
2024 (excluding first quarter)	$6,667
2025	1,816
2026	753
2027	704
2028	332
2029 and thereafter	255
Total	$10,527
Accrual for Product Warranty Liabilities
The estimated amount of product warranty liabilities was $77 million and $82 million as of April 30, 2023 and January 29, 2023, respectively. The estimated product returns and estimated product warranty activity consisted of the following:

	Three Months Ended
	April 30, 2023	May 1, 2022
	(In millions)
Balance at beginning of period	$82	$46
Additions	13	16
Utilization	(18)	(7)
Balance at end of period	$77	$55
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
Accounting for Loss Contingencies
As of April 30, 2023, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, except as specifically described above, any possible loss or range of loss in these matters cannot be reasonably estimated at this time. We are engaged in legal actions not described above arising in the ordinary course of business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.
Note 14 - Shareholders’ Equity
Capital Return Program
Since the inception of our share repurchase program through April 30, 2023, we have repurchased an aggregate of 1.10 billion shares for a total cost of $17.12 billion. As of April 30, 2023, we were authorized, subject to certain specifications, to repurchase an additional $7.23 billion of shares through December 2023. We did not repurchase any shares during the first quarter of fiscal year 2024.
During the first quarter of fiscal years 2024 and 2023, we paid $99 million and $100 million in cash dividends to our shareholders, respectively. Our cash dividend program and the payment of future cash dividends under that program are subject to our Board of Directors' continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.
Note 15 - Segment Information
Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making decisions and assessing financial performance.
The Compute & Networking segment includes our Data Center accelerated computing platform; networking; automotive artificial intelligence, or AI, Cockpit, autonomous driving development agreements, and autonomous vehicle solutions; electric vehicle computing platforms; Jetson for robotics and other embedded platforms; NVIDIA AI Enterprise and other software; and cryptocurrency mining processors, or CMP.
The Graphics segment includes GeForce GPUs for gaming and PCs, the GeForce NOW game streaming service and related infrastructure, and solutions for gaming platforms; Quadro/NVIDIA RTX GPUs for enterprise workstation graphics; virtual GPU software for cloud-based visual and virtual computing; automotive platforms for infotainment systems; and Omniverse Enterprise software for building and operating metaverse and 3D internet applications.
Operating results by segment include costs or expenses that are directly attributable to each segment, and costs or expenses that are leveraged across our unified architecture and therefore allocated between our two segments.
The “All Other” category includes the expenses that our CODM does not assign to either Compute & Networking or Graphics for purposes of making operating decisions or assessing financial performance. The expenses include stock-based compensation expense, acquisition-related and other costs, corporate infrastructure and support costs, acquisition termination cost, intellectual property related, or IP-related and legal settlement costs, and other non-recurring charges and benefits that our CODM deems to be enterprise in nature.
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

	Compute & Networking	Graphics	All Other	Consolidated

	(In millions)
Three Months Ended April 30, 2023
Revenue	$4,460	$2,732	$—	$7,192
Operating income (loss)	$2,160	$1,046	$(1,066)	$2,140

Three Months Ended May 1, 2022
Revenue	$3,672	$4,616	$—	$8,288
Operating income (loss)	$1,606	$2,476	$(2,214)	$1,868

	Three Months Ended
	April 30, 2023	May 1, 2022

	(In millions)
Reconciling items included in "All Other" category:
Stock-based compensation expense	$(735)	$(578)
Acquisition-related and other costs	(173)	(149)
Unallocated cost of revenue and operating expenses	(154)	(127)
IP-related and legal settlement costs	(8)	(7)
Acquisition termination cost	—	(1,353)
Other	4	—
Total	$(1,066)	$(2,214)

Revenue by geographic region is allocated to individual countries based on the billing location of the customer. End customer location may be different than our customer’s billing location. The following table summarizes information pertaining to our revenue from customers based on the invoicing address by geographic regions:

	Three Months Ended
	April 30,	May 1,
	2023	2022

	(In millions)
Revenue:
United States	$2,385	$1,932
Taiwan	1,796	2,777
China (including Hong Kong)	1,590	2,081
Singapore	762	454
Other countries	659	1,044
Total revenue	$7,192	$8,288
No customer represented 10% or more of total revenue for the first quarter of fiscal years 2024 and 2023.
Two customers accounted for 12% and 10% of our accounts receivable balance as of April 30, 2023. Two customers accounted for 14% and 11% of our accounts receivable balance as of January 29, 2023.
The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Three Months Ended
	April 30,	May 1,
	2023	2022

	(In millions)
Revenue:
Data Center	$4,284	$3,750
Gaming	2,240	3,620
Professional Visualization	295	622
Automotive	296	138
OEM and Other	77	158
Total revenue	$7,192	$8,288

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements which are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 29, 2023 in greater detail under the heading “Risk Factors” of such reports. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

All references to “NVIDIA,” “we,” “us,” “our” or the “Company” mean NVIDIA Corporation and its subsidiaries.
© 2023 NVIDIA Corporation. All rights reserved. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the risk factors set forth in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2023 and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and our Condensed Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC, before deciding to purchase or sell shares of our common stock.
Overview
Our Company and Our Businesses
NVIDIA pioneered accelerated computing to help solve the most challenging computational problems. Since our original focus on PC graphics, we have expanded to several other large and important computationally intensive fields. Fueled by the sustained demand for exceptional 3D graphics and the scale of the gaming market, NVIDIA has leveraged its GPU architecture to create platforms for scientific computing, AI, data science, autonomous vehicles, robotics, metaverse and 3D internet applications.
Our two operating segments are "Compute & Networking" and "Graphics," as described in Note 15 of the Notes to Condensed Consolidated Financial Statements.
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Recent Developments, Future Objectives and Challenges
Supply, Products Transitions, and New Products and Business Models
Our supply, which includes inventory on hand, purchase obligations and prepaid supply and capacity agreements, has grown significantly due to recent supply chain conditions and long lead times, complexity of our products, and changes in demand. We have entered and expect to continue to enter into supplier and capacity prepayment arrangements. We have procured substantially higher Data Center supply for the second half compared to the first half of fiscal year 2024. We may incur inventory provisions or impairments if our inventory or supply or capacity commitments are misaligned with demand for our products.
Product transitions are complex as we often ship both new and prior architecture products simultaneously and we and our channel partners prepare to ship and support new products. We are currently transitioning the architecture of our Data Center, Professional Visualization, and Gaming products. Qualification time for new products, customers anticipating product transitions and channel partners reducing channel inventory of prior architectures ahead of new product introductions can create reductions or volatility in our revenue. In addition, the bring up of new product architectures is complex due to functionality challenges and quality concerns not identified in manufacturing testing. These product quality issues may incur costs, increase our warranty costs, and delay further production of our architecture. While we have managed prior product transitions and have previously sold multiple product architectures at the same time, these transitions are difficult, may impair our ability to predict demand and impact our supply mix, and we may incur additional costs.
We build technology and products for use cases and applications that may be new or may not yet exist such as our Omniverse platform, third-party large language models and generative AI models. Our demand estimates for these use cases and applications can be incorrect and create volatility in our revenue or supply levels, and we may not be able to generate significant revenue from these use cases and applications. New technologies such as generative AI models have emerged, and while they have driven increased demand for compute infrastructure, the long-term trajectory is unknown.
NVIDIA AI Cloud Service Offerings
We offer enterprise customers NVIDIA AI cloud services directly and through our network of partners. Examples of these services include NVIDIA DGX Cloud, which includes cloud-based infrastructure and software for training and deploying AI models, and NVIDIA AI Foundations for customizable pretrained AI models. We have partnered with cloud service providers to host these services in their data centers.
We entered and may continue to enter into multi-year cloud service agreements to support these offerings and our research and development activities. The timing and availability of these cloud services has changed and may continue to change, impacting revenue, expenses and development timelines. We also offer or plan to offer standalone software solutions including NVIDIA AI Enterprise, NVIDIA Omniverse, NVIDIA DRIVE, and several other software solutions.
Global Trade
During the third quarter of fiscal year 2023, the U.S. government, or the USG, announced license requirements that, with certain exceptions, impact exports to China (including Hong Kong and Macau) and Russia of our A100 and H100 integrated circuits, DGX or any other systems or boards which incorporate A100 or H100 integrated circuits. Following the 2022 export controls, we transitioned some operations, including certain testing, validation, and supply and distribution operations out of China and Hong Kong. We have sold alternative products in China not subject to the license requirements, such as our A800 or H800 offerings.
Management of these new license and other requirements is complicated and time consuming. Our results and competitive position may be harmed and we may be effectively excluded from all or part of the China market if there are further changes in the USG’s export controls, if customers in China do not want to purchase our alternative product offerings, if customers purchase product from competitors, if customers develop their own internal solution, if the USG does not grant licenses in a timely manner or denies licenses to significant customers, or if we incur significant transition costs. Any new control that impacts a wide range of our products would likely have a disproportionate impact on NVIDIA and may disadvantage us against certain of our competitors that sell chips that are outside the scope of such control. In addition to USG export controls, the Chinese government may also impose restrictions that impact our ability to sell our products.
New export controls or changes to existing controls could negatively impact our business, revenue or supply chain. While we work through the resiliency and redundancy of our supply chain, it is currently concentrated in the Asia-Pacific, including China, Hong Kong, Korea and Taiwan, and changes to trade requirements may negatively impact our business.

First Quarter of Fiscal Year 2024 Summary

	Three Months Ended
	April 30, 2023	January 29, 2023	May 1, 2022	Quarter-over-Quarter Change	Year-over-Year Change

	($ in millions, except per share data)
Revenue	$7,192	$6,051	$8,288	19%	(13)%
Gross margin	64.6%	63.3%	65.5%	1.3 pts	(0.9) pts
Operating expenses	$2,508	$2,576	$3,563	(3)%	(30)%
Income from operations	$2,140	$1,257	$1,868	70%	15%
Net income	$2,043	$1,414	$1,618	44%	26%
Net income per diluted share	$0.82	$0.57	$0.64	44%	28%
We specialize in markets where our computing platforms can provide tremendous acceleration for applications. These platforms incorporate processors, interconnects, software, algorithms, systems, and services to deliver unique value. Our platforms address four large markets where our expertise is critical: Data Center, Gaming, Professional Visualization, and Automotive.
Revenue for the first quarter of fiscal year 2024 was $7.19 billion, down 13% from a year ago and up 19% sequentially.
Data Center revenue was up 14% from a year ago and up 18% sequentially, led by growing demand for generative AI and large language models using GPUs based on our NVIDIA Hopper and Ampere architectures. The revenue growth reflects strong demand from large consumer internet companies and cloud service providers. Enterprise demand for GPU platforms was strong, although general purpose networking solutions declined both sequentially and from a year ago.
Gaming revenue was down 38% from a year ago and up 22% sequentially. The year-on-year decrease reflects weaker demand due to the macroeconomic slowdown and lower shipments to normalize channel inventory levels. The sequential increase was driven by the ramp of our new GeForce RTX 40 Series GPUs for desktops and laptops based on the Ada Lovelace architecture.
Professional Visualization revenue was down 53% from a year ago and up 31% sequentially. The year-on-year decrease reflects lower sell-in to partners to help reduce channel inventory levels. The sequential increase was driven by higher demand for desktop and mobile workstation GPUs.
Automotive revenue was up 114% from a year ago and up 1% sequentially. The year-on-year increase reflects growth in sales of self-driving platforms and AI cockpit solutions.
OEM and Other revenue was down 51% from a year ago and down 8% sequentially. These decreases were primarily driven by lower entry level notebook GPU sales.
Gross margin declined from a year earlier and increased sequentially. The year-on-year decline reflects lower Gaming margins and a higher contribution from Automotive, partially offset by higher Data Center margins. The sequential increase reflects lower costs in Gaming and higher Data Center margins as we ramp our Hopper architecture.
Operating expenses were down 30% from a year ago and down 3% sequentially. The prior year included a termination charge of $1.35 billion for the proposed Arm acquisition, and the prior quarter included fixed asset write-downs.
Cash, cash equivalents and marketable securities were $15.32 billion, down from $20.34 billion a year ago and up from $13.30 billion a quarter ago. The year-on-year decrease reflects $8.04 billion in stock repurchases, partially offset by operating cash flow generation. The sequential increase reflects operating cash flow generation.
During the first quarter of fiscal year 2024, we returned $99 million to shareholders in the form of cash dividends. As of the end of the first quarter of fiscal year 2024, we had $7.23 billion remaining under our share repurchase authorization through December 2023.

Market Platform Highlights
Data Center revenue for the first quarter of fiscal year 2024 was $4.28 billion, up 14% from a year ago, led by growing demand for generative AI and large language models using GPUs based on our NVIDIA Hopper and Ampere architectures. The year-on-year increase reflects strong demand from large consumer internet customers and cloud service providers. We launched four AI inference platforms that combine our full-stack inference software with NVIDIA Ada, NVIDIA Hopper and NVIDIA Grace Hopper processors optimized for generative AI, large language model and other AI workloads. We announced that Google Cloud is the first cloud provider to offer the new NVIDIA L4 Tensor Core GPU to accelerate generative AI application. We introduced NVIDIA AI Foundations to help businesses create and operate custom large language models and generative AI models. We also partnered with ServiceNow, Inc. to build generative AI across enterprise IT; joined with Dell Technologies in Project Helix to deliver full-stack generative AI solutions to enterprises; announced a collaboration with Medtronic on an AI platform for medical devices; and unveiled the NVIDIA cuLitho software library for computational lithography.
Gaming revenue for the first quarter of fiscal year 2024 was $2.24 billion, down 38% from a year ago. The year-on-year decrease reflects weaker demand due to the macroeconomic slowdown and lower shipments to normalize channel inventory levels. We launched the GeForce RTX 4070 GPU based on the NVIDIA Ada Lovelace architecture.
Professional Visualization revenue for the first quarter of fiscal year 2024 was $295 million, down 53% from a year ago, on lower sell-in to partners to help reduce channel inventory levels. We announced six new GPUs based on the NVIDIA RTX Ada Lovelace architecture. We announced NVIDIA Omniverse Cloud, a fully managed service running in Microsoft Azure, for the development and deployment of industrial metaverse applications, and expanded our collaboration with Microsoft to connect Microsoft 365 applications with NVIDIA Omniverse.
Automotive revenue for the first quarter of fiscal year 2024 was $296 million, up 114% from a year ago on growth in sales of self-driving platforms and AI cockpit solutions. We announced that electric vehicle maker BYD Auto Co. Ltd. will extend its use of the NVIDIA DRIVE Orin centralized compute platform across more of its fleet.
Financial Information by Business Segment and Geographic Data
Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for disclosure regarding segment information.
Critical Accounting Policies and Estimates
Refer to Part II, Item 7, "Critical Accounting Policies and Estimates" of our Annual Report on Form 10-K for the fiscal year ended January 29, 2023. There have been no material changes to our Critical Accounting Policies and Estimates.

Results of Operations
The following table sets forth, for the periods indicated, certain items in our Condensed Consolidated Statements of Income expressed as a percentage of revenue.

	Three Months Ended
	April 30, 2023	May 1, 2022
Revenue	100.0%	100.0%
Cost of revenue	35.4	34.5
Gross profit	64.6	65.5
Operating expenses
Research and development	26.1	19.5
Sales, general and administrative	8.8	7.1
Acquisition termination cost	—	16.3
Total operating expenses	34.9	42.9
Income from operations	29.7	22.6
Interest income	2.1	0.2
Interest expense	(0.9)	(0.8)
Other, net	(0.2)	(0.2)
Other income (expense), net	1.0	(0.8)
Income before income tax	30.7	21.8
Income tax expense	2.3	2.3
Net income	28.4%	19.5%
Revenue
Revenue by Reportable Segments

	Three Months Ended
	April 30, 2023	May 1, 2022	$ Change	% Change

	($ in millions)
Compute & Networking	$4,460	$3,672	$788	21%
Graphics	2,732	4,616	(1,884)	(41)%
Total	$7,192	$8,288	$(1,096)	(13)%
Compute & Networking - The year-on-year increase was led by growing demand for generative AI and large language models using GPUs based on our Hopper and Ampere architectures. The revenue growth reflects strong demand from large consumer internet companies and cloud service providers. Enterprise demand for GPU platforms was strong, although general purpose networking solutions declined from a year ago. Self-driving platforms and AI cockpit solutions revenue also increased from a year ago.
Graphics - The year-on-year decrease primarily reflects weaker Gaming demand due to the macroeconomic slowdown and lower shipments to normalize channel inventory levels, and lower Professional Visualization sell-in to partners to help reduce channel inventory levels.
Concentration of Revenue
Revenue from sales to customers outside of the United States accounted for 67% and 77% of total revenue for the first quarter of fiscal years 2024 and 2023, respectively. Revenue by geographic region is allocated to countries based on the billed location even if the revenue may be attributable to end customers in a different location.

No direct customer represented 10% or more of total revenue for the first quarter of fiscal years 2024 and 2023. However, our estimated Compute & Networking end customer demand is concentrated among a few large cloud service providers and consumer internet companies. Some of these large companies do not purchase directly from us but often purchase through several system builders and channel partners. We expect this trend will continue.
Gross Margin
Our overall gross margin decreased to 64.6% for the first quarter of fiscal year 2024 from 65.5% for the first quarter of fiscal year 2023, reflecting lower margins of GeForce GPUs within our Graphics segment partially offset by higher margins and increased contribution from compute products within our Compute & Networking segment.
Reserves for inventory and excess inventory purchase obligations totaled $134 million and $90 million for the first quarter of fiscal years 2024 and 2023, respectively. Sales of inventory that was previously written-off or down, or settlements of excess inventory purchase obligations, totaled $50 million and $15 million for the first quarter of fiscal years 2024 and 2023, respectively. As a result, the overall net effect on our gross margin was an unfavorable impact of 1.2% and 0.9% in the first quarter of fiscal years 2024 and 2023, respectively.
Compute & Networking - Segment gross margin increased during the first quarter of fiscal year 2024 compared to the first quarter of fiscal year 2023, primarily due to higher margins and increased contribution from compute products.
Graphics - Segment gross margin decreased during the first quarter of fiscal year 2024 compared to the first quarter of fiscal year 2023 primarily due to lower margins of GeForce GPUs.
Operating Expenses

	Three Months Ended
	April 30, 2023	May 1, 2022	$ Change	% Change

	($ in millions)
Research and development expenses	$1,875	$1,618	$257	16%
% of net revenue	26%	20%
Sales, general and administrative expenses	633	592	41	7%
% of net revenue	9%	7%
Acquisition termination cost	—	1,353	(1,353)	—%
% of net revenue	—%	16%
Total operating expenses	$2,508	$3,563	$(1,055)	(30)%
% of net revenue	34.9%	42.9%
The increases in research and development expense and sales, general and administrative expense for the first quarter of fiscal year 2024 were primarily driven by employee growth and associated compensation and benefits.
We recorded an acquisition termination cost related to the Arm transaction of $1.35 billion in fiscal year 2023 reflecting the write-off of the prepayment provided at signing.

Other Income (Expense), Net

	Three Months Ended
	April 30, 2023	May 1, 2022	$ Change	% Change

	($ in millions)
Interest income	$150	$18	$132	733%
Interest expense	(66)	(68)	2	(3)%
Other, net	(15)	(13)	(2)	15%
Other income (expense), net	$69	$(63)	$132	(210)%
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
Income Taxes
Income tax expense was $166 million and $187 million for the first quarter of fiscal years 2024 and 2023, respectively. The income tax expense as a percentage of income before income tax was 7.5% and 10.3% for the first quarter of fiscal years 2024 and 2023, respectively.
The decrease in the effective tax rate was primarily due to the tax impact of the Arm acquisition termination cost recorded in the first quarter of fiscal year 2023, which did not result in a tax benefit, and the increased impact of tax benefits from stock-based compensation, partially offset by decreased tax benefits impact from the foreign-derived intangible income deduction and the U.S. federal research tax credit.
Liquidity and Capital Resources

	April 30, 2023	January 29, 2023

	(In millions)
Cash and cash equivalents	$5,079	$3,389
Marketable securities	10,241	9,907
Cash, cash equivalents and marketable securities	$15,320	$13,296

	Three Months Ended
	April 30, 2023	May 1, 2022

	(In millions)
Net cash provided by operating activities	$2,911	$1,731
Net cash provided by (used in) investing activities	$(841)	$2,612
Net cash used in financing activities	$(380)	$(2,446)
As of April 30, 2023, we had $15.32 billion in cash, cash equivalents and marketable securities, an increase of $2.02 billion from the end of fiscal year 2023. Our investment policy requires the purchase of highly rated fixed income securities, the diversification of investment types and credit exposures, and certain maturity limits on our portfolio.
Cash provided by operating activities increased in the first quarter of fiscal year 2024 compared to the first quarter of fiscal year 2023, primarily due to lower inventory prepayments and changes in inventory, partially offset by lower revenue.

Cash used in investing activities increased in the first quarter of fiscal year 2024 compared to the first quarter of fiscal year 2023, primarily driven by lower marketable securities sales and maturities, partially offset by lower purchases of marketable securities.
Cash used in financing activities decreased in the first quarter of fiscal year 2024 compared to the first quarter of fiscal year 2023, which primarily reflects share repurchases in the first quarter of fiscal year 2023.
Liquidity
Our primary sources of liquidity are our cash and cash equivalents, our marketable securities, and the cash generated by our operations. As of April 30, 2023, we had $15.32 billion in cash, cash equivalents, and marketable securities. Our marketable securities consist of debt securities issued by the USG and its agencies, highly rated corporations and financial institutions, and foreign government entities, as well as certificates of deposit issued by highly rated financial institutions. These marketable securities are primarily denominated in U.S. dollars. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information. We believe that we have sufficient liquidity to meet our operating requirements for at least the next twelve months, and for the foreseeable future, including our future supply obligations and potential supplier and service provider prepayments. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance future capital requirements.
Except for approximately $1.38 billion of cash, cash equivalents, and marketable securities held outside the U.S. for which we have not accrued any related foreign or state taxes if we repatriate these amounts to the U.S., substantially all of our cash, cash equivalents and marketable securities held outside of the U.S. as of April 30, 2023 are available for use in the U.S. without incurring additional U.S. federal income taxes. We have deferred our federal income tax payments until October 2023 due to the disaster relief made available by the Internal Revenue Service.
During the first quarter of fiscal year 2024, we filed a Form S-3 shelf registration statement to replace the existing shelf that was expiring. We do not have any immediate plans to utilize this shelf once effective.
Capital Return to Shareholders
During the first quarter of fiscal year 2024, we returned $99 million in cash dividends. Our cash dividend program and the payment of future cash dividends under that program are subject to the continuing determination by our Board of Directors that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.
We did not repurchase any shares during the first quarter of fiscal year 2024. As of April 30, 2023, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $7.23 billion through December 2023.
Outstanding Indebtedness and Commercial Paper
Our aggregate debt maturities as of April 30, 2023, by year payable, are as follows:

April 30, 2023

(In millions)
Due in one year	$1,250
Due in one to five years	2,250
Due in five to ten years	4,000
Due in greater than ten years	3,500
Unamortized debt discount and issuance costs	(46)
Net carrying amount	10,954
Less short-term portion	(1,250)
Total long-term portion	$9,704
We expect to repay $1.25 billion of debt due in the second quarter of fiscal year 2024.
We have a $575 million commercial paper program to support general corporate purposes. As of April 30, 2023, we had not issued any commercial paper.

Material Cash Requirements and Other Obligations
We have unrecognized tax benefits of $1.11 billion, which includes related interest and penalties of $109 million recorded in non-current income tax payable as of April 30, 2023. We are unable to reasonably estimate the timing of any potential tax liability, interest payments, or penalties in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions. We are currently under examination by the Internal Revenue Service for our fiscal years 2018 and 2019. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information.
Other than the contractual obligations described above, there were no material changes outside the ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023 for a description of our contractual obligations. For a description of our operating lease obligations, long-term debt, and purchase obligations, refer to Note 3, Note 12, and Note 13 of the Notes to Condensed Consolidated Financial Statements, respectively.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment and Interest Rate Risk
Financial market risks related to investment and interest rate risk are described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023. As of April 30, 2023, there have been no material changes to the financial market risks described as of January 29, 2023.
Foreign Exchange Rate Risk
The impact of foreign currency transactions related to foreign exchange rate risk is described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023. As of April 30, 2023, there have been no material changes to the foreign exchange rate risks described as of January 29, 2023.
ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of April 30, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective to provide reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes that occurred during the first quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In fiscal year 2022, we began an upgrade of our enterprise resource planning, or ERP, system, which will update much of our existing core financial systems. The ERP system is designed to accurately maintain our financial records used to report operating results. The upgrade will occur in phases. We will continue to evaluate each quarter whether there are changes that materially affect our internal control over financial reporting.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Part I, Item 1, Note 13 of the Notes to Condensed Consolidated Financial Statements for a discussion of significant developments in our legal proceedings since January 29, 2023. Also refer to Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023 for a prior discussion of our legal proceedings.
ITEM 1A. RISK FACTORS
Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 29, 2023.
Purchasing or owning NVIDIA common stock involves investment risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 29, 2023, and below. Additionally, any one of those risks could harm our business, financial condition and results of operations or reputation, which could cause our stock price to decline. Additional risks, trends and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations or reputation.
Failure to meet the evolving needs of our industry and markets may adversely impact our financial results.
Our accelerated computing platforms experience rapid changes in technology, customer requirements, competitive products, and industry standards.
Our success depends on our ability to:
•timely identify industry changes, adapt our strategies, and develop new or enhance and maintain existing products and technologies that meet the evolving needs of these markets, including due to unexpected changes in industry standards or disruptive technological innovation that could render our products incompatible with products developed by other companies;
•develop or acquire new products and technologies through investments in research and development;
•launch new offerings with new business models including standalone software, cloud solutions, and software-, infrastructure-, or platform-as-a-service solutions;
•expand the ecosystem for our products and technologies;
•meet evolving and prevailing customer and industry safety, security, reliability expectations, and compliance standards;
•manage product and software lifecycles to maintain customer and end user satisfaction;
•develop, acquire, and maintain the internal and external infrastructure needed to scale our business, including our acquisitions integrations, customer support, e-commerce, IP licensing capabilities and cloud service capacity; and
•complete technical, financial, operational, compliance, sales and marketing investments for the above activities.

We have invested in research and development in markets where we have a limited operating history, which may not produce meaningful revenue for several years, if at all. If we fail to develop or monetize new products and technologies, or if they do not become widely adopted, our financial results could be adversely affected. Obtaining design wins may involve a lengthy process and depend on our ability to anticipate and provide features and functionality that customers will demand. They also do not guarantee revenue. Failure to obtain a design win may prevent us from obtaining future design wins in subsequent generations. We cannot ensure that the products and technologies we bring to market will provide value to our customers and partners. If we fail any of these key success criteria, our financial results may be harmed.
We offer enterprise customers NVIDIA AI cloud services directly and through our network of partners. Examples of these services include NVIDIA DGX Cloud, which includes cloud-based infrastructure and software for training and deploying AI models, and NVIDIA AI Foundations for customizable pretrained AI models. We have partnered with cloud service providers to host these services in their data centers, and we entered and may continue to enter into multi-year cloud service agreements to support these offerings and our research and development activities. The timing and availability of these cloud services has changed and may continue to change, impacting revenue, expenses and development timelines. NVIDIA AI cloud services may not be successful and will take time, resources and investment. We also offer or plan to offer standalone software solutions including NVIDIA AI Enterprise, NVIDIA Omniverse, NVIDIA DRIVE, and several other software solutions. These new business models or strategies may not be successful and we may fail to sell any meaningful standalone software or services. We may incur significant costs and may not achieve any significant revenue from these offerings.
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
Many additional factors have caused and/or could in the future cause us to either underestimate or overestimate our customers’ future demand for our products, or otherwise cause a mismatch between supply and demand for our products and impact the timing and volume of our revenue, including:
•competing technologies and competitor product releases and announcements;
•changes in business and economic conditions resulting in decreased end demand;
•sudden or sustained government lockdowns or actions to control case spread of global or local health issues;
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
•changes that impact the ecosystem for the architectures underlying our products and technologies;
•the demand for our products relating to cryptocurrency mining; or
•government actions or changes in governmental policies, such as increased restrictions on gaming usage.
Our supply, which includes inventory on hand, purchase obligations and prepaid supply and capacity agreements, has grown significantly due to recent supply chain conditions and long lead times, complexity of our products, and changes in demand. We have entered and expect to continue to enter into supplier and capacity prepayment arrangements. We have procured substantially higher Data Center supply for the second half compared to the first half of fiscal year 2024. We may incur inventory provisions or impairments if our inventory or supply and capacity commitments are misaligned with demand for our products.
Our demand predictions may not be correct, as we have experienced from time to time. Product transitions are complex and can negatively impact our revenue as we often ship both new and prior architecture products simultaneously and we and our channel partners prepare to ship and support new products. Our architecture transitions of Data Center, Professional Visualization, and Gaming products may impair our ability to predict demand and impact our supply mix. Qualification time for new products, customers anticipating product transitions and channel partners reducing channel inventory of prior architectures ahead of new product introductions can create reductions or volatility in our revenue. We have experienced and may in the future experience reduced demand for current generation architectures when customers anticipate transitions, and we may be unable to sell multiple product architectures at the same time for current and future architecture transitions. If we are unable to execute our architectural transitions as planned for any reason, our financial results may be negatively impacted. In addition, the bring up of new product architectures is complex due to functionality challenges and quality concerns not identified in manufacturing testing. These product quality issues may incur costs, increase our warranty costs, and delay further production of our architecture. While we have managed prior product transitions and have previously sold multiple product architectures at the same time, these transitions are difficult, and we may incur additional costs.
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
If we underestimate our customers' future demand for our products, our foundry partners may not have adequate lead-time or capacity to increase production and we may not be able to obtain sufficient inventory to fill orders on a timely basis. Even if we are able to increase production levels to meet customer demand, we may not be able to do so in a cost-effective or timely manner, or our contract manufacturers may experience supply constraints. If we fail to fulfill our customers’ orders on a timely basis, or at all, our customer relationships could be damaged, we could lose revenue and market share and our reputation could be harmed. Additionally, since some of our products are part of a complex data center buildout, supply constraints or availability issues with respect to any one component have had and may have a broader revenue impact.
If we overestimate our customers’ future demand for our products, or if customers cancel or defer orders or choose to purchase from our competitors, we may not be able to reduce our inventory or other contractual purchase commitments. In the past, we have experienced a reduction in average selling prices, including due to channel pricing programs that we have implemented and may continue to implement, as a result of our overestimation of future demand, and we may need to continue these reductions. We have had to increase prices for certain of our products as a result of our suppliers’ increase in prices, and we may need to continue to do so for other products in the future. We have also written-down our inventory, incurred cancellation penalties, and recorded impairments. These impacts were amplified by our placement of non-cancellable and non-returnable purchasing terms, well in advance of our historical lead times and could be exacerbated if we need to make changes to the design of future products. The risk of these impacts has increased as our purchase obligations and prepaids have grown and become a greater portion of our total supply. All of these factors may negatively impact our gross margins and financial results.
We build technology and products for use cases and applications that may be new or may not yet exist, such as our Omniverse platform, third-party large language models and generative AI models. Our demand estimates for these use cases and applications can be incorrect and create volatility in our revenue or supply levels, and we may not be able to generate significant revenue from these use cases and applications. New technologies such as generative AI models have emerged, and while they have driven increased demand for compute infrastructure, the long--term trajectory is unknown. Because our products may be used in multiple use cases and applications, it is difficult for us to estimate with any reasonable degree of precision the impact of generative AI models on our reported revenue or forecasted demand.
Challenges in estimating demand could become more pronounced or volatile in the future on both a global and regional basis. Extended lead times may occur if we experience other supply constraints caused by natural disasters, pandemics or other events. In addition, geopolitical tensions, such as those involving Taiwan and China, which comprise a significant portion of our revenue and where we have suppliers, contract manufacturers, and assembly partners who are critical to our supply continuity, could have a material adverse impact on us.
The use of our GPUs other than that for which they were designed and marketed, including new and unexpected use cases, has impacted and can in the future impact demand for our products, including by leading to inconsistent spikes and drops in demand. For example, several years ago, our Gaming GPUs began to be used for mining digital currencies such as Ethereum. It is difficult for us to estimate with any reasonable degree of precision the past or current impact of cryptocurrency mining, or forecast the future impact of cryptocurrency mining, on demand for our products. Volatility in the cryptocurrency market, including new compute technologies, price changes in cryptocurrencies, government cryptocurrency policies and regulations, new cryptocurrency standards, and changes in the method of verifying blockchain transactions, has impacted and can in the future impact cryptocurrency mining and demand for our products and can further impact our ability to estimate demand for our products. Changes to cryptocurrency standards and processes including, but not limited to, the Ethereum 2.0 merge in 2022, have reduced and may in the future decrease the usage of GPUs for Ethereum mining. This has created and may in the future create increased aftermarket sales of our GPUs, which could negatively impact retail prices for our GPUs and reduce demand for our new GPUs. We previously introduced Lite Hash Rate, or LHR, GeForce GPUs with limited Ethereum mining capability and provided CMP products in an effort to address demand from gamers and direct miners to CMP. Following the Ethereum 2.0 merge, NVIDIA Ampere and Ada Lovelace GPU architectures no longer include LHR. In general, our new products or previously sold products may be resold online or on the unauthorized “gray market,” which also makes demand forecasting difficult. Gray market products and reseller marketplaces compete with our new products and distribution channels.
Additionally, we depend on developers, customers, and other third parties to build, enhance, and maintain accelerated computing applications that leverage our platforms. We also rely on third-party content providers and publishers to make their content available on our platforms such as GeForce NOW. Failure by developers, customers, and other third parties to build, enhance, and maintain applications that leverage our platforms, or failure by third-party content providers or publishers to make their content available on reasonable terms or at all for use by our customers or end users on our platforms, could adversely affect customer demand.
Adverse economic conditions may harm our business.
Economic and industry uncertainty or changes, including recession or slowing growth, inflation, changes or uncertainty in fiscal, monetary, or trade policy, disruptions to capital markets and the banking system, currency fluctuations, higher interest rates, tighter credit, lower capital expenditures by businesses, including on IT infrastructure, increases in unemployment, labor shortages, and lower consumer confidence and spending, have in the past and/or could in the future have adverse, wide-ranging effects on our business and financial results, including:

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
•the insolvency of key suppliers, distributors, customers, cloud service providers, data center providers, licensing parties, or other third parties we rely on; reduced profitability may also cause some customers to scale back operations, exit businesses, or file for bankruptcy protection and potentially cease operations; lead to mergers, consolidations or strategic alliances among other companies, which could adversely affect our ability to compete effectively; and
•increased credit and collectability risks, higher borrowing costs or reduced availability of capital markets, reduced liquidity, adverse impacts on our suppliers, failures of counterparties including financial institutions and insurers, asset impairments, and declines in the value of our financial instruments. Adverse developments affecting financial institutions, such as bank failures, or concerns or speculation about similar events or risks, could lead to market-wide liquidity problems and other disruptions, which could impact our customers’ ability to fulfill their payment obligations to us, our vendors’ ability to fulfill their contractual obligations to us, or our ability to fulfill our own obligations.
Additionally, we maintain an investment portfolio of various holdings, types, and maturities. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by market downturns or events that affect global financial markets as described above. A majority of our investment portfolio comprises U.S. government securities. A decline in global financial markets for long periods or a downgrade of the U.S. government credit rating due to an actual or threatened default on government debt could result in higher interest rates, a decline in the value of the U.S. dollar, reduced market liquidity, or other adverse conditions. These factors could cause an unrealized or realized loss position in our investments or require us to record impairment charges.
Product, system security, and data protection breaches, as well as cyber-attacks, have the potential to disrupt our operations, reduce our expected revenue, increase our expenses, and significantly harm our business and reputation.
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
Individuals, groups of hackers and sophisticated organizations, including nation-states and nation-state-supported actors, and other threat actors now engage and are expected to continue to engage in cyber-attacks. Additionally, some actors are using AI technology to launch more automated, targeted and coordinated attacks. Due to geopolitical conflicts and during times of war or other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of cyber-attacks that could materially disrupt our ability to provide services and products. We may also face cybersecurity threats due to error or intentional misconduct by employees, contractors, or other third-party service providers. Furthermore, we rely on products and services provided by third-party suppliers to operate certain critical business systems, including without limitation, cloud-based infrastructure, encryption and authentication technology, employee email, and other functions, which exposes us to supply-chain attacks or other business disruptions. We cannot guarantee that third parties and infrastructure in our supply chain or our partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems, including our products and services, or the third-party information technology systems that support our services. We may also incorporate third party data into our AI algorithms or use open-source datasets to train our algorithms; these datasets may be flawed, insufficient, or contain certain biased information. We may have limited insight into the data privacy or security practices of third-party data suppliers for our AI algorithms. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. In addition, if one of our third-party suppliers suffers a security breach, our response may be limited or more difficult because we may not have direct access to their systems, logs and other information related to the security breach. Additionally, we are incorporated into the supply chain of a large number of entities worldwide and, as a result, if our products or services are compromised, a significant number of our customers and their data could be affected, which could result in potential liability and harm our business.
To defend against cyber-attacks, we must continuously engineer more secure products and enhance security and reliability features, which is expected to result in increased expenses. We must also continue to develop our security measures, including training programs and security awareness initiatives, to ensure our suppliers have appropriate security measures in place, and continue to meet the evolving security requirements of our customers, applicable industry standards, and government regulations. While we invest in training programs and security awareness initiatives and take steps to detect and remediate certain vulnerabilities that we have identified, we may not always be able to prevent threats or detect all vulnerabilities in our security controls, systems or software, including third-party software we have installed, as such threats and techniques change frequently and may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address identified vulnerabilities. These vulnerabilities could result in reputational and financial harm.
We hold confidential, sensitive, personal, and proprietary information, including information from partners and customers. Breaches of our security measures, along with reported or perceived vulnerabilities or unapproved dissemination of proprietary information or sensitive or confidential data about us or third parties could expose us and the parties affected to a risk of loss or misuse of this information, potentially resulting in litigation and subsequent liability, regulatory inquiries or actions, damage to our brand and reputation or other harm, including financial, to our business. For example, we hold proprietary game source code from third-party partners in our GFN service. Breaches of our GFN security measures, which have happened in the past, could expose our partners to a risk of loss or misuse of this source code, damage both us and our partners, and expose NVIDIA to potential litigation and liability. If we or a third party we rely on experience a security incident, which has occurred in the past, or are perceived to have experienced a security incident, we may experience adverse consequences, including government enforcement actions, additional reporting requirements and/or oversight, restrictions on processing data, litigation, indemnification obligations, reputational harm, diversion of funds, financial loss, loss of data, material disruptions in our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services, and other similar harms. Inability to fulfill orders, delayed sales, lower margins or lost customers as a result of these disruptions could adversely affect our financial results, stock price and reputation. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to harm our business.
Business disruptions could harm our operations, lead to a decline in revenue and increase our costs.
Our worldwide operations could be disrupted by natural disasters and extreme weather conditions, power or water shortages, telecommunications failures, supplier disruptions, terrorist attacks, or acts of violence, political and/or civil unrest, acts of war or other military actions, epidemics or pandemics, abrupt regulatory deterioration, and other natural or man-made disasters and catastrophic events. Our corporate headquarters, a large portion of our current data center capacity, and a portion of our research and development activities are located in California, and other critical business operations, finished goods inventory, and some of our suppliers are located in Asia, making our operations vulnerable to natural disasters such as earthquakes, wildfires, or other business disruptions occurring in these geographical areas. Catastrophic events can also have an impact on third-party vendors who provide us critical infrastructure services for IT and research and development systems and personnel. Geopolitical and domestic political developments and other events beyond our control, can increase economic volatility globally. Political instability, changes in government or adverse political developments in or around any of the major countries in which we do business would also likely harm our business, financial condition and results of operations. Worldwide geopolitical tensions and conflicts, including but not limited to China, Hong Kong, Israel, Korea and Taiwan where the manufacture of our product components and final assembly of our products are concentrated may result in changing regulatory requirements, and other disruptions that could impact our operations and operating strategies, product demand, access to global markets, hiring, and profitability. For example, other countries have restricted and may continue in the future to restrict business with the State of Israel, where we have engineering, sales support operations and manufacturing, and companies with Israeli operations, including by economic boycotts. Our operations could be harmed and our costs could increase if manufacturing, logistics or other operations are disrupted for any reason, including natural disasters, high heat events or water shortages, information technology system failures, military actions or economic, business, labor, environmental, public health, or political issues. The ultimate impact on us, our third-party foundries and other suppliers of being located and consolidated in certain geographical areas is unknown. In the event a disaster, war or catastrophic event affects us, the third-party systems on which we rely, or our customers, our business could be harmed as a result of declines in revenue, increases in expenses, and substantial expenditures and time spent to fully resume operations. All of these risks and conditions could materially adversely affect our future sales and operating results.
Additionally, interruptions or delays in services from cloud service providers, data center co-location partners, and other third parties on which we rely for any reason, including the events described above or other events such as the insolvency of these parties, could impair our ability to provide our products and services and harm our business. As we increase our reliance on these third-party systems and services, our exposure to damage from service interruptions, defects, disruptions, outages and other performance and quality problems may increase.
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
Our business and those of our suppliers and customers may also be subject to climate-related laws, regulations and lawsuits. Regulations relating to carbon taxes, fuel or energy taxes, and pollution limits, such as proposed SEC rules and the EU Corporate Sustainability Reporting Directive, could result in greater direct costs, including costs associated with changes to manufacturing processes or the procurement of raw materials used in manufacturing processes, increased capital expenditures to improve facilities and equipment, and higher compliance and energy costs to reduce emissions, other compliance costs, as well as greater indirect costs resulting from our customers and/or suppliers incurring additional compliance costs that are passed on to us. These costs and restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter our operations and product design activities. Stakeholder groups may find us insufficiently responsive to the implications of climate change, and therefore we may face legal action or reputational harm. We may not achieve our stated goals to source 100% of our global electricity use from renewable energy by the end of fiscal year 2025 and annually thereafter and to engage manufacturing suppliers comprising at least 67% of our scope 3 category 1 greenhouse gas emissions with the goal of effecting supplier adoption of science-based targets aligned with limiting temperature rise to 1.5 degrees Celsius by the end of fiscal year 2026, which could harm our reputation, or we may incur additional, unexpected costs to achieve such goals. We may also experience contractual disputes due to supply chain delays arising from climate change-related disruptions, which could result in increased litigation and costs.

We also face risks related to business trends that may be influenced by climate change concerns. Our business could be negatively impacted by decreased demand for computationally powerful but energy intensive products, such as our GPUs, despite their energy efficient design and operation, and/or by increased consumer or customer expectations around the energy efficiency of our products.
We receive a significant amount of our revenue from a limited number of customers and our revenue could be adversely affected if we lose or are prevented from selling to any of these customers.
We receive a significant amount of our revenue from a limited number of customers within our distribution and partner network. With several of these distributors and partners, we are selling multiple target market platforms through their channels. Our operating results depend on sales within our partner network, as well as the ability of these partners to sell products that incorporate our processors. In the future, these partners may decide to purchase fewer products, not to incorporate our products into their ecosystem, or to alter their purchasing patterns in some other way. Because most of our sales are made on a purchase order basis, our customers can generally cancel, change or delay product purchase commitments with little notice to us and without penalty. Our partners or customers may develop their own solutions; our customers may purchase products from our competitors; and our partners may discontinue sales or lose market share in the markets for which they purchase our products, all of which may alter partners’ or customers’ purchasing patterns. Our estimated Compute & Networking end customer demand is concentrated among a few large cloud service providers and consumer internet companies. Some of these large companies do not purchase directly from us but often purchase through several system builders and channel partners. We expect this trend will continue. If end demand increases or our finished goods supply availability is concentrated near a quarter end, the system builders and channel partners may have limited ability to increase their credit, which could impact the timing and amount of our revenue. The loss of any of our large customers, a significant reduction in purchases by them, our inability to sell to a customer due to U.S. or other countries’ trade restrictions, or any difficulties in collecting accounts receivable would likely harm our financial condition and results of operations.
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
•our ability to comply with our contractual obligations to customers;
•our extended payment term arrangements with certain customers, the inability of some customers to make required payments, our ability to obtain credit insurance for customers with extended payment terms, and customer bad debt write-offs;
•our vendors' payment requirements;
•unanticipated costs associated with environmental liabilities; and
•changes in financial accounting standards or interpretations of existing standards.
Any of the factors discussed above could prevent us from achieving our anticipated financial results. For example, we have granted and may continue to grant extended payment terms to some customers, particularly during macroeconomic downturns, which could impact our ability to collect payment. Our vendors have requested and may continue to ask for shorter payment terms, which may impact our cash flow generation. These arrangements reduce the cash we have available for general business operations. In addition, the timing of our operating expenses and investments may lag our revenue growth, creating volatility or periods where current profitability may not be sustainable. Failure to meet our expectations or the expectations of our investors or security analysts is likely to cause our stock price to decline, as it has in the past, or experience substantial price volatility.

Our operations could be affected by the complex laws, rules and regulations to which our business is subject, and political and other actions may adversely impact our business.
We are subject to laws and regulations domestically and worldwide, affecting our operations in areas including, but not limited to, IP ownership and infringement; taxes; import and export requirements and tariffs; anti-corruption, including the Foreign Corrupt Practices Act; business acquisitions; foreign exchange controls and cash repatriation restrictions; data privacy requirements; competition and antitrust; advertising; employment; product regulations; cybersecurity; environmental, health, and safety requirements; the responsible use of AI; climate change; cryptocurrency; and consumer laws. Compliance with such requirements can be onerous and expensive, could impact our competitive position, and may negatively impact our business operations and ability to manufacture and ship our products. There can be no assurance that our employees, contractors, suppliers, customers or agents will not violate applicable laws or the policies, controls, and procedures that we have designed to help ensure compliance with such laws, and violations could result in fines, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Changes to the laws, rules and regulations to which we are subject, or changes to their interpretation and enforcement, could lead to materially greater compliance and other costs and/or further restrictions on our ability to manufacture and supply our products and operate our business. For example, we may face increased compliance costs as a result of changes or increases in antitrust legislation, regulation, administrative rule making, increased focus from regulators on cybersecurity vulnerabilities and risks, and enforcement activity resulting from growing public concern over concentration of economic power in corporations. Revisions to laws or regulations or their interpretation and enforcement could also result in increased taxation, trade sanctions, the imposition of or increase to import duties or tariffs, restrictions and controls on imports or exports, or other retaliatory actions, which could have an adverse effect on our business plans or impact the timing of our shipments. Additionally, changes in the public perception of governments in the regions where we operate or plan to operate could negatively impact our business and results of operations.
Government actions, including trade protection and national security policies of U.S. and foreign government bodies, such as tariffs, import or export regulations, including deemed export restrictions and restrictions on the activities of U.S. persons, trade and economic sanctions, decrees, quotas or other trade barriers and restrictions could affect our ability to ship products, provide services to our customers and employees, do business without an export license with entities on the U.S. Department of Commerce’s U.S. Entity List or other U.S. government restricted parties lists (which is expected to change from time to time), and generally fulfill our contractual obligations and have a material adverse effect on our business. If we were ever found to have violated export control laws or sanctions of the U.S. or similar applicable non-U.S. laws, even if the violation occurred without our knowledge, we may be subject to various penalties available under the laws, any of which could have a material and adverse impact on our business, operating results and financial condition.
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
The increasing focus on the risks and strategic importance of AI technologies has already resulted in regulatory restrictions that target products and services capable of enabling or facilitating AI, and may in the future result in additional restrictions impacting some or all of our product and service offerings.
Concerns regarding third-party use of AI for purposes contrary to local governmental interests, including concerns relating to the misuse of AI applications, models, and solutions, could result in unilateral or multilateral restrictions on products that can be used for training, refining, and deploying large language models. Such restrictions could limit the ability of downstream customers and users worldwide to acquire, deploy, and use systems that include our products, software, and services, and negatively impact our business and financial results.
Such restrictions could include additional unilateral or multilateral export controls on certain products or technology, including but not limited to AI technologies. As geopolitical tensions have increased, semiconductors associated with AI, including GPUs and associated products, are increasingly the focus of export control restrictions proposed by stakeholders in the U.S. and its allies, and it is likely that additional unilateral or multilateral controls will be adopted. Such controls may be very broad in scope and application, prohibit us from exporting our products to any or all customers in one or more markets, including but not limited to China, and could negatively impact our manufacturing, testing, and warehousing locations and options, or could impose other conditions that limit our ability to serve demand abroad and could negatively and materially impact our business, revenue, and financial results. Export controls targeting GPUs and semiconductors associated with AI, which are increasingly likely, would restrict our ability to export our technology, products, or services even though competitors may not be subject to similar restrictions, creating a competitive disadvantage for us and negatively impacting our business and financial results. Potential export controls targeting GPUs and semiconductors associated with AI may also subject downstream users of our products to additional restrictions on the use, resale, repair, or transfer of our products, negatively impacting our business and financial results. Controls could negatively impact our cost and/or ability to provide services such as NVIDIA AI cloud services and could impact the cost and/or ability of our cloud customers to provide services to their end customers, even outside China.
Export controls could disrupt our supply chain and distribution channels even for our gaming products, negatively impacting our ability to serve demand, even in markets outside China. Even the possibility of additional export controls may negatively impact demand for our products, benefitting competitors that offer alternatives less likely to be restricted by further controls. Repeated changes in the export control rules are likely to impose compliance burdens on our business and our customers, negatively and materially impacting our business.
Increasing use of economic sanctions and export controls may also impact demand for our products or services, negatively impacting our business and financial results. Additional unilateral or multilateral controls are also likely to include deemed export control limitations that negatively impact the ability of our research and development teams to execute our roadmap or other objectives in a timely manner. Additional export restrictions may not only impact our ability to serve overseas markets, but also provoke responses from foreign governments, including China, that negatively impact our supply chain or our ability to provide our products and services to customers in all markets worldwide, which could also substantially reduce our revenue.
During the third quarter of fiscal year 2023, the USG announced export restrictions and export licensing requirements targeting China’s semiconductor and supercomputing industries. These restrictions impact exports of certain chips, as well as software, hardware, equipment, and technology used to develop, produce, and manufacture certain chips, to China (including Hong Kong and Macau) and Russia, and specifically impact our A100 and H100 integrated circuits, DGX or any other systems or boards which incorporate A100 or H100 integrated circuits. The license requirements also apply to any future NVIDIA integrated circuit achieving certain peak performance and chip-to-chip I/O performance thresholds, as well as any system or board that includes those circuits. There are also now licensing requirements to export a wide array of products, including networking products, destined for certain end users and for certain end uses in China.
Following the 2022 export controls, we transitioned some operations, including certain testing, validation, and supply and distribution operations out of China and Hong Kong. Any future transitions could be costly and time consuming, and adversely affect our research and development and supply and distribution operations, as well as our revenue, during any such transition period.
We have sold alternative products in China not subject to the license requirements, such as our A800 or H800 offerings. To the extent that a customer requires products covered by the license requirements, we may seek a license for the customer but have no assurance that the USG will grant any exemptions or licenses for any customer, or that the USG will act on them in a timely manner. The requirements have a disproportionate impact on NVIDIA and may disadvantage NVIDIA against certain of our competitors who sell products that are not subject to the new restrictions or may be able to acquire licenses for their products.
Management of these new license and other requirements is complicated and time consuming. Our results and competitive position may be harmed if there are further changes in the USG’s export controls, if customers in China do not want to purchase our alternative product offerings, if customers purchase product from competitors, if customers develop their own internal solution, if we are unable to provide contractual warranty or other extended service obligations, if the USG does not grant licenses in a timely manner or denies licenses to significant customers, or if we incur significant transition costs. Additionally, if we are unable to sell our alternative product offerings in China, we may have excess inventory, harming our results. Even if the USG grants any requested licenses, the licenses may be temporary or impose burdensome conditions that we cannot or choose not to fulfill. The new requirements may benefit certain of our competitors, as the licensing process will make our pre-sale and post-sale technical support efforts more cumbersome and less certain, and encourage customers in China to pursue alternatives to our products, including semiconductor suppliers based in China, Europe, and Israel. Given the increasing strategic importance of AI and rising geopolitical tensions, the USG may unilaterally change the export control rules at any time and subject a wide range of our products, including but not limited to A800, H800, and gaming products such as RTX 4090, to export restrictions and licensing requirements, negatively impacting our business and financial results. In the event of such change, we may be unable to sell our inventory of such products and may be unable to develop replacement products not subject to the license requirements, effectively excluding us from all or part of the China market. For example, the USG has been under pressure from some commentators to impose strict conditions for export, such as requirements that every GPU above a certain capability include tamper-proof means to automatically detect the configuration and use of a system as well as an “auto-kill” or “auto-throttle” mechanism that would disable or impair GPUs if certain system or use conditions are detected. Such restrictions would be infeasible, and if imposed by the USG, would be tantamount to a blanket export control on products exceeding the thresholds. Export controls restricting our gaming products, such as RTX 4090, may disrupt a significant portion of our supply and distribution chain and negatively impact sales of such products to markets outside China, including the U.S. and Europe. Export controls may disrupt our supply and distribution chain for a substantial portion of our products, which are warehoused in and distributed from Hong Kong. Export controls restricting our ability to sell datacenter GPUs may also negatively impact demand for our networking products used in servers containing our GPUs. Any new control that impacts a wide range of our products, including but not limited to A800, H800, and RTX4090 would likely have a disproportionate impact on NVIDIA and may disadvantage us against certain of our competitors that sell chips that are outside the scope of such control. Excessive or shifting export controls may also encourage customers outside China to “design-out” U.S. semiconductors from their products to reduce the compliance burden and risk, and to ensure that they are able to serve markets worldwide. As a result, excessive or shifting export controls may negatively impact demand for our products and services not only in China, but also in other markets, such as Europe, Latin America, and Southeast Asia. Excessive or shifting export controls increase the risk of investing in U.S. advanced semiconductor products, because by the time a new product is ready for market, it may be subject to new unilateral export controls restricting its sale. At the same time, such controls may increase investment in foreign competitors, which would be less likely to be restricted by U.S. controls.
Additionally, restrictions imposed by the Chinese government on the duration of gaming activities and access to games may adversely affect our Gaming revenue, and increased oversight of digital platform companies may adversely affect our Data Center revenue. The Chinese government may impose restrictions on the sale to certain end customers of our products, or any products containing components made by our partners and suppliers. For example, the Chinese government recently announced restrictions relating to certain sales of products containing certain products made by Micron, a supplier of ours. Further restrictions on our products or the products of our suppliers could negatively impact our business and financial results.
Finally, our business depends on our ability to receive consistent and reliable supply from our overseas partners, especially in Taiwan. Any new restrictions that negatively impact our ability to receive supply of components, parts, or services from Taiwan, would negatively impact our business and financial results.
Issues relating to the responsible use of our technologies, including AI in our offerings, may result in reputational or financial harm and liability.
Concerns relating to the responsible use of new and evolving technologies, such as AI, in our products and services may result in reputational or financial harm and liability, and may cause us to incur costs to resolve such issues. We are increasingly building AI capabilities into many of our products and services and we also offer stand-alone AI applications. AI poses emerging ethical issues and presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences or are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, or if we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI models and systems offered through our sales channels, we may experience brand or reputational harm, competitive harm or legal liability. Complying with multiple regulations from different jurisdictions related to AI could increase our cost of doing business or may change the way that we operate in certain jurisdictions. Compliance with government regulation in the area of AI use and ethics may also increase the cost of related research and development, and changes in AI-related regulation could disproportionately impact and disadvantage us and require us to change our business practices, which may negatively impact our financial results. Our failure to address concerns relating to the responsible use of AI by us or others could undermine public confidence in AI and slow adoption of AI in our products and services or cause reputational harm.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On May 23, 2022, our Board of Directors increased and extended our share repurchase program to repurchase additional common stock up to a total of $15 billion through December 2023. Since the inception of our share repurchase program, we have repurchased an aggregate of 1.10 billion shares for a total cost of $17.12 billion through April 30, 2023. As of April 30, 2023, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $7.23 billion through December 2023. We did not repurchase any shares during the first quarter of fiscal year 2024.
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
In the first quarter of fiscal year 2024, we paid $99 million in quarterly cash dividends. Our cash dividend program and the payment of future cash dividends under that program are subject to our Board of Directors' continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.
Restricted Stock Unit Share Withholding
We also withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our employee equity incentive program. During the first quarter of fiscal year 2024, we withheld approximately 2 million shares for a total value of $507 million.
Recent Sales of Unregistered Securities and Use of Proceeds
On February 9, 2023, we issued a total of 74,840 shares of our common stock as consideration in connection with an acquisition in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
3.1	Bylaws of NVIDIA Corporation, Amended and Restated as of March 2, 2023	8-K	000-23985	3.1	3/8/2023
10.1+	Variable Compensation Plan - Fiscal Year 2024	8-K	000-23985	10.1	3/8/2023
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Date: May 26, 2023

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)