Form 10-Q
period 2023-07-30
NVIDIA CORP
filed 2023-08-28
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-23985

NVIDIA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3177549
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2788 San Tomas Expressway, Santa Clara, California	95051
(Address of principal executive offices)	(Zip Code)

(408) 486-2000
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NVDA	The Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.001 par value, outstanding as of August 18, 2023, was 2.47 billion.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JULY 30, 2023
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2023	2022	2023	2022

Revenue	$13,507	$6,704	$20,699	$14,992
Cost of revenue	4,045	3,789	6,589	6,646
Gross profit	9,462	2,915	14,110	8,346
Operating expenses
Research and development	2,040	1,824	3,916	3,443
Sales, general and administrative	622	592	1,253	1,183
Acquisition termination cost	—	—	—	1,353
Total operating expenses	2,662	2,416	5,169	5,979
Operating income	6,800	499	8,941	2,367
Interest income	187	46	338	64
Interest expense	(65)	(65)	(131)	(132)
Other, net	59	(5)	42	(19)
Other income (expense), net	181	(24)	249	(87)
Income before income tax	6,981	475	9,190	2,280
Income tax expense (benefit)	793	(181)	958	6
Net income	$6,188	$656	$8,232	$2,274

Net income per share:
Basic	$2.50	$0.26	$3.33	$0.91
Diluted	$2.48	$0.26	$3.30	$0.90

Weighted average shares used in per share computation:
Basic	2,473	2,495	2,472	2,500
Diluted	2,499	2,516	2,495	2,526

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2023	2022	2023	2022

Net income	$6,188	$656	$8,232	$2,274
Other comprehensive loss, net of tax
Available-for-sale securities:
Net change in realized gain (loss)	(11)	(12)	7	(35)
Reclassification adjustments for net realized gain included in net income	—	1	—	1
Net change in unrealized gain (loss)	(11)	(11)	7	(34)
Cash flow hedges:
Net unrealized gain (loss)	22	(2)	8	(30)
Reclassification adjustments for net realized loss included in net income	(12)	(13)	(23)	(15)
Net change in unrealized gain (loss)	10	(15)	(15)	(45)
Other comprehensive loss, net of tax	(1)	(26)	(8)	(79)
Total comprehensive income	$6,187	$630	$8,224	$2,195

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	July 30,	January 29,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$5,783	$3,389
Marketable securities	10,240	9,907
Accounts receivable, net	7,066	3,827
Inventories	4,319	5,159
Prepaid expenses and other current assets	1,389	791
Total current assets	28,797	23,073
Property and equipment, net	3,799	3,807
Operating lease assets	1,235	1,038
Goodwill	4,430	4,372
Intangible assets, net	1,395	1,676
Deferred income tax assets	5,398	3,396
Other assets	4,501	3,820
Total assets	$49,555	$41,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,929	$1,193
Accrued and other current liabilities	7,156	4,120
Short-term debt	1,249	1,250
Total current liabilities	10,334	6,563
Long-term debt	8,456	9,703
Long-term operating lease liabilities	1,041	902
Other long-term liabilities	2,223	1,913
Total liabilities	22,054	19,081
Commitments and contingencies - see Note 13
Shareholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	12,629	11,971
Accumulated other comprehensive loss	(51)	(43)
Retained earnings	14,921	10,171
Total shareholders' equity	27,501	22,101
Total liabilities and shareholders' equity	$49,555	$41,182

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JULY 30, 2023 AND JULY 31, 2022
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
(In millions, except per share data)	Shares	Amount
Balances, April 30, 2023	2,473	$2	$12,453	$(50)	$12,115	$24,520
Net income	—	—	—	—	6,188	6,188
Other comprehensive loss	—	—	—	(1)	—	(1)
Issuance of common stock from stock plans	5	—	1	—	—	1
Tax withholding related to vesting of restricted stock units	(1)	—	(672)	—	—	(672)
Shares repurchased	(8)	—	(1)	—	(3,283)	(3,284)
Cash dividends declared and paid ($0.04 per common share)	—	—	—	—	(99)	(99)
Stock-based compensation	—	—	848	—	—	848
Balances, July 30, 2023	2,469	$2	$12,629	$(51)	$14,921	$27,501
Balances, May 1, 2022	2,504	$3	$10,623	$(64)	$15,758	$26,320
Net income	—	—	—	—	656	656
Other comprehensive loss	—	—	—	(26)	—	(26)
Issuance of common stock from stock plans	6	—	1	—	—	1
Tax withholding related to vesting of restricted stock units	(2)	—	(299)	—	—	(299)
Shares repurchased	(19)	(1)	(1)	—	(3,343)	(3,345)
Cash dividends declared and paid ($0.04 per common share)	—	—	—	—	(100)	(100)
Stock-based compensation	—	—	644	—	—	644
Balances, July 31, 2022	2,489	$2	$10,968	$(90)	$12,971	$23,851
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JULY 30, 2023 AND JULY 31, 2022
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
(In millions, except per share data)	Shares	Amount
Balances, January 29, 2023	2,466	$2	$11,971	$(43)	$10,171	$22,101
Net income	—	—	—	—	8,232	8,232
Other comprehensive loss	—	—	—	(8)	—	(8)
Issuance of common stock from stock plans	14	—	247	—	—	247
Tax withholding related to vesting of restricted stock units	(3)	—	(1,179)	—	—	(1,179)
Shares repurchased	(8)	—	(1)	—	(3,283)	(3,284)
Cash dividends declared and paid ($0.08 per common share)	—	—	—	—	(199)	(199)
Stock-based compensation	—	—	1,591	—	—	1,591
Balances, July 30, 2023	2,469	$2	$12,629	$(51)	$14,921	$27,501
Balances, January 30, 2022	2,506	$3	$10,385	$(11)	$16,235	$26,612
Net income	—	—	—	—	2,274	2,274
Other comprehensive loss	—	—	—	(79)	—	(79)
Issuance of common stock from stock plans	15	—	205	—	—	205
Tax withholding related to vesting of restricted stock units	(4)	—	(837)	—	—	(837)
Shares repurchased	(28)	(1)	(2)	—	(5,338)	(5,341)
Cash dividends declared and paid ($0.08 per common share)	—	—	—	—	(200)	(200)
Stock-based compensation	—	—	1,217	—	—	1,217
Balances, July 31, 2022	2,489	$2	$10,968	$(90)	$12,971	$23,851
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	July 30,	July 31,
	2023	2022
Cash flows from operating activities:
Net income	$8,232	$2,274
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,576	1,226
Depreciation and amortization	749	712
(Gains) losses on investments in non-affiliates, net	(45)	24
Deferred income taxes	(1,881)	(985)
Acquisition termination cost	—	1,353
Other	(102)	18
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,239)	(668)
Inventories	861	(1,285)
Prepaid expenses and other assets	(592)	(1,554)
Accounts payable	789	559
Accrued and other current liabilities	2,675	1,267
Other long-term liabilities	236	60
Net cash provided by operating activities	9,259	3,001
Cash flows from investing activities:
Proceeds from maturities of marketable securities	5,111	10,983
Proceeds from sales of marketable securities	—	1,731
Purchases of marketable securities	(5,343)	(7,576)
Purchases related to property and equipment and intangible assets	(537)	(794)
Acquisitions, net of cash acquired	(83)	(49)
Investments and other, net	(435)	(65)
Net cash provided by (used in) investing activities	(1,287)	4,230
Cash flows from financing activities:
Proceeds related to employee stock plans	247	205
Payments related to repurchases of common stock	(3,067)	(5,341)
Repayment of debt	(1,250)	—
Payments related to tax on restricted stock units	(1,179)	(837)
Dividends paid	(199)	(200)
Principal payments on property and equipment and intangible assets	(31)	(36)
Other	—	1
Net cash used in financing activities	(5,479)	(6,208)
Change in cash, cash equivalents, and restricted cash	2,493	1,023
Cash, cash equivalents, and restricted cash at beginning of period	3,389	1,990
Cash, cash equivalents, and restricted cash at end of period	$5,882	$3,013
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheet:
Cash and cash equivalents	$5,783	$3,013
Restricted cash, included in prepaid expenses and other current assets	99	—
Total cash, cash equivalents, and restricted cash	$5,882	$3,013
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$328	$1,108
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
Fiscal Year
We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2024 and 2023 are both 52-week years. The second quarters of fiscal years 2024 and 2023 were both 13-week quarters.
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
In February 2023, we completed an assessment of the useful lives of our property, plant, and equipment. Based on advances in technology and usage rate, we increased the estimated useful life of a majority of our server, storage, and network equipment from three to a range of four to five years, and our assembly and test equipment from five to seven years. This change in accounting estimate became effective at the beginning of fiscal year 2024. Based on the carrying amounts of a majority of our server, storage, network, and assembly and test equipment, net, in use as of the end of fiscal year 2023, the effect of this change in estimate for the three months ended July 30, 2023 was a benefit of $5 million and $28 million for cost of revenue and operating expenses, respectively, which resulted in an increase in operating income of $33 million and net income of $27 million after tax, or $0.01 per both basic and diluted share. The effect of this change in estimate for the first half of fiscal year 2024 was a benefit of $7 million and $59 million for

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

cost of revenue and operating expenses, respectively, which resulted in an increase in operating income of $66 million and net income of $55 million after tax, or $0.02 per both basic and diluted share.
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
Future minimum lease payments under our non-cancelable operating leases as of July 30, 2023 are as follows:

Operating Lease Obligations
(In millions)
Fiscal Year:
2024 (excluding first half of fiscal year 2024)	$134
2025	249
2026	227
2027	211
2028	191
2029 and thereafter	415
Total	1,427
Less imputed interest	178
Present value of net future minimum lease payments	1,249
Less short-term operating lease liabilities	208
Long-term operating lease liabilities	$1,041
In addition, we have operating leases, primarily for our data centers, that are expected to commence between the third quarter of fiscal year 2024 and the end of fiscal year 2025 with lease terms of 3 to 8 years for $205 million.
Operating lease expenses were $67 million and $47 million for the second quarter of fiscal years 2024 and 2023, respectively, and $126 million and $90 million for the first half of fiscal years 2024 and 2023, respectively. Short-term and variable lease expenses for the second quarter and first half of fiscal years 2024 and 2023 were not significant.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other information related to leases was as follows:

	Six Months Ended
	July 30, 2023	July 31, 2022

	(In millions)
Supplemental cash flows information
Operating cash flows used for operating leases	$135	$91
Operating lease assets obtained in exchange for lease obligations	$299	$98
As of July 30, 2023, our operating leases had a weighted average remaining lease term of 6.5 years and a weighted average discount rate of 3.47%. As of January 29, 2023, our operating leases had a weighted average remaining lease term of 6.8 years and a weighted average discount rate of 3.21%.
Note 4 - Stock-Based Compensation
Our stock-based compensation expense is associated with restricted stock units, or RSUs, performance stock units that are based on our corporate financial performance targets, or PSUs, performance stock units that are based on market conditions, or market-based PSUs, and our employee stock purchase plan, or ESPP.
Our Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts allocated to inventory, as follows:

	Three Months Ended		Six Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022

	(In millions)
Cost of revenue	$31	$38	$58	$76
Research and development	600	452	1,124	836
Sales, general and administrative	211	159	394	315
Total	$842	$649	$1,576	$1,227
Equity Award Activity
The following is a summary of our equity award transactions under our equity incentive plans:

	RSUs, PSUs, and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

	(In millions, except per share data)
Balances, January 29, 2023	45	$158.45
Granted	13	$359.70
Vested restricted stock	(11)	$127.12
Canceled and forfeited	(1)	$194.70
Balances, July 30, 2023	46	$219.47
As of July 30, 2023, there was $9.69 billion of aggregate unearned stock-based compensation expense. This amount is expected to be recognized over a weighted average period of 2.7 years for RSUs, PSUs, and market-based PSUs, and 1.0 year for ESPP.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5 – Net Income Per Share
The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2023	2022	2023	2022

	(In millions, except per share data)
Numerator:
Net income	$6,188	$656	$8,232	$2,274
Denominator:
Basic weighted average shares	2,473	2,495	2,472	2,500
Dilutive impact of outstanding equity awards	26	21	23	26
Diluted weighted average shares	2,499	2,516	2,495	2,526
Net income per share:
Basic (1)	$2.50	$0.26	$3.33	$0.91
Diluted (2)	$2.48	$0.26	$3.30	$0.90
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	10	33	14	25
(1)    Calculated as net income divided by basic weighted average shares.
(2)    Calculated as net income divided by diluted weighted average shares.
Note 6 – Income Taxes
Income tax was an expense of $793 million and $958 million for the second quarter and first half of fiscal year 2024, respectively, a benefit of $181 million for the second quarter of fiscal year 2023, and an expense of $6 million for the first half of fiscal year 2023. The income tax as a percentage of income before income tax was an expense of 11.4% and 10.4% for the second quarter and first half of fiscal year 2024, respectively, a benefit of 38.0% for the second quarter of fiscal year 2023, and an expense of 0.3% for the first half of fiscal year 2023.
The increase in the effective tax rate was primarily due to a decreased impact of tax benefits from the foreign-derived intangible income deduction, stock-based compensation, and the U.S. federal research tax credit, relative to the increase in income before income tax.
Our effective tax rates for the first half of fiscal years 2024 and 2023 were lower than the U.S. federal statutory rate of 21% due to tax benefits from the foreign-derived intangible income deduction, stock-based compensation and the U.S. federal research tax credit.
For the first half of fiscal year 2024, there were no material changes to our tax years that remain subject to examination by major tax jurisdictions. We are currently under examination by the Internal Revenue Service for our fiscal years 2018 and 2019. Additionally, there have been no material changes to our unrecognized tax benefits and any related interest or penalties since the fiscal year ended January 29, 2023.
While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon review, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of July 30, 2023, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next 12 months.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7 - Cash Equivalents and Marketable Securities
Our cash equivalents and marketable securities related to debt securities are classified as “available-for-sale” debt securities.
The following is a summary of cash equivalents and marketable securities:

	July 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	$5,990	$1	$(13)	$5,978	$2,149	$3,829
Debt securities issued by the U.S. Treasury	3,716	—	(31)	3,685	—	3,685
Debt securities issued by U.S. government agencies	2,903	—	(4)	2,899	647	2,252
Money market funds	2,348	—	—	2,348	2,348	—
Certificates of deposit	690	—	—	690	265	425
Foreign government bonds	248	—	—	248	199	49
Total	$15,895	$1	$(48)	$15,848	$5,608	$10,240

	January 29, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	$4,809	$—	$(12)	$4,797	$1,087	$3,710
Debt securities issued by the U.S. Treasury	4,185	1	(44)	4,142	—	4,142
Debt securities issued by U.S. government agencies	1,836	—	(2)	1,834	50	1,784
Money market funds	1,777	—	—	1,777	1,777	—
Certificates of deposit	365	—	—	365	134	231
Foreign government bonds	140	—	—	140	100	40
Total	$13,112	$1	$(58)	$13,055	$3,148	$9,907

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables provide the breakdown of unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	July 30, 2023
	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(In millions)
Debt securities issued by the U.S. Treasury	$1,595	$(16)	$1,375	$(15)	$2,970	$(31)
Corporate debt securities	1,379	(9)	802	(4)	2,181	(13)
Debt securities issued by U.S. government agencies	2,223	(4)	—	—	2,223	(4)
Total	$5,197	$(29)	$2,177	$(19)	$7,374	$(48)

	January 29, 2023
	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(In millions)
Debt securities issued by the U.S. Treasury	$2,444	$(21)	$1,172	$(23)	$3,616	$(44)
Corporate debt securities	1,188	(7)	696	(5)	1,884	(12)
Debt securities issued by U.S. government agencies	1,307	(2)	—	—	1,307	(2)
Total	$4,939	$(30)	$1,868	$(28)	$6,807	$(58)
The gross unrealized losses are related to fixed income securities, driven primarily by changes in interest rates. Net realized gains and losses were not significant for all periods presented.
The amortized cost and estimated fair value of cash equivalents and marketable securities are shown below by contractual maturity.

	July 30, 2023		January 29, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(In millions)
Less than one year	$12,613	$12,592	$9,738	$9,708
Due in 1 - 5 years	3,282	3,256	3,374	3,347
Total	$15,895	$15,848	$13,112	$13,055
Restricted cash was $99 million as of July 30, 2023 and primarily represented amounts due to employees.

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

		Fair Value at
	Pricing Category	July 30, 2023	January 29, 2023

		(In millions)
Assets
Cash equivalents and marketable securities:
Money market funds	Level 1	$2,348	$1,777
Corporate debt securities	Level 2	$5,978	$4,797
Debt securities issued by the U.S. Treasury	Level 2	$3,685	$4,142
Debt securities issued by U.S. government agencies	Level 2	$2,899	$1,834
Certificates of deposit	Level 2	$690	$365
Foreign government bonds	Level 2	$248	$140
Other assets (Investments in non-affiliated entities):
Publicly-held equity securities	Level 1	$124	$11
Privately-held equity securities	Level 3	$676	$288

Liabilities (1)
0.309% Notes Due 2023	Level 2	$—	$1,230
0.584% Notes Due 2024	Level 2	$1,199	$1,185
3.20% Notes Due 2026	Level 2	$959	$966
1.55% Notes Due 2028	Level 2	$1,089	$1,099
2.85% Notes Due 2030	Level 2	$1,355	$1,364
2.00% Notes Due 2031	Level 2	$1,042	$1,044
3.50% Notes Due 2040	Level 2	$848	$870
3.50% Notes Due 2050	Level 2	$1,609	$1,637
3.70% Notes Due 2060	Level 2	$406	$410

(1)    These liabilities are carried on our Condensed Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount and issuance costs.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9 - Amortizable Intangible Assets and Goodwill
The components of our amortizable intangible assets are as follows:

	July 30, 2023			January 29, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In millions)
Acquisition-related intangible assets	$2,642	$(1,448)	$1,194	$3,093	$(1,614)	$1,479
Patents and licensed technology	453	(252)	201	446	(249)	197
Total intangible assets	$3,095	$(1,700)	$1,395	$3,539	$(1,863)	$1,676
Amortization expense associated with intangible assets was $146 million and $327 million for the second quarter and first half of fiscal year 2024, respectively, and $182 million and $336 million for the second quarter and first half of fiscal year 2023, respectively.
The following table outlines the estimated future amortization expense related to the net carrying amount of intangible assets as of July 30, 2023:

Future Amortization Expense
(In millions)
Fiscal Year:
2024 (excluding first half of fiscal year 2024)	$288
2025	554
2026	259
2027	149
2028	36
2029 and thereafter	109
Total	$1,395
In the first half of fiscal year 2024, goodwill increased by $58 million from an acquisition, and was assigned to our Compute & Networking segment.
Note 10 - Balance Sheet Components
Certain balance sheet components are as follows:

	July 30,	January 29,
	2023	2023

Inventories (1):	(In millions)
Raw materials	$1,632	$2,430
Work in-process	1,058	466
Finished goods	1,629	2,263
Total inventories	$4,319	$5,159
(1)    During the second quarter of fiscal years 2024 and 2023, we recorded an inventory provision of approximately $343 million and $570 million, respectively, in cost of revenue.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	July 30,	January 29,
	2023	2023

Other Assets:	(In millions)
Prepaid supply and capacity agreements (1)	$3,008	$2,989
Investments in non-affiliated entities	800	299
Prepaid royalties	375	387
Prepaid cloud services	170	23
Other	148	122
Total other assets	$4,501	$3,820
(1)    As of July 30, 2023 and January 29, 2023, there were $799 million and $458 million of short-term prepaid supply and capacity agreements included in Prepaid expenses and other current assets, respectively.

	July 30,	January 29,
	2023	2023

Accrued and Other Current Liabilities:	(In millions)
Taxes payable	$2,803	$467
Customer program accruals	1,482	1,196
Excess inventory purchase obligations (1)	870	954
Accrued payroll and related expenses	642	530
Deferred revenue (2)	421	354
Unsettled share repurchases	217	—
Operating leases	208	176
Product warranty and return provisions	168	108
Licenses and royalties	144	149
Other	201	186
Total accrued and other current liabilities	$7,156	$4,120
(1)    During the second quarter of fiscal years 2024 and 2023, we recorded an expense of approximately $232 million and $650 million, respectively, in cost of revenue for inventory purchase obligations in excess of our current demand projections, and cancellation and underutilization penalties.
(2)    Deferred revenue primarily includes customer advances and deferrals related to license and development arrangements, support for hardware and software, and cloud services.

	July 30,	January 29,
	2023	2023

Other Long-Term Liabilities:	(In millions)
Income tax payable (1)	$1,350	$1,204
Deferred income tax	373	247
Deferred revenue (2)	308	218
Licenses payable	127	181
Other	65	63
Total other long-term liabilities	$2,223	$1,913
(1)    Income tax payable is comprised of the long-term portion of the one-time transition tax payable, unrecognized tax benefits, and related interest and penalties.
(2)    Deferred revenue primarily includes deferrals related to support for hardware and software.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Deferred Revenue
The following table shows the changes in deferred revenue during the first half of fiscal years 2024 and 2023:

	July 30,	July 31,
	2023	2022

	(In millions)
Balance at beginning of period	$572	$502
Deferred revenue additions during the period	713	399
Revenue recognized during the period	(556)	(341)
Balance at end of period	$729	$560
Revenue allocated to remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, was $717 million as of July 30, 2023. We expect to recognize approximately 44% of this revenue over the next twelve months and the remainder thereafter. This excludes revenue related to performance obligations for contracts with a length of one year or less.
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
The table below presents the notional value of our foreign currency forward contracts outstanding:

	July 30, 2023	January 29, 2023

	(In millions)
Designated as cash flow hedges	$1,138	$1,128
Non-designated hedges	$367	$366
The unrealized gains and losses or fair value of our foreign currency forward contracts was not significant as of July 30, 2023 and January 29, 2023.
As of July 30, 2023, all designated foreign currency forward contracts mature within 18 months. The expected realized gains and losses deferred into accumulated other comprehensive income or loss related to foreign currency forward contracts within the next twelve months was not significant.
During the first half of fiscal years 2024 and 2023, the impact of derivative financial instruments designated for hedge accounting treatment on other comprehensive income or loss was not significant and all such instruments were determined to be highly effective.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 12 - Debt
Long-Term Debt
The carrying value of our outstanding notes, the calendar year of maturity, and the associated interest rates were as follows:

			Carrying Value at
	Expected Remaining Term (years)	Effective Interest Rate	July 30, 2023	January 29, 2023

			(In millions)
0.309% Notes Due 2023	—	0.41%	$—	$1,250
0.584% Notes Due 2024	0.9	0.66%	1,250	1,250
3.20% Notes Due 2026	3.1	3.31%	1,000	1,000
1.55% Notes Due 2028	4.9	1.64%	1,250	1,250
2.85% Notes Due 2030	6.7	2.93%	1,500	1,500
2.00% Notes Due 2031	7.9	2.09%	1,250	1,250
3.50% Notes Due 2040	16.7	3.54%	1,000	1,000
3.50% Notes Due 2050	26.7	3.54%	2,000	2,000
3.70% Notes Due 2060	36.7	3.73%	500	500
Unamortized debt discount and issuance costs			(45)	(47)
Net carrying amount			9,705	10,953
Less short-term portion			(1,249)	(1,250)
Total long-term portion			$8,456	$9,703
All our notes are unsecured senior obligations. All existing and future liabilities of our subsidiaries will be effectively senior to the notes. Our notes pay interest semi-annually. We may redeem each of our notes prior to maturity, subject to a make-whole premium as defined in the applicable form of note.
On June 15, 2023, we repaid the 0.309% Notes Due 2023.

As of July 30, 2023, we were in compliance with the required covenants, which are non-financial in nature, under the outstanding notes.
Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of July 30, 2023, we had not issued any commercial paper.
Note 13 - Commitments and Contingencies
Purchase Obligations
Our purchase obligations reflect our commitments to purchase components used to manufacture our products, including long-term supply and capacity agreements, certain software and technology licenses, other goods and services and long-lived assets.
As of July 30, 2023, we had outstanding inventory purchase and long-term supply and capacity obligations totaling $11.15 billion. During the normal course of business, to manage manufacturing lead times and help ensure adequate supply, we enter into agreements with contract manufacturers that allow them to procure inventory based upon criteria as defined by us, and in certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
placed, but these changes may result in the payment of costs incurred through the date of cancellation. Other non-inventory purchase obligations of $4.31 billion include $3.50 billion of multi-year cloud service agreements.
Total future purchase commitments as of July 30, 2023 are as follows:

Commitments
(In millions)
Fiscal Year:
2024 (excluding first half of fiscal year 2024)	$8,439
2025	3,960
2026	957
2027	999
2028	637
2029 and thereafter	468
Total	$15,460
Accrual for Product Warranty Liabilities
The estimated amount of product warranty liabilities was $115 million and $82 million as of July 30, 2023 and January 29, 2023, respectively. The estimated product returns and estimated product warranty activity consisted of the following:

	Three Months Ended		Six Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
	(In millions)
Balance at beginning of period	$77	$55	$82	$46
Additions	42	122	55	138
Utilization	(4)	(9)	(22)	(16)
Balance at end of period	$115	$168	$115	$168
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
Litigation
Securities Class Action and Derivative Lawsuits
The plaintiffs in the putative securities class action lawsuit, captioned 4:18-cv-07669-HSG, initially filed on December 21, 2018 in the United States District Court for the Northern District of California, and titled In Re NVIDIA Corporation Securities Litigation, filed an amended complaint on May 13, 2020. The amended complaint asserted that NVIDIA and certain NVIDIA executives violated Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and SEC Rule 10b-5, by making materially false or misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand between May 10, 2017 and November 14, 2018. Plaintiffs also alleged that the NVIDIA executives who they named as defendants violated Section 20(a) of the Exchange Act. Plaintiffs sought class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees and expert fees, and further relief as the Court may deem just and proper. On March 2, 2021, the district court granted NVIDIA’s motion to dismiss the complaint without leave to amend, entered judgment in favor of NVIDIA and closed the case. On March 30, 2021, plaintiffs filed an appeal from judgment

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
in the United States Court of Appeals for the Ninth Circuit, case number 21-15604. On August 25, 2023, a majority of a three-judge Ninth Circuit panel affirmed in part and reversed in part the district court’s dismissal of the case, with a third judge dissenting on the basis that the district court did not err in dismissing the case.
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
Accounting for Loss Contingencies
As of July 30, 2023, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, except as specifically described above, any possible loss or range of loss in these matters cannot be reasonably estimated at this time. We are engaged in legal actions not described above arising in the ordinary course of business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.
Note 14 - Shareholders’ Equity
Capital Return Program
During the second quarter and first half of fiscal year 2024, we repurchased 7.5 million shares of our common stock for $3.28 billion. During the second quarter and first half of fiscal year 2023, we repurchased 19 million and 28 million shares for $3.35 billion and $5.34 billion, respectively. Since the inception of our share repurchase program through July 30, 2023, we have repurchased an aggregate of 1.11 billion shares for a total cost of $20.40 billion. As of July 30, 2023, we were authorized, subject to certain specifications, to repurchase shares of our common stock up to $3.95 billion. On August 21, 2023, our Board of Directors approved an increase to our share repurchase program of an additional $25.00 billion, without expiration. From July 31, 2023 through August 24, 2023, we repurchased 2 million shares for $998 million pursuant to a Rule 10b5-1 trading plan. As of August 24, 2023, a total of $27.95 billion was available for repurchase. Our share repurchase program aims to offset dilution from shares issued to employees. We may pursue additional share repurchases as we weigh market factors and other investment opportunities.
During the second quarter and first half of fiscal year 2024, we paid $99 million and $199 million in cash dividends to our shareholders, respectively. During the second quarter and first half of fiscal year 2023, we paid $100 million and $200 million in cash dividends to our shareholders, respectively. Our cash dividend program and the payment of future cash dividends under that program are subject to our Board of Directors'

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.
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
The Graphics segment includes GeForce GPUs for gaming and PCs, the GeForce NOW game streaming service and related infrastructure, and solutions for gaming platforms; Quadro/NVIDIA RTX GPUs for enterprise workstation graphics; virtual GPU software for cloud-based visual and virtual computing; automotive platforms for infotainment systems; and Omniverse Enterprise software for building and operating 3D internet applications.
Operating results by segment include costs or expenses that are directly attributable to each segment, and costs or expenses that are leveraged across our unified architecture and therefore allocated between our two segments.
The “All Other” category includes the expenses that our CODM does not assign to either Compute & Networking or Graphics for purposes of making operating decisions or assessing financial performance. The expenses include stock-based compensation expense, acquisition-related and other costs, corporate infrastructure and support costs, acquisition termination cost, intellectual property related, or IP-related and legal settlement costs, contributions, and other non-recurring charges and benefits that our CODM deems to be enterprise in nature.
Our CODM does not review any information regarding total assets on a reportable segment basis. Depreciation and amortization expense directly attributable to each reportable segment is included in operating results for each segment. However, our CODM does not evaluate depreciation and amortization expense by operating segment and, therefore, it is not separately presented. There is no intersegment revenue. The accounting policies for segment reporting are the same as for our consolidated financial statements. The table below presents details of our reportable segments and the “All Other” category.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Compute & Networking	Graphics	All Other	Consolidated

	(In millions)
Three Months Ended July 30, 2023
Revenue	$10,402	$3,105	$—	$13,507
Operating income (loss)	$6,728	$1,211	$(1,139)	$6,800

Three Months Ended July 31, 2022
Revenue	$3,907	$2,797	$—	$6,704
Operating income (loss)	$816	$657	$(974)	$499

Six Months Ended July 30, 2023
Revenue	$14,862	$5,837	$—	$20,699
Operating income (loss)	$8,887	$2,258	$(2,204)	$8,941

Six Months Ended July 31, 2022
Revenue	$7,579	$7,413	$—	$14,992
Operating income (loss)	$2,422	$3,133	$(3,188)	$2,367

	Three Months Ended		Six Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022

	(In millions)
Reconciling items included in "All Other" category:
Stock-based compensation expense	$(842)	$(649)	$(1,576)	$(1,227)
Unallocated cost of revenue and operating expenses	(163)	(148)	(317)	(275)
Acquisition-related and other costs	(137)	(175)	(311)	(324)
IP-related and legal settlement costs	(2)	—	(10)	(7)
Acquisition termination cost	—	—	—	(1,353)
Contributions	—	(2)	—	(2)
Other	5	—	10	—
Total	$(1,139)	$(974)	$(2,204)	$(3,188)
Revenue by geographic region is allocated to individual countries based on the billing location of the customer. End customer location may be different than our customer’s billing location. The following table

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
summarizes information pertaining to our revenue from customers based on the invoicing address by geographic regions:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2023	2022	2023	2022

	(In millions)
Revenue:
United States	$6,043	$1,988	$8,428	$3,921
Taiwan	2,839	1,204	4,635	3,981
China (including Hong Kong)	2,740	1,602	4,330	3,683
Other countries	1,885	1,910	3,306	3,407
Total revenue	$13,507	$6,704	$20,699	$14,992
One data center distributor customer represented approximately 17% and 13% of total revenue for the second quarter and first half of fiscal year 2024, respectively, and was attributable to the Compute & Networking segment. There were no customers with 10% or more of total revenue for the second quarter and first half of fiscal year 2023.
A large cloud service provider, or CSP, which primarily purchases indirectly through multiple system integrators and distributors, is estimated to represent approximately 22% and 19% of total revenue for the second quarter and first half of fiscal year 2024, respectively, and was attributable to our Compute & Networking segment.
Two customers accounted for 16% and 13% of our accounts receivable balance as of July 30, 2023. Two customers accounted for 14% and 11% of our accounts receivable balance as of January 29, 2023.
The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2023	2022	2023	2022

	(In millions)
Revenue:
Data Center	$10,323	$3,806	$14,607	$7,556
Gaming	2,486	2,042	4,726	5,662
Professional Visualization	379	496	674	1,118
Automotive	253	220	549	358
OEM and Other	66	140	143	298
Total revenue	$13,507	$6,704	$20,699	$14,992

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
Overview
Our Company and Our Businesses
Since our founding in 1993, NVIDIA has been a pioneer in accelerated computing. Our invention of the GPU in 1999 has sparked the growth of the PC gaming market, redefined computer graphics, ignited the era of modern AI and has fueled industrial digitalization across markets. NVIDIA is now a full-stack computing company with data-center-scale offerings that are reshaping industry.
Our two operating segments are "Compute & Networking" and "Graphics," as described in Note 15 of the Notes to Condensed Consolidated Financial Statements.
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Recent Developments, Future Objectives and Challenges
Demand and Supply, Product Transitions, and New Products and Business Models
Demand for our data center systems and products has surged over the last two quarters and our demand visibility extends into next year. In order to meet this demand, we have increased our purchase obligations with existing suppliers, added new suppliers and entered into prepaid supply and capacity agreements. These increased purchase volumes and number of suppliers may create more supply chain complexity and execution risk. We expect our supply to increase each quarter through next year. We have entered and expect to continue to enter into supplier and capacity arrangements.
Product transitions are complex as we often ship both new and prior architecture products simultaneously and we and our channel partners prepare to ship and support new products. We are in various stages of transitioning the architecture of our Data Center, Professional Visualization, and Gaming products. Qualification time for new products, customers anticipating product transitions and channel partners reducing channel inventory of prior architectures ahead of new product introductions can create reductions or volatility in our revenue. In addition, the bring up of new product architectures is complex due to functionality challenges and quality concerns not identified in manufacturing testing. These product quality issues may incur costs, increase our warranty costs, and delay further production of our architecture. While we have managed prior product transitions and have previously sold multiple product architectures at the same time, these transitions are difficult, may impair our ability to predict demand and impact our supply mix, and we may incur additional costs.
We build technology and products for use cases and applications that may be new or may not yet exist such as our Omniverse platform, third-party large language models, and generative AI models. We have recently begun offering enterprise customers NVIDIA DGX cloud services directly and through our network of partners, which includes cloud-based infrastructure and software and services for training and deploying AI models, and NVIDIA AI Foundations for customizable pretrained AI models. Our demand estimates for new use cases, applications, and services can be incorrect and create volatility in our revenue or supply levels, and we may not be able to generate significant revenue from these use cases, applications, and services. New technologies such as generative AI models have emerged, and while they have driven increased demand for Data Center compute infrastructure, the long-term trajectory is unknown.
Global Trade
During the third quarter of fiscal year 2023, the U.S. government, or the USG, announced license requirements that, with certain exceptions, impact exports to China (including Hong Kong and Macau) and Russia of our A100 and H100 integrated circuits, DGX or any other systems or boards which incorporate A100 or H100 integrated circuits. During the second quarter of fiscal year 2024, the USG informed us of an additional licensing requirement for a subset of A100 and H100 products destined to certain customers and other regions, including some countries in the Middle East. We have sold alternative products in China not subject to the license requirements, such as our A800 or H800 offerings.
Given the strength of demand for our products worldwide, we do not anticipate that additional export restrictions, if adopted, would have an immediate material impact on our financial results. However, over the long term, our results and competitive position may be harmed, and we may be effectively excluded from all or part of the China market if there are further changes in the USG’s export controls, if customers in China do not want to purchase our alternative product offerings, if customers purchase product from competitors, if customers develop their own internal solution, if the USG does not grant licenses in a timely manner or denies licenses to significant customers, or if we incur significant transition costs.
While we work to enhance the resiliency and redundancy of our supply chain, which is currently concentrated in the Asia-Pacific, including China, Hong Kong, Korea and Taiwan, new export controls or changes to existing export controls could negatively impact our business.
Macroeconomic Factors
Macroeconomic factors, including inflation, increased interest rates, significant capital market volatility, global supply chain constraints and global economic and geopolitical developments, may have direct and indirect impacts on our results of operations. While difficult to isolate and quantify, these macroeconomic factors can impact our supply chain and manufacturing costs, employee wages, costs for capital equipment and value of our investments. Our product and solution pricing strategy generally does not fluctuate with short-term changes in our costs. Within our supply chain, we continuously manage product availability and costs with our vendors.

Second Quarter of Fiscal Year 2024 Summary

	Three Months Ended
	July 30, 2023	April 30, 2023	July 31, 2022	Quarter-over-Quarter Change	Year-over-Year Change

	($ in millions, except per share data)
Revenue	$13,507	$7,192	$6,704	88%	101%
Gross margin	70.1%	64.6%	43.5%	5.5 pts	26.6 pts
Operating expenses	$2,662	$2,508	$2,416	6%	10%
Operating income	$6,800	$2,140	$499	218%	1,263%
Net income	$6,188	$2,043	$656	203%	843%
Net income per diluted share	$2.48	$0.82	$0.26	202%	854%
We specialize in markets where our computing platforms can provide tremendous acceleration for applications. These platforms incorporate processors, interconnects, software, algorithms, systems, and services to deliver unique value. Our platforms address four large markets where our expertise is critical: Data Center, Gaming, Professional Visualization, and Automotive.
Revenue for the second quarter of fiscal year 2024 was $13.51 billion, up 101% from a year ago and up 88% sequentially.
Data Center revenue was up 171% from a year ago and up 141% sequentially, led by CSPs and large consumer internet companies. Strong demand for the NVIDIA HGX platform based on our Hopper and Ampere GPU architectures was primarily driven by the development of large language models and generative AI. Data Center Compute grew 195% from a year ago and 157% sequentially, largely reflecting the strong ramp of our Hopper-based HGX platform. Networking was up 94% from a year ago and up 85% sequentially, primarily on strong growth in InfiniBand infrastructure to support our HGX platform. In the second quarter of fiscal year 2024, CSPs represented slightly more than half of our estimated Data Center end demand, with large consumer internet companies being the next largest end demand, followed by enterprise and high performance computing.
Gaming revenue was up 22% from a year ago and up 11% sequentially, primarily reflecting demand for our GeForce RTX 40 Series GPUs based on the NVIDIA Ada Lovelace architecture following normalization of channel inventory levels.

Professional Visualization revenue was down 24% from a year ago and up 28% sequentially. The year-on-year decrease primarily reflects lower sell-in to partners following normalization of channel inventory levels. The sequential increase was primarily due to stronger enterprise workstation demand and the ramp of NVIDIA RTX products based on the Ada Lovelace Architecture.
Automotive revenue was up 15% from a year ago and down 15% sequentially. The year-on-year increase was primarily driven by sales of self-driving platforms. The sequential decrease primarily reflects lower overall auto demand, particularly in China.
Gross margin increased from a year ago and sequentially, primarily reflecting growth in Data Center sales. The year-on-year increase also reflects the impact on the year-ago gross margin from $1.34 billion in inventory provisions and related charges.
Operating expenses were up 10% from a year ago and up 6% sequentially, primarily driven by compensation and benefits, including stock-based compensation, reflecting growth in employees and compensation increases.
Market Platform Highlights
Data Center revenue for the second quarter of fiscal year 2024 was $10.32 billion, up 171% from a year ago. We announced that the NVIDIA GH200 Grace Hopper Superchip is available in the third quarter of fiscal year 2024; announced the NVIDIA L40S GPU - a universal data center processor for compute-intensive applications, including AI training and inference, is available now; unveiled the NVIDIA MGX server reference design; announced NVIDIA Spectrum-X, an accelerated networking platform for AI; and partnered with a range of companies on AI initiatives, including ServiceNow, Accenture, VMware, Snowflake, WPP, SoftBank, and Hugging Face.
Gaming revenue for the second quarter of fiscal year 2024 was $2.49 billion, up 22% from a year ago. We began shipping the GeForce RTX 4060 family of GPUs; and announced NVIDIA Avatar Cloud Engine for Games, a custom AI model foundry service using AI-powered natural language interactions to transform games.
Professional Visualization revenue for the second quarter of fiscal year 2024 was $379 million, down 24% from a year ago. We announced new NVIDIA RTX GPUs for desktop workstations based on the Ada Lovelace architecture; and a major release of the NVIDIA Omniverse platform.
Automotive revenue for the second quarter of fiscal year 2024 was $253 million, up 15% from a year ago. We announced that NVIDIA DRIVE Orin is powering the new XPENG G6 Coupe SUVs; and announced a partnership with MediaTek, which will develop mainstream automotive systems on chips for global OEMs integrating a new NVIDIA GPU chiplet IP for AI and graphics.
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

	Three Months Ended		Six Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	29.9	56.5	31.8	44.3
Gross profit	70.1	43.5	68.2	55.7
Operating expenses
Research and development	15.1	27.2	18.9	23.0
Sales, general and administrative	4.7	8.8	6.1	7.9
Acquisition termination cost	—	—	—	9.0
Total operating expenses	19.8	36.0	25.0	39.9
Operating income	50.3	7.5	43.2	15.8
Interest income	1.4	0.7	1.6	0.4
Interest expense	(0.5)	(1.0)	(0.6)	(0.9)
Other, net	0.4	(0.1)	0.2	(0.1)
Other income (expense), net	1.3	(0.4)	1.2	(0.6)
Income before income tax	51.6	7.1	44.4	15.2
Income tax expense (benefit)	5.9	(2.7)	4.6	—
Net income	45.7%	9.8%	39.8%	15.2%

Revenue
Revenue for the second quarter and first half of fiscal year 2024 was $13.51 billion and $20.70 billion, up 101% and 38%, respectively.
Revenue by Reportable Segments

	Three Months Ended				Six Months Ended
	July 30, 2023	July 31, 2022	$ Change	% Change	July 30, 2023	July 31, 2022	$ Change	% Change

	($ in millions)
Compute & Networking	$10,402	$3,907	$6,495	166%	$14,862	$7,579	$7,283	96%
Graphics	3,105	2,797	308	11%	5,837	7,413	(1,576)	(21)%
Total	$13,507	$6,704	$6,803	101%	$20,699	$14,992	$5,707	38%
Compute & Networking - The increase in the second quarter and first half of fiscal year 2024 compared to the second quarter and first half of fiscal year 2023 was primarily due to higher Data Center revenue. Compute GPUs grew 208% year-on-year and 112% compared to the first half of fiscal year 2023 led by demand for NVIDIA HGX platform based on our Hopper and Ampere GPU architecture for large language models and generative AI. Networking was up 94% year-on-year and 63% compared to the first half of last year driven primarily by strong growth in InfiniBand infrastructure to support our HGX platform.
Graphics - The increase in the second quarter of fiscal year 2024 compared to the second quarter of fiscal year 2023 primarily reflects growth in Gaming GPUs related to the demand for our GeForce RTX 40 Series GPUs based on the NVIDIA Ada Lovelace architecture following normalization of channel inventory levels. The decrease in the first half of fiscal year 2024 compared to the first half of fiscal year 2023 primarily reflects 16% lower Gaming GPU sales and 36% lower Professional Visualization GPU sales, due to lower sell-in to partners following normalization of channel inventory levels.
Concentration of Revenue
Revenue by geographic region is allocated to countries based on the billed location even if the revenue may be attributable to end customers in a different location. Revenue from sales to customers outside of the United States accounted for 55% and 59% of total revenue for the second quarter and first half of fiscal year 2024, respectively, and 70% and 74% of total revenue for the second quarter and first half of fiscal year 2023, respectively. The increase in revenue to the United States for the second quarter and first half of fiscal year 2024 was primarily due to higher U.S.-based Data Center end demand.
Our customer and partner network incorporates original equipment manufacturers, original device manufacturers, system builders, system integrators, add-in board manufacturers, retailers/distributors, independent software vendors, internet and CSPs, automotive manufacturers and tier-1 automotive suppliers, mapping companies, start-ups, and other ecosystem participants. One data center distributor customer represented approximately 17% and 13% of total revenue for the second quarter and first half of fiscal year 2024, respectively, and was attributable to the Compute & Networking segment. There were no customers with 10% or more of total revenue for the second quarter and first half of fiscal year 2023.
A large CSP, which primarily purchases indirectly through multiple system integrators and distributors, is estimated to represent approximately 22% and 19% of total revenue for the second quarter and first half of fiscal year 2024, respectively, and was attributable to our Compute & Networking segment. Our estimated Compute & Networking end customer demand is concentrated among several large CSPs and consumer internet companies. Most of these large companies do not purchase directly from us but often purchase through multiple system integrators, distributors, and channel partners. We expect this concentration trend will continue.
Gross Margin
Our overall gross margin increased to 70.1% and 68.2% for the second quarter and first half of fiscal year 2024, respectively, from 43.5% and 55.7% for the second quarter and first half of fiscal year 2023, respectively. The increase in the second quarter and first half of fiscal year 2024 compared to second quarter and first half of fiscal year 2023 was primarily due to higher revenue from Compute GPUs of 208% and 112%, respectively, and lower inventory provisions.

Provisions for inventory and excess inventory purchase obligations totaled $576 million and $709 million for the second quarter and first half of fiscal year 2024, respectively. Sales of inventory that was previously written off or down, or settlements of excess inventory purchase obligations, totaled $84 million and $134 million for the second quarter and first half of fiscal year 2024, respectively. As a result, the overall net effect on our gross margin was an unfavorable impact of 3.6% and 2.8% in the second quarter and first half of fiscal year 2024, respectively.
Provisions for inventory and excess inventory purchase obligations totaled $1.22 billion and $1.31 billion for the second quarter and first half of fiscal year 2023, respectively. Sales of inventory that was previously written off or down, or settlements of excess inventory purchase obligations, totaled $23 million and $38 million for the second quarter and first half of fiscal year 2023, respectively. As a result, the overall net effect on our gross margin was an unfavorable impact of 17.8% and 8.5% in the second quarter and first half of fiscal year 2023, respectively.
Operating Expenses

	Three Months Ended				Six Months Ended
	July 30, 2023	July 31, 2022	$ Change	% Change	July 30, 2023	July 31, 2022	$ Change	% Change

	($ in millions)
Research and development expenses	$2,040	$1,824	$216	12%	$3,916	$3,443	$473	14%
% of net revenue	15.1%	27.2%			18.9%	23.0%
Sales, general and administrative expenses	622	592	30	5%	1,253	1,183	70	6%
% of net revenue	4.7%	8.8%			6.1%	7.9%
Acquisition termination cost	—	—	—	—%	—	1,353	(1,353)	(100)%
% of net revenue	—%	—%			—%	9.0%
Total operating expenses	$2,662	$2,416	$246	10%	$5,169	$5,979	$(810)	(14)%
% of net revenue	19.8%	36.0%			25.0%	39.9%
The increases in research and development expenses and sales, general and administrative expenses for the second quarter and first half of fiscal year 2024 were primarily driven by compensation and benefits, including stock-based compensation, reflecting employee growth and compensation increases.
Acquisition termination cost
We recorded an acquisition termination cost related to the Arm transaction of $1.35 billion in fiscal year 2023 reflecting the write-off of the prepayment provided at signing.
Operating Income
Operating income for the second quarter and first half of fiscal year 2024 was $6.80 billion and $8.94 billion, respectively, up 1,263% and 278% from a year ago, respectively.
Operating income by Reportable Segments

	Three Months Ended				Six Months Ended
	July 30, 2023	July 31, 2022	$ Change	% Change	July 30, 2023	July 31, 2022	$ Change	% Change

	($ in millions)
Compute & Networking	$6,728	$816	$5,912	725%	$8,887	$2,422	$6,465	267%
Graphics	1,211	657	554	84%	2,258	3,133	(875)	(28)%
All Other	(1,139)	(974)	(165)	17%	(2,204)	(3,188)	984	(31)%
Total	$6,800	$499	$6,301	1,263%	$8,941	$2,367	$6,574	278%

Compute & Networking – Segment operating income increased during the second quarter and first half of fiscal year 2024 compared to the second quarter and first half of fiscal year 2023 primarily due to higher revenues.
Graphics - Segment operating income increased during the second quarter of fiscal year 2024 compared to the second quarter of fiscal year 2023 primarily due to higher revenues of 11%. Segment operating income was also impacted by inventory provisions which were $81 million in the second quarter of fiscal year 2024 compared to $396 million in the second quarter of fiscal year 2023. Segment operating income decreased during the first half of fiscal year 2024 compared to the first half of fiscal year 2023 primarily due to lower revenues of 21%. Segment operating income was also impacted by inventory provisions which were $125 million in the first half of fiscal year 2024 compared to $416 million in the first half of fiscal year 2023.

All Other expenses increased during the second quarter of fiscal year 2024 compared to the second quarter of fiscal year 2023 primarily due to higher stock-based compensation expense. All Other expenses decreased during the first half of fiscal year 2024 compared to the first half of fiscal year 2023 primarily due to an acquisition termination cost of $1.35 billion related to the Arm transaction in the prior year.
Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	July 30, 2023	July 31, 2022	$ Change	July 30, 2023	July 31, 2022	$ Change

	($ in millions)
Interest income	$187	$46	$141	$338	$64	$274
Interest expense	(65)	(65)	—	(131)	(132)	1
Other, net	59	(5)	64	42	(19)	61
Other income (expense), net	$181	$(24)	$205	$249	$(87)	$336
Interest income consists of interest earned on cash, cash equivalents and marketable securities. The increase in interest income was primarily due to higher yields earned on our investments.
Interest expense is primarily comprised of coupon interest and debt discount amortization related to our notes.
Other, net, consists primarily of realized or unrealized gains and losses from investments in non-affiliated entities and the impact of changes in foreign currency rates. Change in other, net, compared to the second quarter and first half of fiscal year 2023 was primarily driven by mark-to-market gains from publicly traded equity investments.
Income Taxes
Income tax was an expense of $793 million and $958 million for the second quarter and first half of fiscal year 2024, respectively, a benefit of $181 million for the second quarter of fiscal year 2023, and an expense of $6 million for the first half of fiscal year 2023. The income tax as a percentage of income before income tax was an expense of 11.4% and 10.4% for the second quarter and first half of fiscal year 2024, respectively, a benefit of 38.0% for the second quarter of fiscal year 2023, and an expense of 0.3% for the first half of fiscal year 2023.
The increase in the effective tax rate was primarily due to a decreased impact of tax benefits from the foreign-derived intangible income deduction, stock-based compensation, and the U.S. federal research tax credit, relative to the increase in income before income tax.

Liquidity and Capital Resources

	July 30, 2023	January 29, 2023

	(In millions)
Cash and cash equivalents	$5,783	$3,389
Marketable securities	10,240	9,907
Cash, cash equivalents and marketable securities	$16,023	$13,296

	Six Months Ended
	July 30, 2023	July 31, 2022

	(In millions)
Net cash provided by operating activities	$9,259	$3,001
Net cash provided by (used in) investing activities	$(1,287)	$4,230
Net cash used in financing activities	$(5,479)	$(6,208)
As of July 30, 2023, we had $16.02 billion in cash, cash equivalents, and marketable securities, an increase of $2.73 billion from the end of fiscal year 2023. Our investment policy requires the purchase of highly rated fixed income securities, the diversification of investment types and credit exposures, and certain maturity limits on our portfolio.
Cash provided by operating activities increased in the first half of fiscal year 2024 compared to the first half of fiscal year 2023, primarily due to higher revenue and lower inventory, partially offset by higher accounts receivable. Accounts receivable in the second quarter of fiscal year 2024 benefited by approximately $1.25 billion from customer payments received ahead of the invoice due date.
Cash used in investing activities increased in the first half of fiscal year 2024 compared to the first half of fiscal year 2023, primarily driven by lower marketable securities sales and maturities, partially offset by lower purchases of marketable securities.
Cash used in financing activities decreased in the first half of fiscal year 2024 compared to the first half of fiscal year 2023, which primarily reflects lower share repurchases partially offset by a debt repayment in the second quarter of fiscal year 2024.
Liquidity
Our primary sources of liquidity are our cash, cash equivalents, and marketable securities, and the cash generated by our operations. As of July 30, 2023, we had $16.02 billion in cash, cash equivalents, and marketable securities. Our marketable securities consist of debt securities issued by the USG and its agencies, highly rated corporations and financial institutions, and foreign government entities, as well as certificates of deposit issued by highly rated financial institutions. These marketable securities are primarily denominated in U.S. dollars. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information. We believe that we have sufficient liquidity to meet our operating requirements for at least the next twelve months, and for the foreseeable future, including our debt obligations, future supply obligations and vendor and supplier prepayments. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance future capital requirements.
Except for approximately $1.38 billion of cash, cash equivalents, and marketable securities held outside the U.S. for which we have not accrued any related foreign or state taxes if we repatriate these amounts to the U.S., substantially all of our cash, cash equivalents and marketable securities held outside of the U.S. as of July 30, 2023 are available for use in the U.S. without incurring additional U.S. federal income taxes. We expect to pay approximately $3.81 billion in cash taxes in the third quarter of fiscal year 2024 as we had previously deferred our federal income tax payments due to the disaster relief made available by the Internal Revenue Service for certain California taxpayers.
Primarily based upon increased cash tax payments, we expect that our cash flow from operations will decline in the third quarter of fiscal year 2024 compared to the second quarter of fiscal year 2024.

Capital Return to Shareholders
During the second quarter and first half of fiscal year 2024, we returned $3.28 billion in share repurchases and $99 million and $199 million, respectively, in cash dividends. From July 31, 2023 through August 24, 2023, we repurchased 2 million shares for $998 million pursuant to a Rule 10b5-1 trading plan.
Our cash dividend program and the payment of future cash dividends under that program are subject to the continuing determination by our Board of Directors that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.
As of July 30, 2023, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $3.95 billion. On August 21, 2023, our Board of Directors approved an increase to our share repurchase program of an additional $25.00 billion, without expiration. As of August 24, 2023, a total of $27.95 billion was available for repurchase. Our share repurchase program aims to offset dilution from shares issued to employees. We may pursue additional share repurchases as we weigh market factors and other investment opportunities. We plan to continue share repurchases this fiscal year.
The U.S. Inflation Reduction Act of 2022 was enacted on August 16, 2022 and requires a 1% excise tax on certain share repurchases in excess of shares issued for employee compensation made after December 31, 2022. We do not expect this provision to have a material effect on our consolidated financial statements.
Outstanding Indebtedness and Commercial Paper
Our aggregate debt maturities as of July 30, 2023, by year payable, are as follows:

July 30, 2023

(In millions)
Due in one year	$1,250
Due in one to five years	2,250
Due in five to ten years	2,750
Due in greater than ten years	3,500
Unamortized debt discount and issuance costs	(45)
Net carrying amount	9,705
Less short-term portion	(1,249)
Total long-term portion	$8,456
We have a $575 million commercial paper program to support general corporate purposes. As of July 30, 2023, we had not issued any commercial paper.
Material Cash Requirements and Other Obligations
We have unrecognized tax benefits of $1.25 billion, which includes related interest and penalties of $128 million recorded in non-current income tax payable as of July 30, 2023. We are unable to reasonably estimate the timing of any potential tax liability, interest payments, or penalties in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions. We are currently under examination by the Internal Revenue Service for our fiscal years 2018 and 2019. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment and Interest Rate Risk
Financial market risks related to investment and interest rate risk are described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023. As of July 30, 2023, there have been no material changes to the financial market risks described as of January 29, 2023.
Foreign Exchange Rate Risk
The impact of foreign currency transactions related to foreign exchange rate risk is described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023. As of July 30, 2023, there have been no material changes to the foreign exchange rate risks described as of January 29, 2023.
ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of July 30, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective to provide reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes that occurred during the second quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In fiscal year 2022, we began an upgrade of our enterprise resource planning, or ERP, system, which will update much of our existing core financial systems. The ERP system is designed to accurately maintain our financial records used to report operating results. The upgrade will occur in phases. We will continue to evaluate each quarter whether there are changes that materially affect our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 29, 2023 and Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2023.
Purchasing or owning NVIDIA common stock involves investment risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 29, 2023, in Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2023, and below. Additionally, any one of those risks could harm our business, financial condition and results of operations or reputation, which could cause our stock price to decline. Additional risks, trends and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations or reputation.
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
•launch new offerings with new business models including software, services and cloud solutions, as well as software-, infrastructure-, or platform-as-a-service solutions;
•expand the ecosystem for our products and technologies;
•meet evolving and prevailing customer and industry safety, security, reliability expectations, and compliance standards;
•manage product and software lifecycles to maintain customer and end user satisfaction;
•develop, acquire, and maintain the internal and external infrastructure needed to scale our business, including acquisition integrations, customer support, e-commerce, IP licensing capabilities and cloud service capacity; and
•complete technical, financial, operational, compliance, sales and marketing investments for the above activities.
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
We have recently begun offering enterprise customers NVIDIA DGX cloud services directly and through our network of partners, which includes cloud-based infrastructure and software and services for training and deploying AI models, and NVIDIA AI Foundations for customizable pretrained AI models. We have partnered with CSPs to host these software and services in their data centers, and we entered and may continue to enter into multi-year cloud service agreements to support these offerings and our research and development activities. The timing and availability of these cloud services has changed and may continue to change, impacting our revenue, expenses and development timelines. NVIDIA DGX cloud services may not be successful and will take time, resources and investment. We also offer or plan to offer standalone software solutions including NVIDIA AI Enterprise, NVIDIA Omniverse, NVIDIA DRIVE, and several other software solutions. These new business models or strategies may not be successful and we may fail to sell any meaningful standalone software or services. We may incur significant costs and may not achieve any significant revenue from these offerings.
Failure to estimate customer demand properly has led and could lead to mismatches between supply and demand.
We use third parties to manufacture and assemble our products, and we have had and may in the future have long manufacturing lead times. We are not provided guaranteed wafer, component and capacity supply, and our supply deliveries and production may be non-linear within a quarter or year. If our estimates of customer demand are ultimately inaccurate, as we have experienced in the past, there could be a significant mismatch between supply and demand. This mismatch has resulted in both product shortages and excess inventory, has varied across our market platforms, and has significantly harmed our financial results.
We build finished products and maintain inventory in advance of anticipated demand. While we have in the past entered and may in the future enter into long-term supply and capacity commitments, we may not be able to secure sufficient commitments for capacity to address our business needs or our long-term demand expectations may change. Additionally, our ability to sell certain products has been and could be impeded if components from third parties that are necessary for the finished product are not available. This risk may increase as a result of our platform strategy. In periods of shortages impacting the semiconductor industry and/or limited supply or capacity in our supply chain, the lead times on our orders may be extended. We have previously experienced extended lead times of more than 12 months. We have paid premiums and provided deposits to secure future supply and capacity, which have increased our product costs and may continue to do so. We may not have the ability to reduce our supply commitments at the same rate or at all if our revenue declines.
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
•the demand for accelerated or AI-related cloud services, including our own software and NVIDIA DGX cloud services;
•changes that impact the ecosystem for the architectures underlying our products and technologies;
•the demand for our products relating to cryptocurrency mining, our Omniverse platform, third-party large language models and generative AI models; or
•government actions or changes in governmental policies, such as increased restrictions on gaming usage.
Demand for our data center systems and products has surged over the last two quarters and our demand visibility extends into next year. In order to meet this demand, we have increased our purchase obligations with existing suppliers, added new suppliers, and entered into prepaid supply and capacity agreements. These increased purchase volumes and number of suppliers may create more supply chain complexity and execution risk. We expect our supply to increase each quarter through next year. We have entered and expect to continue to enter into supplier and capacity arrangements. We may incur inventory provisions or impairments if our inventory or supply and capacity commitments are impacted by changes in demand for our products.
Our customer orders and longer-term demand estimates may change or may not be correct, as we have experienced in the past. Product transitions are complex and can impact our revenue as we often ship both new and prior architecture products simultaneously and we and our channel partners prepare to ship and support new products. Our architecture transitions of Data Center, Professional Visualization, and Gaming products may impair our ability to predict demand and impact our supply mix. Qualification time for new products, customers anticipating product transitions and channel partners reducing channel inventory of prior architectures ahead of new product introductions can create reductions or volatility in our revenue. We have experienced and may in the future experience reduced demand for current generation architectures when customers anticipate transitions, and we may be unable to sell multiple product architectures at the same time for current and future architecture transitions. If we are unable to execute our architectural transitions as planned for any reason, our financial results may be negatively impacted. In addition, the bring up of new product architectures is complex due to functionality challenges and quality concerns not identified in manufacturing testing. These product quality issues may incur costs, increase our warranty costs, and delay further production of our architecture. While we have managed prior product transitions and have previously sold multiple product architectures at the same time, these transitions are difficult, and we may incur additional costs.
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
If we underestimate our customers' future demand for our products, our foundry partners may not have adequate lead-time or capacity to increase production and we may not be able to obtain sufficient inventory to fill orders on a timely basis. Even if we are able to increase production levels to meet customer demand, we may not be able to do so in a timely manner, or our contract manufacturers may experience supply constraints. If we cannot procure sufficient supply to meet demand or otherwise fail to fulfill our customers’ orders on a timely basis, or at all, our customer relationships could be damaged, we could lose revenue and market share and our reputation could be harmed. Additionally, since some of our products are part of a complex data center buildout, supply constraints or availability issues with respect to any one component have had and may have a broader revenue impact.
If we overestimate our customers’ future demand for our products, or if customers cancel or defer orders or choose to purchase from our competitors, we may not be able to reduce our inventory or other contractual purchase commitments. In the past, we have experienced a reduction in average selling prices, including due to channel pricing programs that we have implemented and may continue to implement, as a result of our overestimation of future demand, and we may need to continue these reductions. We have had to increase prices for certain of our products as a result of our suppliers’ increase in prices, and we may need to continue to do so for other products in the future. We have also written-down our inventory, incurred cancellation penalties, and recorded impairments. These impacts were amplified by our placement of non-cancellable and non-returnable purchasing terms, well in advance of our historical lead times and could be exacerbated if we need to make changes to the design of future products. The risk of these impacts has increased and may continue to increase as our purchase obligations and prepaids have grown and are expected to continue to grow and become a greater portion of our total supply. All of these factors may negatively impact our gross margins and financial results.
We build technology and products for use cases and applications that may be new or may not yet exist, such as NVIDIA DGX cloud services, our Omniverse platform, third-party large language models and generative AI models. Our demand estimates for new use cases, applications, and services can be incorrect and create volatility in our revenue or supply levels, and we may not be able to generate significant revenue from these use cases, applications, and services. New technologies such as generative AI models have emerged, and while they have driven increased demand for Data Center compute infrastructure, the long-term trajectory is unknown. Because our products may be used in multiple use cases and applications, it is difficult for us to estimate with any reasonable degree of precision the impact of generative AI models on our reported revenue or forecasted demand. Additionally, we expect to start shipping our CPU product offerings, the Grace CPU and Grace Hopper Superchips, in the third quarter of fiscal year 2024. Our ability to adequately predict our CPU demand may create volatility in our revenue or supply levels.
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
Dependency on third-party suppliers and their technology to manufacture, assemble, test, or package our products reduces our control over product quantity and quality, manufacturing yields, development, enhancement and product delivery schedules and could harm our business.
We depend on foundries to manufacture our semiconductor wafers using their fabrication equipment and techniques. We do not assemble, test or package our products, but instead contract with independent subcontractors. These subcontractors assist with procuring components used in our systems, boards, and products. We face several risks which have adversely affected or could adversely affect our ability to meet customer demand and scale our supply chain, negatively impact longer-term demand for our products and services, and adversely affect our business operations, gross margin, revenue and/or financial results, including:
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
International sales and operations are a significant part of our business, which exposes us to risks that could harm our business.
We sell our products internationally, and we also have operations and conduct business internationally. Our semiconductor wafers are manufactured, assembled, tested and packaged by third parties located outside of the United States, and we generated 55% and 59% of our revenue during the second quarter and first half of fiscal year 2024 from sales outside of the United States, respectively. The global nature of our business subjects us to a number of risks and uncertainties, which have had in the past and could in the future have a material adverse effect on our business, financial condition and results of operations, including domestic and international economic and political conditions between countries in which we and our suppliers and manufacturers do business, government lockdowns to control case spread of global or local health issues, differing legal standards with respect to protection of IP and employment practices, domestic and international business and cultural practices that differ, disruptions to capital markets, counter-inflation policies, and/or currency fluctuations, and natural disasters, acts of war or other military actions, terrorism, public health issues, and other catastrophic events.
Business disruptions could harm our operations, lead to a decline in revenue and increase our costs.
Our worldwide operations could be disrupted by natural disasters and extreme weather conditions, power or water shortages, telecommunications failures, supplier disruptions, terrorist attacks, or acts of violence, political and/or civil unrest, acts of war or other military actions, epidemics or pandemics, abrupt regulatory deterioration, and other natural or man-made disasters and catastrophic events. Our corporate headquarters, a large portion of our current data center capacity, and a portion of our research and development activities are located in California, and other critical business operations, finished goods inventory, and some of our suppliers are located in Asia, making our operations vulnerable to natural disasters such as earthquakes, wildfires, or other business disruptions occurring in these geographical areas. Catastrophic events can also have an impact on third-party vendors who provide us critical infrastructure services for IT and research and development systems and personnel. Geopolitical and domestic political developments and other events beyond our control, can increase economic volatility globally. Political instability, changes in government or adverse political developments in or around any of the major countries in which we do business may harm our business, financial condition and results of operations. Worldwide geopolitical tensions and conflicts, including but not limited to China, Hong Kong, Israel, Korea and Taiwan where the manufacture of our product components and final assembly of our products are concentrated may result in changing regulatory requirements, and other disruptions that could impact our operations and operating strategies, product demand, access to global markets, hiring, and profitability. For example, other countries have restricted and may continue in the future to restrict business with the State of Israel, where we have engineering, sales support operations and manufacturing, and companies with Israeli operations, including by economic boycotts. Our operations could be harmed and our costs could increase if manufacturing, logistics or other operations are disrupted for any reason, including natural disasters, high heat events or water shortages, power shortages, information technology system failures, military actions or economic, business, labor, environmental, public health, or political issues. The ultimate impact on us, our third-party foundries and other suppliers of being located and consolidated in certain geographical areas is unknown. In the event a disaster, war or catastrophic event affects us, the third-party systems on which we rely, or our customers, our business could be harmed as a result of declines in revenue, increases in expenses, and substantial expenditures and time spent to fully resume operations. All of these risks and conditions could materially adversely affect our future sales and operating results.
Additionally, interruptions or delays in services from CSPs, data center co-location partners, and other third parties on which we rely, including due to the events described above or other events such as the insolvency of these parties, could impair our ability to provide our products and services and harm our business. As we increase our reliance on these third-party systems and services, our exposure to damage from service interruptions, defects, disruptions, outages, shortages and other performance and quality problems may increase. Data centers depend on access to clean water and predictable energy. Power or water shortages, or regulations that limit energy or water availability, could impair the ability of our customers to expand their data center capacity and consume our products and services.
We may not be able to realize the potential benefits of business investments or acquisitions, and we may not be able to successfully integrate acquisition targets, which could hurt our ability to grow our business, develop new products or sell our products.
We have acquired and invested and may continue to do so in businesses that offer products, services and technologies that we believe will help expand or enhance our existing strategic objectives. Acquisitions or investments involve significant challenges and risks and could impair our ability to grow our business, develop new products or sell our products and ultimately could have a negative impact on our financial results. If we pursue a particular transaction, we may limit our ability to enter into other transactions that could help us achieve our other strategic objectives. If we are unable to timely complete acquisitions, including due to delays and challenges in obtaining regulatory approvals, we may be unable to pursue other transactions, we may not be able to retain critical talent from the target company, technology may evolve and make the acquisition less attractive, and other changes can take place which could reduce the anticipated benefits of the transaction and negatively impact our business. Regulators could also impose conditions that reduce the ultimate value of our acquisitions. In addition, to the extent that our perceived ability to consummate acquisitions has been harmed, future acquisitions may be more difficult, complex or expensive. Further, if we hold investments in publicly traded companies, they could create volatility in our results and may generate losses up to the value of the investment. In addition, we have invested and may continue to invest in private companies to further our strategic objectives and to support certain key business initiatives. These companies can include early-stage companies still defining their strategic direction. Many of the instruments in which we invest are non-marketable and illiquid at the time of our initial investment, and we are not always able to achieve a return. To the extent any of the companies in which we invest are not successful, we could recognize an impairment and/or lose all or part of our investment. We face additional risks related to acquisitions and strategic investments, including the diversion of capital and other resources, including management’s attention; difficulty in realizing a satisfactory return and uncertainties to realize the benefits of an acquisition or strategic investment, if at all; difficulty or inability in obtaining governmental, regulatory approval or restrictions or other consents and approvals or financing; legal proceedings initiated as a result of an acquisition or investment; and potential failure of our due diligence processes to identify significant issues with the assets or company in which we are investing or are acquiring.
Additional risks related to acquisitions include, but are not limited to:
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
We receive a significant amount of our revenue from a limited number of partners and distributors and we have a concentration of sales to end customers, and our revenue could be adversely affected if we lose or are prevented from selling to any of these end customers.
We receive a significant amount of our revenue from a limited number of customers within our distribution and partner network. For example, one data center distributor customer represented approximately 17% and 13% of total revenue for the second quarter and first half of fiscal year 2024, respectively. With several of these distributors and partners, we are selling multiple target market platforms through their channels. Our operating results depend on sales within our partner network, as well as the ability of these partners to sell products that incorporate our processors. In the future, these partners may decide to purchase fewer products, not to incorporate our products into their ecosystem, or to alter their purchasing patterns in some other way. Because most of our sales are made on a purchase order basis, our customers can generally cancel, change or delay product purchase commitments with little notice to us and without penalty. Our partners or customers may develop their own solutions; our customers may purchase products from our competitors; and our partners may discontinue sales or lose market share in the markets for which they purchase our products, all of which may alter partners’ or customers’ purchasing patterns. A large CSP, which primarily purchases indirectly through multiple system integrators and distributors, is estimated to represent approximately 22% and 19% of total revenue for the second quarter and first half of fiscal year 2024, respectively, and was attributable to our Compute & Networking segment. Our estimated Compute & Networking end customer demand is concentrated among several large CSPs and consumer internet companies. Most of these large companies do not purchase directly from us but often purchase through multiple system integrators, distributors, and channel partners. We expect this concentration trend will continue. If end demand increases or our finished goods supply availability is concentrated near a quarter end, the system builders and channel partners may have limited ability to increase their credit, which could impact the timing and amount of our revenue. The loss of any of our large customers, a significant reduction in purchases by them, our inability to sell to a customer due to U.S. or other countries’ trade restrictions, or any difficulties in collecting accounts receivable would likely harm our financial condition and results of operations.
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
Export controls could disrupt our supply chain and distribution channels, negatively impacting our ability to serve demand, including in markets outside China and for our gaming products. Even the possibility of additional export controls may also negatively impact demand for our products, benefitting competitors that offer alternatives less likely to be restricted by further controls. Repeated changes in the export control rules are likely to impose compliance burdens on our business and our customers, negatively and materially impacting our business.
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
During the third quarter of fiscal year 2023, the USG announced export restrictions and export licensing requirements targeting China’s semiconductor and supercomputing industries. These restrictions impact exports of certain chips, as well as software, hardware, equipment, and technology used to develop, produce, and manufacture certain chips, to China (including Hong Kong and Macau) and Russia, and specifically impact our A100 and H100 integrated circuits, DGX or any other systems or boards which incorporate A100 or H100 integrated circuits. The license requirements also apply to any future NVIDIA integrated circuit achieving certain peak performance and chip-to-chip I/O performance thresholds, as well as any system or board that includes those circuits. There are also now licensing requirements to export a wide array of products, including networking products, destined for certain end users and for certain end uses in China. During the second quarter of fiscal year 2024, the USG also informed us of an additional licensing requirement for a subset of A100 and H100 products destined to certain customers and other regions, including some countries in the Middle East.
Following these export controls, we transitioned some operations, including certain testing, validation, and supply and distribution operations out of China and Hong Kong. Any future transitions could be costly and time consuming, and adversely affect our research and development and supply and distribution operations, as well as our revenue, during any such transition period.
We have sold alternative products in China not subject to the license requirements, such as our A800 or H800 offerings. To the extent that a customer requires products covered by the license requirements, we may seek a license for the customer but have no assurance that the USG will grant such a license, or that the USG will act on the license application in a timely manner. The requirements have a disproportionate impact on NVIDIA and may disadvantage NVIDIA against certain of our competitors who sell products that are not subject to the new restrictions or may be able to acquire licenses for their products.
Management of these new license and other requirements is complicated and time consuming. Our results and competitive position may be harmed, especially over the long-term, if there are further changes in the USG’s export controls, including further expansion of the geographic, customer, or product scope of the controls, if affected customers do not want to purchase our alternative product offerings, if customers purchase product from competitors, if customers develop their own internal solution, if we are unable to provide contractual warranty or other extended service obligations, if the USG does not grant licenses in a timely manner or denies licenses to significant customers, or if we incur significant transition costs. Additionally, if we are unable to sell our alternative product offerings to affected customers, we may have excess inventory, harming our results. Even if the USG grants any requested licenses, the licenses may be temporary or impose burdensome conditions that we cannot or choose not to fulfill. The new requirements may benefit certain of our competitors, as the licensing process will make our pre-sale and post-sale technical support efforts more cumbersome and less certain, and encourage customers in China to pursue alternatives to our products, including semiconductor suppliers based in China, Europe, and Israel. Given the increasing strategic importance of AI and rising geopolitical tensions, the USG may unilaterally change the export control rules at any time and subject a wide range of our products, including but not limited to A800, H800, and gaming products to export restrictions and licensing requirements, negatively impacting our business and financial results. In the event of such change, we may be unable to sell our inventory of such products and may be unable to develop replacement products not subject to the license requirements, effectively excluding us from all or part of the China market. For example, the USG has reportedly been urged to impose conditions to limit the ability of foreign firms to create large-scale GPU clusters, for example by requiring chip tracking and throttling mechanisms that would disable or impair GPUs if certain system or use conditions are detected. Such restrictions would be technically and commercially infeasible, and if imposed by the USG, would effectively prevent exports of products exceeding the thresholds to impacted regions and customers. Export controls restricting our gaming products, may disrupt a significant portion of our supply and distribution chain and negatively impact sales of such products to markets outside China, including the U.S. and Europe. Export controls may disrupt our supply and distribution chain for a substantial portion of our products, which are warehoused in and distributed from Hong Kong. Export controls restricting our ability to sell datacenter GPUs may also negatively impact demand for our networking products used in servers containing our GPUs. The USG may also impose export controls on our networking products, such as high-speed network interconnects, to limit the ability of downstream parties to create large clusters for frontier model training. Any new control that impacts a wide range of our products, including but not limited to A800, H800, and gaming products would likely have a disproportionate impact on NVIDIA and may disadvantage us against certain of our competitors that sell chips that are outside the scope of such control. Excessive or shifting export controls may also encourage customers outside China and other impacted regions to “design-out” U.S. semiconductors from their products to reduce the compliance burden and risk, and to ensure that they are able to serve markets worldwide. As a result, excessive or shifting export controls may negatively impact demand for our products and services not only in China, but also in other markets, such as Europe, Latin America, and Southeast Asia. Excessive or shifting export controls increase the risk of investing in U.S. advanced semiconductor products, because by the time a new product is ready for market, it may be subject to new unilateral export controls restricting its sale. At the same time, such controls may increase investment in foreign competitors, which would be less likely to be restricted by U.S. controls.
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
We currently and will likely continue to face legal, administrative and regulatory proceedings, claims, demands and/or investigations involving shareholder, consumer, competition and/or other issues relating to our business. For example, we are defending a securities class action lawsuit from multiple shareholders asserting claims that we and certain of our officers made false and/or misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand in 2017 and 2018. Litigation and regulatory proceedings are inherently uncertain, and adverse rulings could occur, including monetary damages or fines, or an injunction stopping us from manufacturing or selling certain products, engaging in certain business practices, or requiring other remedies, such as compulsory licensing of patents. An unfavorable outcome or settlement may result in a material adverse impact. Regardless of the outcome, litigation can be costly, time-consuming, and disruptive to our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the second quarter of fiscal year 2024, we repurchased 7.5 million shares of our common stock for $3.28 billion. Since the inception of our share repurchase program, we have repurchased an aggregate of 1.11 billion shares for a total cost of $20.40 billion through July 30, 2023. As of July 30, 2023, we were authorized, subject to certain specifications, to repurchase shares of our common stock up to $3.95 billion.
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
In the second quarter and first half of fiscal year 2024, we paid $99 million and $199 million, respectively, in cash dividends. Our cash dividend program and the payment of future cash dividends under that program are subject to our Board of Directors' continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.
The following table presents details of our share repurchase transactions during the second quarter of fiscal year 2024:

Period	Total Number of Shares Purchased (In millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (In millions)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In billions)
May 1, 2023 - May 28, 2023	—	$—	—	$7.23
May 29, 2023 - June 25, 2023	1.9	$420.77	1.9	$6.41
June 26, 2023 - July 30, 2023	5.6	$440.19	5.6	$3.95
Total	7.5		7.5
On August 21, 2023, our Board of Directors approved an increase to our share repurchase program of an additional $25.00 billion, without expiration. From July 31, 2023 through August 24, 2023, we repurchased 2 million shares for $998 million pursuant to a Rule 10b5-1 trading plan. As of August 24, 2023, a total of $27.95 billion was available for repurchase.
Restricted Stock Unit Share Withholding
We also withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our employee equity incentive program. During the second quarter and first half of fiscal year 2024, we withheld approximately 1 million and 3 million shares, respectively, for a total value of $672 million and $1.18 billion, respectively.
ITEM 5. OTHER INFORMATION
None of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408(a) of Regulation S-K, during the second quarter of fiscal year 2024.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Date: August 25, 2023

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)