Form 10-Q
period 2023-10-29
NVIDIA CORP
filed 2023-11-21
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.001 par value, outstanding as of November 17, 2023, was 2.47 billion.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 29, 2023
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2023	2022	2023	2022

Revenue	$18,120	$5,931	$38,819	$20,923
Cost of revenue	4,720	2,754	11,309	9,400
Gross profit	13,400	3,177	27,510	11,523
Operating expenses
Research and development	2,294	1,945	6,210	5,387
Sales, general and administrative	689	631	1,942	1,815
Acquisition termination cost	—	—	—	1,353
Total operating expenses	2,983	2,576	8,152	8,555
Operating income	10,417	601	19,358	2,968
Interest income	234	88	572	152
Interest expense	(63)	(65)	(194)	(198)
Other, net	(66)	(11)	(24)	(29)
Other income (expense), net	105	12	354	(75)
Income before income tax	10,522	613	19,712	2,893
Income tax expense (benefit)	1,279	(67)	2,237	(61)
Net income	$9,243	$680	$17,475	$2,954

Net income per share:
Basic	$3.75	$0.27	$7.07	$1.18
Diluted	$3.71	$0.27	$7.01	$1.17

Weighted average shares used in per share computation:
Basic	2,468	2,483	2,470	2,495
Diluted	2,494	2,499	2,494	2,517

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2023	2022	2023	2022

Net income	$9,243	$680	$17,475	$2,954
Other comprehensive loss, net of tax
Available-for-sale securities:
Net change in unrealized gain (loss)	—	(18)	7	(53)
Reclassification adjustments for net realized gain included in net income	—	—	—	1
Net change in unrealized gain (loss)	—	(18)	7	(52)
Cash flow hedges:
Net change in unrealized loss	(23)	(14)	(14)	(44)
Reclassification adjustments for net realized loss included in net income	(14)	(1)	(38)	(16)
Net change in unrealized loss	(37)	(15)	(52)	(60)
Other comprehensive loss, net of tax	(37)	(33)	(45)	(112)
Total comprehensive income	$9,206	$647	$17,430	$2,842

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	October 29,	January 29,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$5,519	$3,389
Marketable securities	12,762	9,907
Accounts receivable, net	8,309	3,827
Inventories	4,779	5,159
Prepaid expenses and other current assets	1,289	791
Total current assets	32,658	23,073
Property and equipment, net	3,844	3,807
Operating lease assets	1,316	1,038
Goodwill	4,430	4,372
Intangible assets, net	1,251	1,676
Deferred income tax assets	5,982	3,396
Other assets	4,667	3,820
Total assets	$54,148	$41,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,380	$1,193
Accrued and other current liabilities	5,472	4,120
Short-term debt	1,249	1,250
Total current liabilities	9,101	6,563
Long-term debt	8,457	9,703
Long-term operating lease liabilities	1,091	902
Other long-term liabilities	2,234	1,913
Total liabilities	20,883	19,081
Commitments and contingencies - see Note 13
Shareholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	12,991	11,971
Accumulated other comprehensive loss	(88)	(43)
Retained earnings	20,360	10,171
Total shareholders' equity	33,265	22,101
Total liabilities and shareholders' equity	$54,148	$41,182

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED OCTOBER 29, 2023 AND OCTOBER 30, 2022
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
(In millions, except per share data)	Shares	Amount
Balances, July 30, 2023	2,469	$2	$12,629	$(51)	$14,921	$27,501
Net income	—	—	—	—	9,243	9,243
Other comprehensive loss	—	—	—	(37)	—	(37)
Issuance of common stock from stock plans	7	—	157	—	—	157
Tax withholding related to vesting of restricted stock units	(2)	—	(764)	—	—	(764)
Shares repurchased	(8)	—	(14)	—	(3,705)	(3,719)
Cash dividends declared and paid ($0.04 per common share)	—	—	—	—	(99)	(99)
Stock-based compensation	—	—	983	—	—	983
Balances, October 29, 2023	2,466	$2	$12,991	$(88)	$20,360	$33,265
Balances, July 31, 2022	2,489	$2	$10,968	$(90)	$12,971	$23,851
Net income	—	—	—	—	680	680
Other comprehensive loss	—	—	—	(33)	—	(33)
Issuance of common stock from stock plans	9	—	143	—	—	143
Tax withholding related to vesting of restricted stock units	(2)	—	(294)	—	—	(294)
Shares repurchased	(28)	—	(1)	—	(3,646)	(3,647)
Cash dividends declared and paid ($0.04 per common share)	—	—	—	—	(100)	(100)
Stock-based compensation	—	—	749	—	—	749
Balances, October 30, 2022	2,468	$2	$11,565	$(123)	$9,905	$21,349
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED OCTOBER 29, 2023 AND OCTOBER 30, 2022
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
(In millions, except per share data)	Shares	Amount
Balances, January 29, 2023	2,466	$2	$11,971	$(43)	$10,171	$22,101
Net income	—	—	—	—	17,475	17,475
Other comprehensive loss	—	—	—	(45)	—	(45)
Issuance of common stock from stock plans	21	—	403	—	—	403
Tax withholding related to vesting of restricted stock units	(5)	—	(1,942)	—	—	(1,942)
Shares repurchased	(16)	—	(15)	—	(6,990)	(7,005)
Cash dividends declared and paid ($0.12 per common share)	—	—	—	—	(296)	(296)
Stock-based compensation	—	—	2,574	—	—	2,574
Balances, October 29, 2023	2,466	$2	$12,991	$(88)	$20,360	$33,265
Balances, January 30, 2022	2,506	$3	$10,385	$(11)	$16,235	$26,612
Net income	—	—	—	—	2,954	2,954
Other comprehensive loss	—	—	—	(112)	—	(112)
Issuance of common stock from stock plans	24	—	349	—	—	349
Tax withholding related to vesting of restricted stock units	(6)	—	(1,131)	—	—	(1,131)
Shares repurchased	(56)	(1)	(3)	—	(8,984)	(8,988)
Cash dividends declared and paid ($0.12 per common share)	—	—	—	—	(300)	(300)
Stock-based compensation	—	—	1,965	—	—	1,965
Balances, October 30, 2022	2,468	$2	$11,565	$(123)	$9,905	$21,349
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	October 29,	October 30,
	2023	2022
Cash flows from operating activities:
Net income	$17,475	$2,954
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	2,555	1,971
Depreciation and amortization	1,121	1,118
Losses on investments in non-affiliates	24	35
Deferred income taxes	(2,411)	(1,517)
Acquisition termination cost	—	1,353
Other	(170)	(27)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,482)	(258)
Inventories	405	(1,848)
Prepaid expenses and other assets	(337)	(1,307)
Accounts payable	1,250	(358)
Accrued and other current liabilities	953	1,175
Other long-term liabilities	208	102
Net cash provided by operating activities	16,591	3,393
Cash flows from investing activities:
Proceeds from maturities of marketable securities	8,001	16,792
Proceeds from sales of marketable securities	—	1,806
Purchases of marketable securities	(10,688)	(9,764)
Purchases related to property and equipment and intangible assets	(815)	(1,324)
Acquisitions, net of cash acquired	(83)	(49)
Investments in non-affiliates and other, net	(872)	(83)
Net cash provided by (used in) investing activities	(4,457)	7,378
Cash flows from financing activities:
Proceeds related to employee stock plans	403	349
Payments related to repurchases of common stock	(6,874)	(8,826)
Repayment of debt	(1,250)	—
Payments related to tax on restricted stock units	(1,942)	(1,131)
Dividends paid	(296)	(300)
Principal payments on property and equipment and intangible assets	(44)	(54)
Other	(1)	1
Net cash used in financing activities	(10,004)	(9,961)
Change in cash, cash equivalents, and restricted cash	2,130	810
Cash, cash equivalents, and restricted cash at beginning of period	3,389	1,990
Cash, cash equivalents, and restricted cash at end of period	$5,519	$2,800
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$4,676	$1,372
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
Fiscal Year
We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2024 and 2023 are both 52-week years. The third quarters of fiscal years 2024 and 2023 were both 13-week quarters.
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
In February 2023, we completed an assessment of the useful lives of our property, plant, and equipment. Based on advances in technology and usage rate, we increased the estimated useful life of a majority of our server, storage, and network equipment from three to a range of four to five years, and our assembly and test equipment from five to seven years. This change in accounting estimate became effective at the beginning of fiscal year 2024. Based on the carrying amounts of a majority of our server, storage, network, and assembly and test equipment, net, in use as of the end of fiscal year 2023, the estimated effect of this change for the three months ended October 29, 2023 was a benefit of $17 million and $24 million for cost of revenue and operating expenses, respectively, which resulted in an increase in operating income of $41 million and net income of $36 million after tax, or $0.01 per both basic and diluted share. The estimated effect of this change for the first nine months of fiscal year 2024 was a benefit of $24 million and $83 million

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

for cost of revenue and operating expenses, respectively, which resulted in an increase in operating income of $107 million and net income of $91 million after tax, or $0.04 per both basic and diluted share.
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
Future minimum lease payments under our non-cancelable operating leases as of October 29, 2023 are as follows:

Operating Lease Obligations
(In millions)
Fiscal Year:
2024 (excluding first nine months of fiscal year 2024)	$84
2025	269
2026	248
2027	233
2028	220
2029 and thereafter	454
Total	1,508
Less imputed interest	187
Present value of net future minimum lease payments	1,321
Less short-term operating lease liabilities	230
Long-term operating lease liabilities	$1,091
In addition, we have operating leases, primarily for our data centers, that are expected to commence between the fourth quarter of fiscal year 2024 and fiscal year 2025 with lease terms of 3 to 10 years for $924 million.
Operating lease expenses were $69 million and $49 million for the third quarter of fiscal years 2024 and 2023, respectively, and $195 million and $139 million for the first nine months of fiscal years 2024 and 2023, respectively. Short-term and variable lease expenses for the third quarter and first nine months of fiscal years 2024 and 2023 were not significant.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other information related to leases was as follows:

	Nine Months Ended
	October 29, 2023	October 30, 2022

	(In millions)
Supplemental cash flows information
Operating cash flows used for operating leases	$200	$134
Operating lease assets obtained in exchange for lease obligations	$439	$213
As of October 29, 2023, our operating leases had a weighted average remaining lease term of 6.3 years and a weighted average discount rate of 3.64%. As of January 29, 2023, our operating leases had a weighted average remaining lease term of 6.8 years and a weighted average discount rate of 3.21%.
Note 4 - Stock-Based Compensation
Our stock-based compensation expense is associated with restricted stock units, or RSUs, performance stock units that are based on our corporate financial performance targets, or PSUs, performance stock units that are based on market conditions, or market-based PSUs, and our employee stock purchase plan, or ESPP.
Our Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts allocated to inventory, as follows:

	Three Months Ended		Nine Months Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022

	(In millions)
Cost of revenue	$38	$32	$96	$108
Research and development	701	530	1,826	1,365
Sales, general and administrative	240	183	633	498
Total	$979	$745	$2,555	$1,971
Equity Award Activity
The following is a summary of our equity award transactions under our equity incentive plans:

	RSUs, PSUs, and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

	(In millions, except per share data)
Balances, January 29, 2023	45	$158.45
Granted	13	$364.52
Vested	(16)	$141.02
Canceled and forfeited	(1)	$201.49
Balances, October 29, 2023	41	$230.11
As of October 29, 2023, there was $9.03 billion of aggregate unearned stock-based compensation expense. This amount is expected to be recognized over a weighted average period of 2.6 years for RSUs, PSUs, and market-based PSUs, and 11 months for ESPP.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5 – Net Income Per Share
The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2023	2022	2023	2022

	(In millions, except per share data)
Numerator:
Net income	$9,243	$680	$17,475	$2,954
Denominator:
Basic weighted average shares	2,468	2,483	2,470	2,495
Dilutive impact of outstanding equity awards	26	16	24	22
Diluted weighted average shares	2,494	2,499	2,494	2,517
Net income per share:
Basic (1)	$3.75	$0.27	$7.07	$1.18
Diluted (2)	$3.71	$0.27	$7.01	$1.17
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	1	36	14	29
(1)    Calculated as net income divided by basic weighted average shares.
(2)    Calculated as net income divided by diluted weighted average shares.
Diluted net income per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period, using the treasury stock method. Any anti-dilutive effect of equity awards outstanding is not included in the computation of diluted net income per share.
Note 6 – Income Taxes
Income tax was an expense of $1.28 billion and $2.24 billion for the third quarter and first nine months of fiscal year 2024, respectively, and a benefit of $67 million and $61 million for the third quarter and first nine months of fiscal year 2023, respectively. Income tax as a percentage of income before income tax was an expense of 12.2% and 11.3% for the third quarter and first nine months of fiscal year 2024, respectively, and a benefit of 10.9% and 2.1% for the third quarter and first nine months of fiscal year 2023, respectively.

During the third quarter of fiscal year 2024, the Internal Revenue Service, or IRS, audit of our federal income tax returns for fiscal years 2018 and 2019 was resolved. We recognized a non-cash net benefit of $145 million, related to this IRS audit resolution, for effectively settled positions. This benefit consists of a reduction in unrecognized tax benefits of $236 million and related accrued interest of $17 million, net of federal benefit partially offset by additional cash tax payments and reductions in tax attribute carryforwards of $108 million.

The effective tax rate increased due to a decreased impact of tax benefits from the foreign-derived intangible income deduction, stock-based compensation, and the U.S. federal research tax credit, relative to the increase in income before income tax. The increase in the effective tax rate was partially offset by a benefit due to the IRS audit resolution.

Our effective tax rates for the first nine months of fiscal years 2024 and 2023 were lower than the U.S. federal statutory rate of 21% due to tax benefits from the foreign-derived intangible income deduction, stock-based compensation and the U.S. federal research tax credit. Our effective tax rate for the first nine months of fiscal year 2024 was additionally benefited by the IRS audit resolution.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other than the IRS audit resolution, for the first nine months of fiscal year 2024, there were no material changes to our tax years that remain subject to examination by major tax jurisdictions. Additionally, there have been no other material changes to our unrecognized tax benefits and any related interest or penalties since the fiscal year ended January 29, 2023.

While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon review, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of October 29, 2023, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next 12 months.
Note 7 - Cash Equivalents and Marketable Securities
Our cash equivalents and marketable securities related to debt securities are classified as “available-for-sale” debt securities.
The following is a summary of cash equivalents and marketable securities:

	October 29, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	$6,937	$1	$(20)	$6,918	$1,714	$5,204
Debt securities issued by the U.S. Treasury	5,075	1	(24)	5,052	—	5,052
Money market funds	3,190	—	—	3,190	3,190	—
Debt securities issued by U.S. government agencies	2,316	—	(5)	2,311	100	2,211
Certificates of deposit	418	—	—	418	198	220
Foreign government bonds	175	—	—	175	100	75
Total	$18,111	$2	$(49)	$18,064	$5,302	$12,762

	January 29, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	$4,809	$—	$(12)	$4,797	$1,087	$3,710
Debt securities issued by the U.S. Treasury	4,185	1	(44)	4,142	—	4,142
Debt securities issued by U.S. government agencies	1,836	—	(2)	1,834	50	1,784
Money market funds	1,777	—	—	1,777	1,777	—
Certificates of deposit	365	—	—	365	134	231
Foreign government bonds	140	—	—	140	100	40
Total	$13,112	$1	$(58)	$13,055	$3,148	$9,907

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables provide the breakdown of unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	October 29, 2023
	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(In millions)
Corporate debt securities	$2,773	$(16)	$852	$(4)	$3,625	$(20)
Debt securities issued by the U.S. Treasury	2,098	(12)	1,371	(12)	3,469	(24)
Debt securities issued by U.S. government agencies	1,447	(5)	—	—	1,447	(5)
Total	$6,318	$(33)	$2,223	$(16)	$8,541	$(49)

	January 29, 2023
	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(In millions)
Debt securities issued by the U.S. Treasury	$2,444	$(21)	$1,172	$(23)	$3,616	$(44)
Corporate debt securities	1,188	(7)	696	(5)	1,884	(12)
Debt securities issued by U.S. government agencies	1,307	(2)	—	—	1,307	(2)
Total	$4,939	$(30)	$1,868	$(28)	$6,807	$(58)
The gross unrealized losses are related to fixed income securities, driven primarily by changes in interest rates. Net realized gains and losses were not significant for all periods presented.
The amortized cost and estimated fair value of cash equivalents and marketable securities are shown below by contractual maturity.

	October 29, 2023		January 29, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(In millions)
Less than one year	$11,405	$11,388	$9,738	$9,708
Due in 1 - 5 years	6,706	6,676	3,374	3,347
Total	$18,111	$18,064	$13,112	$13,055

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

		Fair Value at
	Pricing Category	October 29, 2023	January 29, 2023

		(In millions)
Assets
Cash equivalents and marketable securities:
Money market funds	Level 1	$3,190	$1,777
Corporate debt securities	Level 2	$6,918	$4,797
Debt securities issued by the U.S. Treasury	Level 2	$5,052	$4,142
Debt securities issued by U.S. government agencies	Level 2	$2,311	$1,834
Certificates of deposit	Level 2	$418	$365
Foreign government bonds	Level 2	$175	$140
Other assets (Investments in non-affiliated entities):
Publicly-held equity securities	Level 1	$153	$11
Privately-held equity securities	Level 3	$1,019	$288

Liabilities (1)
0.309% Notes Due 2023	Level 2	$—	$1,230
0.584% Notes Due 2024	Level 2	$1,212	$1,185
3.20% Notes Due 2026	Level 2	$945	$966
1.55% Notes Due 2028	Level 2	$1,060	$1,099
2.85% Notes Due 2030	Level 2	$1,289	$1,364
2.00% Notes Due 2031	Level 2	$981	$1,044
3.50% Notes Due 2040	Level 2	$756	$870
3.50% Notes Due 2050	Level 2	$1,388	$1,637
3.70% Notes Due 2060	Level 2	$342	$410

(1)    These liabilities are carried on our Condensed Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount and issuance costs.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9 - Amortizable Intangible Assets and Goodwill
The components of our amortizable intangible assets are as follows:

	October 29, 2023			January 29, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In millions)
Acquisition-related intangible assets	$2,642	$(1,584)	$1,058	$3,093	$(1,614)	$1,479
Patents and licensed technology	450	(257)	193	446	(249)	197
Total intangible assets	$3,092	$(1,841)	$1,251	$3,539	$(1,863)	$1,676
Amortization expense associated with intangible assets was $144 million and $471 million for the third quarter and first nine months of fiscal year 2024, respectively, and $181 million and $518 million for the third quarter and first nine months of fiscal year 2023, respectively.
The following table outlines the estimated future amortization expense related to the net carrying amount of intangible assets as of October 29, 2023:

Future Amortization Expense
(In millions)
Fiscal Year:
2024 (excluding first nine months of fiscal year 2024)	$143
2025	554
2026	259
2027	149
2028	37
2029 and thereafter	109
Total	$1,251
In the first nine months of fiscal year 2024, goodwill increased by $58 million from an acquisition, and was assigned to our Compute & Networking segment.
Note 10 - Balance Sheet Components
Two customers each accounted for 11% of our accounts receivable balance as of October 29, 2023. Two customers accounted for 14% and 11% of our accounts receivable balance as of January 29, 2023.
Certain balance sheet components are as follows:

	October 29,	January 29,
	2023	2023

Inventories (1):	(In millions)
Raw materials	$1,663	$2,430
Work in-process	1,338	466
Finished goods	1,778	2,263
Total inventories	$4,779	$5,159

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(1)    During the third quarter of fiscal years 2024 and 2023, we recorded an inventory provision of approximately $208 million and $354 million, respectively, in cost of revenue.

	October 29,	January 29,
	2023	2023

Other Assets:	(In millions)
Prepaid supply and capacity agreements (1)	$2,927	$2,989
Investments in non-affiliated entities	1,172	299
Prepaid royalties	369	387
Prepaid cloud services	60	23
Other	139	122
Total other assets	$4,667	$3,820
(1)    As of October 29, 2023 and January 29, 2023, there were an additional $743 million and $458 million of short-term prepaid supply and capacity agreements included in Prepaid expenses and other current assets, respectively.

	October 29,	January 29,
	2023	2023

Accrued and Other Current Liabilities:	(In millions)
Customer program accruals	$1,771	$1,196
Excess inventory purchase obligations (1)	1,280	954
Accrued payroll and related expenses	516	530
Deferred revenue (2)	513	354
Taxes payable	420	467
Product warranty and return provisions	299	108
Operating leases	230	176
Licenses and royalties	150	149
Unsettled share repurchases	117	—
Other	176	186
Total accrued and other current liabilities	$5,472	$4,120
(1)    During the third quarter of fiscal years 2024 and 2023, we recorded an expense of approximately $473 million and $348 million, respectively, in cost of revenue for inventory purchase obligations in excess of our current demand projections, supplier charges and for penalties related to cancellations and underutilization.
(2)    Deferred revenue primarily includes customer advances and deferrals related to license and development arrangements, support for hardware and software, and cloud services.

	October 29,	January 29,
	2023	2023

Other Long-Term Liabilities:	(In millions)
Income tax payable (1)	$1,206	$1,204
Deferred revenue (2)	425	218
Deferred income tax	424	247
Licenses payable	113	181
Other	66	63
Total other long-term liabilities	$2,234	$1,913
(1)    Income tax payable is comprised of the long-term portion of the one-time transition tax payable, unrecognized tax benefits, and related interest and penalties.
(2)    Deferred revenue primarily includes deferrals related to support for hardware and software.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Deferred Revenue
The following table shows the changes in deferred revenue during the first nine months of fiscal years 2024 and 2023:

	October 29,	October 30,
	2023	2022

	(In millions)
Balance at beginning of period	$572	$502
Deferred revenue additions during the period	1,269	577
Revenue recognized during the period	(903)	(528)
Balance at end of period	$938	$551
Revenue allocated to remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, was $896 million as of October 29, 2023. We expect to recognize approximately 42% of this revenue over the next twelve months and the remainder thereafter. This excludes revenue related to performance obligations for contracts with a length of one year or less.
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
The table below presents the notional value of our foreign currency forward contracts outstanding:

	October 29, 2023	January 29, 2023

	(In millions)
Designated as cash flow hedges	$1,148	$1,128
Non-designated hedges	$365	$366
The unrealized gains and losses or fair value of our foreign currency forward contracts was not significant as of October 29, 2023 and January 29, 2023.
As of October 29, 2023, all designated foreign currency forward contracts mature within 18 months. The expected realized gains and losses deferred into accumulated other comprehensive income or loss related to foreign currency forward contracts within the next twelve months was not significant.
During the first nine months of fiscal years 2024 and 2023, the impact of derivative financial instruments designated for hedge accounting treatment on other comprehensive income or loss was not significant and all such instruments were determined to be highly effective.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 12 - Debt
Long-Term Debt
The carrying value of our outstanding notes, the calendar year of maturity, and the associated interest rates were as follows:

			Carrying Value at
	Expected Remaining Term (years)	Effective Interest Rate	October 29, 2023	January 29, 2023

			(In millions)
0.309% Notes Due 2023	—	0.41%	$—	$1,250
0.584% Notes Due 2024	0.6	0.66%	1,250	1,250
3.20% Notes Due 2026	2.9	3.31%	1,000	1,000
1.55% Notes Due 2028	4.6	1.64%	1,250	1,250
2.85% Notes Due 2030	6.4	2.93%	1,500	1,500
2.00% Notes Due 2031	7.6	2.09%	1,250	1,250
3.50% Notes Due 2040	16.4	3.54%	1,000	1,000
3.50% Notes Due 2050	26.4	3.54%	2,000	2,000
3.70% Notes Due 2060	36.4	3.73%	500	500
Unamortized debt discount and issuance costs			(44)	(47)
Net carrying amount			9,706	10,953
Less short-term portion			(1,249)	(1,250)
Total long-term portion			$8,457	$9,703
All our notes are unsecured senior obligations. All existing and future liabilities of our subsidiaries will be effectively senior to the notes. Our notes pay interest semi-annually. We may redeem each of our notes prior to maturity, subject to a make-whole premium as defined in the applicable form of note.
On June 15, 2023, we repaid the 0.309% Notes Due 2023.

As of October 29, 2023, we were in compliance with the required covenants, which are non-financial in nature, under the outstanding notes.
Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of October 29, 2023, we had not issued any commercial paper.
Note 13 - Commitments and Contingencies
Purchase Obligations
Our purchase obligations reflect our commitments to purchase components used to manufacture our products, including long-term supply and capacity agreements, certain software and technology licenses, other goods and services and long-lived assets.
As of October 29, 2023, we had outstanding inventory purchase and long-term supply and capacity obligations totaling $17.11 billion. We enter into agreements with contract manufacturers that allow them to procure inventory based upon criteria as defined by us, and in certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed, but these changes may result in the payment of costs incurred through the date of

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
cancellation. Other non-inventory purchase obligations were $4.43 billion, which includes $3.60 billion of multi-year cloud service agreements, primarily to support our research and development efforts.
Total future purchase commitments as of October 29, 2023 are as follows:

Commitments
(In millions)
Fiscal Year:
2024 (excluding first nine months of fiscal year 2024)	$6,499
2025	11,861
2026	1,128
2027	1,038
2028	660
2029 and thereafter	354
Total	$21,540
Accrual for Product Warranty Liabilities
The estimated amount of product warranty liabilities was $142 million and $82 million as of October 29, 2023 and January 29, 2023, respectively. The estimated product returns and estimated product warranty activity consisted of the following:

	Three Months Ended		Nine Months Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
	(In millions)
Balance at beginning of period	$115	$168	$82	$46
Additions	50	3	105	141
Utilization	(23)	(67)	(45)	(83)
Balance at end of period	$142	$104	$142	$104
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
Litigation
Securities Class Action and Derivative Lawsuits
The plaintiffs in the putative securities class action lawsuit, captioned 4:18-cv-07669-HSG, initially filed on December 21, 2018 in the United States District Court for the Northern District of California, and titled In Re NVIDIA Corporation Securities Litigation, filed an amended complaint on May 13, 2020. The amended complaint asserted that NVIDIA and certain NVIDIA executives violated Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and SEC Rule 10b-5, by making materially false or misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand between May 10, 2017 and November 14, 2018. Plaintiffs also alleged that the NVIDIA executives who they named as defendants violated Section 20(a) of the Exchange Act. Plaintiffs sought class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees and expert fees, and further relief as the Court may deem just and proper. On March 2, 2021, the district court granted NVIDIA’s motion to dismiss the complaint without leave to amend, entered judgment in favor of NVIDIA and closed the case. On March 30, 2021, plaintiffs filed an appeal from judgment

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
in the United States Court of Appeals for the Ninth Circuit, case number 21-15604. On August 25, 2023, a majority of a three-judge Ninth Circuit panel affirmed in part and reversed in part the district court’s dismissal of the case, with a third judge dissenting on the basis that the district court did not err in dismissing the case. On November 15, 2023, the Ninth Circuit denied NVIDIA’s petition for rehearing en banc of the Ninth Circuit panel’s majority decision to reverse in part the dismissal of the case, which NVIDIA had filed on October 10, 2023.
The putative derivative lawsuit pending in the United States District Court for the Northern District of California, captioned 4:19-cv-00341-HSG, initially filed January 18, 2019 and titled In re NVIDIA Corporation Consolidated Derivative Litigation, was stayed pending resolution of the plaintiffs’ appeal in the In Re NVIDIA Corporation Securities Litigation action. On February 22, 2022, the court administratively closed the case, but stated that it would reopen the case once the appeal in the In Re NVIDIA Corporation Securities Litigation action is resolved. Following the Ninth Circuit’s denial of NVIDIA’s petition for rehearing on November 15, 2023, the parties will meet and confer regarding the next steps in this derivative matter. The lawsuit asserts claims, purportedly on behalf of us, against certain officers and directors of the Company for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act based on the dissemination of allegedly false and misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand. The plaintiffs are seeking unspecified damages and other relief, including reforms and improvements to NVIDIA’s corporate governance and internal procedures.
The putative derivative actions initially filed September 24, 2019 and pending in the United States District Court for the District of Delaware, Lipchitz v. Huang, et al. (Case No. 1:19-cv-01795-UNA) and Nelson v. Huang, et. al. (Case No. 1:19-cv-01798- UNA), remain stayed pending resolution of the plaintiffs’ appeal in the In Re NVIDIA Corporation Securities Litigation action. Following the Ninth Circuit’s denial of NVIDIA’s petition for rehearing on November 15, 2023, the parties will meet and confer regarding the next steps in these derivative matters. The lawsuits assert claims, purportedly on behalf of us, against certain officers and directors of the Company for breach of fiduciary duty, unjust enrichment, insider trading, misappropriation of information, corporate waste and violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act based on the dissemination of allegedly false and misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand. The plaintiffs seek unspecified damages and other relief, including disgorgement of profits from the sale of NVIDIA stock and unspecified corporate governance measures.
Another putative derivative action was filed on October 30, 2023 in the Court of Chancery of the State of Delaware, captioned Horanic v. Huang, et al. (Case No. 2023-1096-KSJM). This lawsuit asserts claims, purportedly on behalf of us, against certain officers and directors of the Company for breach of fiduciary duty and insider trading based on the dissemination of allegedly false and misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand. The plaintiffs seek unspecified damages and other relief, including disgorgement of profits from the sale of NVIDIA stock and reform of unspecified corporate governance measures.
Accounting for Loss Contingencies
As of October 29, 2023, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, except as specifically described above, any possible loss or range of loss in these matters cannot be reasonably estimated at this time. We are engaged in legal actions not described above arising in the ordinary course of business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.
Note 14 - Shareholders’ Equity
Capital Return Program
During the third quarter and first nine months of fiscal year 2024, we repurchased 8.3 million and 15.9 million shares of our common stock for $3.72 billion and $7.01 billion, respectively. During the third quarter and first nine months of fiscal year 2023, we repurchased 28 million and 56 million shares of our common stock for

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
$3.65 billion and $8.99 billion, respectively. In August 2023, our Board of Directors approved an increase to our share repurchase program of an additional $25.00 billion, without expiration. As of October 29, 2023, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $25.24 billion. From October 30, 2023 through November 17, 2023, we repurchased 0.8 million shares for $366 million pursuant to a Rule 10b5-1 trading plan. Our share repurchase program aims to offset dilution from shares issued to employees. We may pursue additional share repurchases as we weigh market factors and other investment opportunities.
During the third quarter and first nine months of fiscal year 2024, we paid $99 million and $296 million in cash dividends to our shareholders, respectively. During the third quarter and first nine months of fiscal year 2023, we paid $100 million and $300 million in cash dividends to our shareholders, respectively. Our cash dividend program and the payment of future cash dividends under that program are subject to our Board of Directors' continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.
Note 15 - Segment Information
Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making decisions and assessing financial performance.
The Compute & Networking segment includes our Data Center accelerated computing platform; networking; automotive artificial intelligence, or AI, Cockpit, autonomous driving development agreements, and autonomous vehicle solutions; electric vehicle computing platforms; Jetson for robotics and other embedded platforms; NVIDIA AI Enterprise and other software; and DGX Cloud.
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
The “All Other” category includes the expenses that our CODM does not assign to either Compute & Networking or Graphics for purposes of making operating decisions or assessing financial performance. The expenses include stock-based compensation expense, corporate infrastructure and support costs, acquisition-related and other costs, intellectual property related, or IP-related costs, acquisition termination cost, and other non-recurring charges and benefits that our CODM deems to be enterprise in nature.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Compute & Networking	Graphics	All Other	Consolidated

	(In millions)
Three Months Ended October 29, 2023
Revenue	$14,645	$3,475	$—	$18,120
Operating income (loss)	$10,262	$1,493	$(1,338)	$10,417

Three Months Ended October 30, 2022
Revenue	$3,816	$2,115	$—	$5,931
Operating income (loss)	$1,086	$606	$(1,091)	$601

Nine Months Ended October 29, 2023
Revenue	$29,507	$9,312	$—	$38,819
Operating income (loss)	$19,149	$3,751	$(3,542)	$19,358

Nine Months Ended October 30, 2022
Revenue	$11,395	$9,528	$—	$20,923
Operating income (loss)	$3,509	$3,739	$(4,280)	$2,968

	Three Months Ended		Nine Months Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022

	(In millions)
Reconciling items included in "All Other" category:
Stock-based compensation expense	$(979)	$(745)	$(2,555)	$(1,971)
Unallocated cost of revenue and operating expenses	(198)	(156)	(515)	(432)
Acquisition-related and other costs	(135)	(174)	(446)	(499)
IP-related costs	(26)	—	(36)	—
Acquisition termination cost	—	—	—	(1,353)
Other	—	(16)	10	(25)
Total	$(1,338)	$(1,091)	$(3,542)	$(4,280)

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Revenue by geographic region is designated based upon the billing location of the customer. Revenue by Geographic areas were as follows:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2023	2022	2023	2022

	(In millions)
Revenue:
United States	$6,302	$2,148	$14,730	$6,069
Taiwan	4,333	1,153	8,968	5,134
China (including Hong Kong)	4,030	1,148	8,360	4,831
Singapore	2,702	536	4,506	1,963
Other countries	753	946	2,255	2,926
Total revenue	$18,120	$5,931	$38,819	$20,923
Revenue from sales to customers outside of the United States accounted for 65% and 62% of total revenue for the third quarter and first nine months of fiscal year 2024, respectively, and 64% and 71% of total revenue for the third quarter and first nine months of fiscal year 2023, respectively. The increase in revenue to the United States for the third quarter and first nine months of fiscal year 2024 was primarily due to higher U.S.-based Data Center end demand.
Sales to one customer, or Customer A, represented 12% of total revenue for the third quarter of fiscal year 2024, and sales to a second customer, or Customer B, represented 11% of total revenue for the first nine months of fiscal year 2024, both of which were attributable to the Compute & Networking segment.
In the first nine months of fiscal year 2023, there were no customers with 10% or more of total revenue. In the third quarter of fiscal year 2023, one customer represented 10% of total revenue, primarily attributable to the Compute & Networking segment.
The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2023	2022	2023	2022

	(In millions)
Revenue:
Data Center	$14,514	$3,833	$29,121	$11,389
Gaming	2,856	1,574	7,582	7,236
Professional Visualization	416	200	1,090	1,318
Automotive	261	251	810	609
OEM and Other	73	73	216	371
Total revenue	$18,120	$5,931	$38,819	$20,923

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements which are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 29, 2023 and in our Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2023 and July 30, 2023 in greater detail under the heading “Risk Factors” of such reports. Given these risks, uncertainties, and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

All references to “NVIDIA,” “we,” “us,” “our” or the “Company” mean NVIDIA Corporation and its subsidiaries.
© 2023 NVIDIA Corporation. All rights reserved.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the risk factors set forth in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended January 29, 2023, and our Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2023 and July 30, 2023 under the heading “Risk Factors” of such reports, and our Condensed Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC, before deciding to purchase or sell shares of our common stock.
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
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Recent Developments, Future Objectives and Challenges
Demand and Supply, Product Transitions, and New Products and Business Models
Demand for our data center systems and products has surged over the last three quarters and our demand visibility extends into next year. To meet this expected demand, we have increased our purchase obligations with existing suppliers, added new suppliers and entered into prepaid supply and capacity agreements. These increased purchase volumes, the number of suppliers, and the integration of new suppliers into our supply chain may create more supply chain complexity and execution risk. We expect to continue to enter into supplier and capacity arrangements and expect our supply to increase each quarter through next year. We may incur inventory provisions or impairments if our inventory or supply or capacity commitments exceed demand for our products or demand declines.

We build finished products and maintain inventory in advance of anticipated demand. While we have entered into long-term supply and capacity commitments, we may not be able to secure sufficient commitments for capacity to address our business needs, or our long-term demand expectations may change. These risks may increase as we shorten our product development cycles or enter new lines of business, which may require us to integrate new suppliers into our supply chain, creating additional supply chain complexity.
Product transitions are complex as we often ship both new and prior architecture products simultaneously and we and our channel partners prepare to ship and support new products. Due to our product introduction cycles, we are almost always in various stages of transitioning the architecture of our Data Center, Professional Visualization, and Gaming products. We will have a broader and faster Data Center product launch cadence to meet a growing and diverse set of AI opportunities. The increased frequency of these transitions may magnify the challenges associated with managing our supply and demand due to long manufacturing lead times. Qualification time for new products, customers anticipating product transitions and channel partners reducing channel inventory of prior architectures ahead of new product introductions can create reductions or volatility in our revenue. In addition, the bring up of new product architectures is complex due to functionality challenges and quality concerns not identified in manufacturing testing. These product quality issues may incur costs, increase our warranty costs, and delay further production of our architecture. Deployment of new products to customers creates additional challenges due to the complexity of our technologies, which has impacted and may in the future impact the timing of customer purchases or otherwise impact our demand. While we have managed prior product transitions and have previously sold multiple product architectures at the same time, these transitions are difficult, may impair our ability to predict demand and impact our supply mix, and we may incur additional costs.
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
Global Trade
During the third quarter of fiscal year 2023, the U.S. government, or the USG, announced licensing requirements that, with certain exceptions, impact exports to China (including Hong Kong and Macau) and Russia of our A100 and H100 integrated circuits, DGX or any other systems or boards which incorporate A100 or H100 integrated circuits.
During the second quarter of fiscal year 2024, the USG informed us of an additional licensing requirement for a subset of A100 and H100 products destined to certain customers and other regions, including some countries in the Middle East.
On October 17, 2023, the USG announced new and updated licensing requirements effective in our fourth quarter of fiscal year 2024 for exports to China and Country Groups D1, D4, and D5 (including but not limited to Saudi Arabia, the United Arab Emirates, and Vietnam, but excluding Israel) of our products exceeding certain performance thresholds, including A100, A800, H100, H800, L4, L40, L40S and RTX 4090. The licensing requirements also apply to the export of products exceeding certain performance thresholds to a party headquartered in, or with an ultimate parent headquartered in, Country Group D5, including China. On October 23, 2023, the USG informed us the licensing requirements were effective immediately for shipments of our A100, A800, H100, H800, and L40S products. These licensing requirements did not have a meaningful impact on our revenue in the third quarter of fiscal year 2024 as they were announced near the end of the fiscal quarter and we had additional demand from customers outside of the named country groups. Our sales to China and other affected destinations, derived from products that are now subject to licensing requirements, have consistently contributed approximately 20-25% of Data Center revenue over the past few quarters. We expect that our sales to these destinations will decline significantly in the fourth quarter of fiscal year 2024, though we believe the decline will be more than offset by strong growth in other regions.
We are working to expand our Data Center product portfolio to offer new regulation-compliant solutions, including those for which the USG does not wish to have any advance notice before each shipment. To the extent that a customer requires products covered by the licensing requirements, we may seek a license for the customer but have no assurance that the USG will grant such a license, or that the USG will act on the license application in a timely manner or at all.
Our competitive position has been harmed, and our competitive position and future results may be further harmed over the long-term, if there are further changes in the USG’s export controls. Given the increasing strategic importance of AI and rising geopolitical tensions, the USG has changed and may again change the export control rules at any time and further subject a wider range of our products to export restrictions and licensing requirements, negatively impacting our business and financial results. In the event of such change, we may be unable to sell our inventory of such products and may be unable to develop replacement products not subject to the licensing requirements, effectively excluding us from all or part of the China market, as well as other impacted markets, including the Middle East. Our sales to China will decrease significantly in the fourth quarter of fiscal year 2024.
While we work to enhance the resiliency and redundancy of our supply chain, which is currently concentrated in the Asia-Pacific, including China, Hong Kong, Korea and Taiwan, new and existing export controls or changes to existing export controls could limit alternative manufacturing locations and negatively impact our business.
Macroeconomic Factors
Macroeconomic factors, including inflation, increased interest rates, capital market volatility, global supply chain constraints and global economic and geopolitical developments, may have direct and indirect impacts on our results of operations, particularly demand for our products. While difficult to isolate and quantify, these macroeconomic factors can also impact our supply chain and manufacturing costs, employee wages, costs for capital equipment and value of our investments. Our product and solution pricing strategy generally does not fluctuate with short-term changes in our costs. Within our supply chain, we continuously manage product availability and costs with our vendors.
Israel
We are monitoring the impact of the geopolitical conflict in and around Israel on our operations, including the health and safety of our approximately 3,400 employees in the region who primarily support the research and development, operations, and sales and marketing of our networking products. Our operating expenses in the third quarter of fiscal year 2024 include expenses for financial support to impacted employees and charitable activity. We believe our global supply chain for our networking products has not experienced any significant impact. Further, in connection with the conflict, a significant number and percentage of our employees have been called-up for active military duty in Israel. Accordingly, some of our employees in Israel may be absent for an extended and indeterminate period, which may cause disruption to our product development or operations. In the third quarter of fiscal year 2024, we did not experience any significant impact or expense to our business; however, if the conflict is extended, it could impact future product development, operations, and revenue or create other uncertainty for our business.
Third Quarter of Fiscal Year 2024 Summary

	Three Months Ended
	October 29, 2023	July 30, 2023	October 30, 2022	Quarter-over-Quarter Change	Year-over-Year Change

	($ in millions, except per share data)
Revenue	$18,120	$13,507	$5,931	34%	206%
Gross margin	74.0%	70.1%	53.6%	3.9 pts	20.4 pts
Operating expenses	$2,983	$2,662	$2,576	12%	16%
Operating income	$10,417	$6,800	$601	53%	1,633%
Net income	$9,243	$6,188	$680	49%	1,259%
Net income per diluted share	$3.71	$2.48	$0.27	50%	1,274%
We specialize in markets where our computing platforms can provide tremendous acceleration for applications. These platforms incorporate processors, interconnects, software, algorithms, systems, and services to deliver unique value. Our platforms address four large markets where our expertise is critical: Data Center, Gaming, Professional Visualization, and Automotive.
Revenue for the third quarter of fiscal year 2024 was $18.12 billion, up 206% from a year ago and up 34% sequentially.
Data Center revenue was up 279% from a year ago and up 41% sequentially. Strong sales of the NVIDIA HGX platform were driven by global demand for the training and inferencing of large language models, recommendation engines, and generative AI applications. Data Center compute grew 324% from a year ago and 38% sequentially, largely reflecting the strong ramp of our Hopper GPU architecture-based HGX platform from cloud service providers, or CSPs, including GPU-specialized CSPs; consumer internet companies; and enterprises. Our sales of Ampere GPU architecture-based Data Center products were significant but declined sequentially, as we approach the tail end of this architecture. We recognized initial revenue on the ramp of our L40S GPU and the GH200 Grace Hopper Superchip for a broad range of customers. CSPs drove roughly half of Data Center revenue, while consumer internet companies and enterprises comprised approximately the other half. Networking was up 155% from a year ago and up 52% sequentially, almost entirely due to strong growth in InfiniBand infrastructure to support our HGX platform.
Gaming revenue was up 81% from a year ago and up 15% sequentially. Strong year-on-year growth reflects higher sell-in to partners following normalization of channel inventory levels. Sequential growth reflects strong demand for our GeForce RTX 40 Series GPUs for back-to-school and the start of the holiday season.
Professional Visualization revenue was up 108% from a year ago and up 10% sequentially. The year-on-year increase reflects higher sell-in to partners following normalization of channel inventory levels. The sequential increase was primarily due to stronger enterprise workstation demand and the ramp of notebook workstations based on the Ada Lovelace GPU architecture.
Automotive revenue was up 4% from a year ago and up 3% sequentially. The year-on-year increase primarily reflects growth in sales of auto cockpit solutions and self-driving platforms. The sequential increase was driven by sales of self-driving platforms.
Gross margin increased significantly from a year ago and sequentially, driven by improved product mix from Data Center revenue growth and lower net inventory provisions and related charges.
In the third quarter of fiscal year 2024, provisions for inventory and related charges were $681 million. Sales of previously reserved inventory or settlements of excess inventory purchase obligations resulted in a provision release of $239 million, primarily from Ampere GPU architecture products. The net inventory provisions were $442 million and the unfavorable effect on our gross margin was 2.4 percentage points.
In the third quarter of fiscal year 2023, provisions for inventory and related charges were $702 million. Sales of previously reserved inventory or settlements of excess inventory purchase obligations resulted in a provision release of $21 million. The net inventory provisions were $681 million and the unfavorable effect on our gross margin was 11.5 percentage points.
Operating expenses were up 16% from a year ago and up 12% sequentially, driven by compensation and benefits, including stock-based compensation, primarily reflecting growth in employees and compensation increases.
Market Platform Highlights
Data Center revenue for the third quarter of fiscal year 2024 was $14.51 billion, up 279% from a year ago and up 41% from the previous quarter. We announced NVIDIA HGX H200 with the H200 Tensor Core GPU; introduced an AI foundry service, first available on Microsoft Azure; announced that the NVIDIA Spectrum-X will be integrated into servers from Dell Technologies, Hewlett Packard Enterprise and Lenovo in the first quarter of next year; announced that NVIDIA GH200 Grace Hopper Superchips will power more than 40 new supercomputers and began shipping in the third quarter of fiscal year 2024; and partnered with a range of leading companies on AI initiatives, including Amdocs, Dropbox, Foxconn, Genentech (member of Roche Group), Infosys, Lenovo, Reliance Industries, Scaleway, and Tata Group.
Gaming revenue for the third quarter of fiscal year 2024 was $2.86 billion, up 81% from a year ago and up 15% from the previous quarter. We launched DLSS 3.5 Ray Reconstruction; released TensorRT-LLM for Windows; added 56 DLSS games and over 15 Reflex games; and surpassed 1,700 games on GeForce NOW.

Professional Visualization revenue for the third quarter of fiscal year 2024 was $416 million, up 108% from a year ago and up 10% from the previous quarter. We announced a new line of desktop workstations with NVIDIA RTX 6000 Ada Generation GPUs and NVIDIA ConnectX smart interface cards.
Automotive revenue for the third quarter of fiscal year 2024 was $261 million, up 4% from a year ago and up 3% from the previous quarter. We furthered our collaboration with Foxconn to develop next-generation electric vehicles.
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

	Three Months Ended		Nine Months Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	26.0	46.4	29.1	44.9
Gross profit	74.0	53.6	70.9	55.1
Operating expenses
Research and development	12.7	32.8	16.0	25.7
Sales, general and administrative	3.8	10.6	5.0	8.7
Acquisition termination cost	—	—	—	6.5
Total operating expenses	16.5	43.4	21.0	40.9
Operating income	57.5	10.2	49.9	14.2
Interest income	1.3	1.5	1.5	0.7
Interest expense	(0.3)	(1.1)	(0.5)	(0.9)
Other, net	(0.4)	(0.2)	(0.1)	(0.1)
Other income (expense), net	0.6	0.2	0.9	(0.3)
Income before income tax	58.1	10.4	50.8	13.9
Income tax expense (benefit)	7.1	(1.1)	5.8	(0.3)
Net income	51.0%	11.5%	45.0%	14.2%
Revenue
Revenue for the third quarter and first nine months of fiscal year 2024 was $18.12 billion and $38.82 billion, up 206% and 86%, respectively.

Revenue by Reportable Segments

	Three Months Ended				Nine Months Ended
	October 29, 2023	October 30, 2022	$ Change	% Change	October 29, 2023	October 30, 2022	$ Change	% Change

	($ in millions)
Compute & Networking	$14,645	$3,816	$10,829	284%	$29,507	$11,395	$18,112	159%
Graphics	3,475	2,115	1,360	64%	9,312	9,528	(216)	(2)%
Total	$18,120	$5,931	$12,189	206%	$38,819	$20,923	$17,896	86%
Compute & Networking - The increase in the third quarter and first nine months of fiscal year 2024 compared to the third quarter and first nine months of fiscal year 2023 was due to higher Data Center revenue. Compute GPUs grew 369% year-on-year and 193% compared to the first nine months of fiscal year 2023 led by strong demand for the NVIDIA HGX platform driven by global demand for the training and inferencing of large language models, recommendation engines and inferencing of generative AI applications. Networking was up 155% year-on-year and 99% compared to the first nine months of last year, almost entirely due to strong growth in InfiniBand infrastructure to support our HGX platform.
Graphics - The increase in the third quarter of fiscal year 2024 compared to the third quarter of fiscal year 2023 reflects growth in Gaming GPUs reflecting higher sell-in to partners following normalization of channel inventory levels earlier this year. The decrease in the first nine months of fiscal year 2024 compared to the first nine months of fiscal year 2023 primarily reflects 57% lower enterprise graphics and 14% lower Professional Visualization GPUs, partially offset by 7% growth in Gaming GPUs, following normalization of channel inventory levels earlier this year.
Concentration of Revenue
Revenue by geographic region is designated based on the billing location even if the revenue may be attributable to end customers, or End Customers, such as CSPs, enterprises, and gamers in a different location. Revenue from sales to customers outside of the United States accounted for 65% and 62% of total revenue for the third quarter and first nine months of fiscal year 2024, respectively, and 64% and 71% of total revenue for the third quarter and first nine months of fiscal year 2023, respectively.
Our customers include original equipment manufacturers, original device manufacturers, system builders, system integrators, add-in board manufacturers, retailers/distributors, automotive manufacturers, tier-1 automotive suppliers, and other enterprises.
Sales to Customer A represented 12% of total revenue for the third quarter of fiscal year 2024, and sales to Customer B represented 11% of total revenue for the first nine months of fiscal year 2024, both of which were attributable to the Compute & Networking segment.
Our customers sell to End Customers. Our End Customers often do not purchase directly from us but purchase through multiple original equipment manufacturers, original device manufacturers, system integrators, distributors, and other channel partners. Our sales to Customer A and Customer B were largely in support of two End Customers. One End Customer is estimated to have represented approximately 15% and 17% of total revenue for the third quarter and first nine months of fiscal year 2024, respectively. A second End Customer is estimated to have represented approximately 13% and 10% of total revenue for the third quarter and first nine months of fiscal year 2024, respectively. Both of these End Customers were primarily attributable to our Compute & Networking segment.
Our estimated Compute & Networking End Customer demand is expected to remain concentrated.
In the first nine months of fiscal year 2023, there were no customers with 10% or more of total revenue. In the third quarter of fiscal year 2023, one customer represented 10% of total revenue, primarily attributable to the Compute & Networking segment.
Gross Margin
Our overall gross margin increased to 74.0% and 70.9% for the third quarter and first nine months of fiscal year 2024, respectively, from 53.6% and 55.1% for the third quarter and first nine months of fiscal year 2023, respectively. The year over year increase in the third quarter and first nine months of fiscal year 2024 was primarily due to improved product mix from Data Center revenue growth of 279% and 156%, respectively, and lower net inventory provisions and related charges.
Provisions for inventory and excess inventory purchase obligations totaled $681 million and $1.39 billion for the third quarter and first nine months of fiscal year 2024, respectively. Sales of previously reserved inventory or settlements of excess inventory purchase obligations resulted in a provision release of $239 million and $372 million, primarily from Ampere GPU architecture products, for the third quarter and first nine months of fiscal year 2024, respectively. The net effect on our gross margin was an unfavorable impact of 2.4% and 2.6% in the third quarter and first nine months of fiscal year 2024.
Provisions for inventory and excess inventory purchase obligations totaled $702 million and $2.01 billion for the third quarter and first nine months of fiscal year 2023, respectively. Sales of previously reserved inventory or settlements of excess inventory purchase obligations resulted in a provision release of $21 million and $59 million for the third quarter and first nine months of fiscal year 2023, respectively. The net effect on our gross margin was an unfavorable impact of 11.5% and 9.3% in the third quarter and first nine months of fiscal year 2023, respectively.
Operating Expenses

	Three Months Ended				Nine Months Ended
	October 29, 2023	October 30, 2022	$ Change	% Change	October 29, 2023	October 30, 2022	$ Change	% Change

	($ in millions)
Research and development expenses	$2,294	$1,945	$349	18%	$6,210	$5,387	$823	15%
% of net revenue	12.7%	32.8%			16.0%	25.7%
Sales, general and administrative expenses	689	631	58	9%	1,942	1,815	127	7%
% of net revenue	3.8%	10.6%			5.0%	8.7%
Acquisition termination cost	—	—	—	—%	—	1,353	(1,353)	(100)%
% of net revenue	—%	—%			—%	6.5%
Total operating expenses	$2,983	$2,576	$407	16%	$8,152	$8,555	$(403)	(5)%
% of net revenue	16.5%	43.4%			21.0%	40.9%
The increases in research and development expenses and sales, general and administrative expenses for the third quarter and first nine months of fiscal year 2024 were primarily driven by compensation and benefits, including stock-based compensation, reflecting employee growth and compensation increases.
Acquisition Termination Cost
We recorded an acquisition termination cost related to the Arm transaction of $1.35 billion in fiscal year 2023 reflecting the write-off of the prepayment provided at signing.
Operating Income
Operating income for the third quarter and first nine months of fiscal year 2024 was $10.42 billion and $19.36 billion, respectively, up 1,633% and 552% from a year ago, respectively.

Operating Income by Reportable Segments

	Three Months Ended				Nine Months Ended
	October 29, 2023	October 30, 2022	$ Change	% Change	October 29, 2023	October 30, 2022	$ Change	% Change

	($ in millions)
Compute & Networking	$10,262	$1,086	$9,176	845%	$19,149	$3,509	$15,640	446%
Graphics	1,493	606	887	146%	3,751	3,739	12	—%
All Other	(1,338)	(1,091)	(247)	23%	(3,542)	(4,280)	738	(17)%
Total	$10,417	$601	$9,816	1,633%	$19,358	$2,968	$16,390	552%
Compute & Networking – Segment operating income increased during the third quarter and first nine months of fiscal year 2024 compared to the third quarter and first nine months of fiscal year 2023 primarily due to growth in revenue.
Graphics - Segment operating income increased during the third quarter of fiscal year 2024 compared to the third quarter of fiscal year 2023 due to growth in revenue. Segment operating income was flat during the first nine months of fiscal year 2024 compared to the first nine months of fiscal year 2023 due to a decline in revenue of $216 million, offset by lower provisions for inventory and excess inventory purchase obligations of $337 million in fiscal year 2024.

All Other expenses increased during the third quarter of fiscal year 2024 compared to the third quarter of fiscal year 2023 due to higher stock-based compensation expense. All Other expenses decreased during the first nine months of fiscal year 2024 compared to the first nine months of fiscal year 2023 due to an acquisition termination cost of $1.35 billion related to the Arm transaction in the prior year, partially offset by higher stock-based compensation expense of $584 million.
Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	October 29, 2023	October 30, 2022	$ Change	October 29, 2023	October 30, 2022	$ Change

	($ in millions)
Interest income	$234	$88	$146	$572	$152	$420
Interest expense	(63)	(65)	2	(194)	(198)	4
Other, net	(66)	(11)	(55)	(24)	(29)	5
Other income (expense), net	$105	$12	$93	$354	$(75)	$429
Interest income consists of interest earned on cash, cash equivalents and marketable securities. The increase in interest income was due to higher yields.
Interest expense is comprised of coupon interest and debt discount amortization related to our notes.
Other, net, consists of realized or unrealized gains and losses from investments in non-affiliated entities and the impact of changes in foreign currency rates. The loss in Other, net, in the third quarter of fiscal year 2024 was driven by mark-to-market losses from publicly traded equity investments.
Income Taxes
Income tax was an expense of $1.28 billion and $2.24 billion for the third quarter and first nine months of fiscal year 2024, respectively, and a benefit of $67 million and $61 million for the third quarter and first nine months of fiscal year 2023, respectively. Income tax as a percentage of income before income tax was an expense of 12.2% and 11.3% for the third quarter and first nine months of fiscal year 2024, respectively, and a benefit of 10.9% and 2.1% for the third quarter and first nine months of fiscal year 2023, respectively.

The effective tax rate increased due to a decreased impact of tax benefits from the foreign-derived intangible income deduction, stock-based compensation, and the U.S. federal research tax credit, relative to the increase in income before income tax. The increase in the effective tax rate was partially offset by a benefit due to the IRS audit resolution.
Liquidity and Capital Resources

	October 29, 2023	January 29, 2023

	(In millions)
Cash and cash equivalents	$5,519	$3,389
Marketable securities	12,762	9,907
Cash, cash equivalents and marketable securities	$18,281	$13,296

	Nine Months Ended
	October 29, 2023	October 30, 2022

	(In millions)
Net cash provided by operating activities	$16,591	$3,393
Net cash provided by (used in) investing activities	$(4,457)	$7,378
Net cash used in financing activities	$(10,004)	$(9,961)
As of October 29, 2023, we had $18.28 billion in cash, cash equivalents, and marketable securities, an increase of $4.99 billion from the end of fiscal year 2023. Our investment policy requires the purchase of highly rated fixed income securities, the diversification of investment types and credit exposures, and certain maturity limits on our portfolio.
Cash provided by operating activities increased in the first nine months of fiscal year 2024 compared to the first nine months of fiscal year 2023, due to growth in revenue, partially offset by higher accounts receivable balance and taxes paid. Accounts receivable balance in the third quarter of fiscal year 2024 reflected approximately $570 million from customer payments received ahead of the invoice due date.
Cash provided by investing activities decreased in the first nine months of fiscal year 2024 compared to the first nine months of fiscal year 2023, primarily driven by lower marketable securities maturities.
Cash used in financing activities increased in the first nine months of fiscal year 2024 compared to the first nine months of fiscal year 2023, due to a debt repayment in the second quarter of fiscal year 2024 and higher tax payments related to RSUs, partially offset by lower share repurchases.
Liquidity
Our primary sources of liquidity are our cash, cash equivalents, and marketable securities, and the cash generated by our operations. As of October 29, 2023, we had $18.28 billion in cash, cash equivalents, and marketable securities. Our marketable securities consist of debt securities issued by the USG and its agencies, highly rated corporations and financial institutions, and foreign government entities, as well as certificates of deposit issued by highly rated financial institutions. These marketable securities are primarily denominated in U.S. dollars. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information. We believe that we have sufficient liquidity to meet our operating requirements for at least the next twelve months, and for the foreseeable future, including our debt obligations, future supply obligations and vendor and supplier prepayments. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance future capital requirements.
Except for approximately $1.38 billion of cash, cash equivalents, and marketable securities held outside the U.S. for which we have not accrued any related foreign or state taxes if we repatriate these amounts to the U.S., substantially all of our cash, cash equivalents and marketable securities held outside of the U.S. as of October 29, 2023 are available for use in the U.S. without incurring additional U.S. federal income taxes. We paid $4.35 billion in cash taxes in the third quarter of fiscal year 2024, largely for previously deferred federal income tax payments related to the disaster relief made available by the IRS for certain California taxpayers.
Capital Return to Shareholders
During the third quarter and first nine months of fiscal year 2024, we returned $3.72 billion and $7.01 billion, respectively, in share repurchases and $99 million and $296 million, respectively, in cash dividends.
Our cash dividend program and the payment of future cash dividends under that program are subject to the continuing determination by our Board of Directors that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.
On August 21, 2023, our Board of Directors approved an increase to our share repurchase program of an additional $25.00 billion, without expiration. As of October 29, 2023, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $25.24 billion. From October 30, 2023 through November 17, 2023, we repurchased 0.8 million shares for $366 million pursuant to a Rule 10b5-1 trading plan. Our share repurchase program aims to offset dilution from shares issued to employees. We may pursue additional share repurchases as we weigh market factors and other investment opportunities. We plan to continue share repurchases this fiscal year.
The U.S. Inflation Reduction Act of 2022 requires a 1% excise tax on certain share repurchases in excess of shares issued for employee compensation made after December 31, 2022. This provision has not had a material effect on our consolidated financial statements.
Outstanding Indebtedness and Commercial Paper
Our aggregate debt maturities as of October 29, 2023, by year payable, are as follows:

October 29, 2023

(In millions)
Due in one year	$1,250
Due in one to five years	2,250
Due in five to ten years	2,750
Due in greater than ten years	3,500
Unamortized debt discount and issuance costs	(44)
Net carrying amount	9,706
Less short-term portion	(1,249)
Total long-term portion	$8,457
We have a $575 million commercial paper program to support general corporate purposes. As of October 29, 2023, we had not issued any commercial paper.
Material Cash Requirements and Other Obligations
We have unrecognized tax benefits of $1.10 billion, which includes related interest and penalties of $115 million recorded in non-current income tax payable as of October 29, 2023. We are unable to reasonably estimate the timing of any potential tax liability, interest payments, or penalties in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment and Interest Rate Risk
Financial market risks related to investment and interest rate risk are described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023. As of October 29, 2023, there have been no material changes to the financial market risks described as of January 29, 2023.
Foreign Exchange Rate Risk
The impact of foreign currency transactions related to foreign exchange rate risk is described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023. As of October 29, 2023, there have been no material changes to the foreign exchange rate risks described as of January 29, 2023.
ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of October 29, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective to provide reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes that occurred during the third quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In fiscal year 2022, we began an upgrade of our enterprise resource planning, or ERP, system, which will update much of our existing core financial systems. The ERP system is designed to accurately maintain our financial records used to report operating results. The upgrade will occur in phases. We will continue to evaluate each quarter whether there are changes that materially affect our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 29, 2023 and Items 1A of our Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2023 and July 30, 2023.
Purchasing or owning NVIDIA common stock involves investment risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 29, 2023, in Items 1A of our Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2023 and July 30, 2023, and below. Additionally, any one of those risks could harm our business, financial condition and results of operations or reputation, which could cause our stock price to decline. Additional risks, trends and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations or reputation.
Failure to estimate customer demand properly has led and could lead to mismatches between supply and demand.
We use third parties to manufacture and assemble our products, and we have long manufacturing lead times. We are not provided guaranteed wafer, component and capacity supply, and our supply deliveries and production may be non-linear within a quarter or year. If our estimates of customer demand are ultimately inaccurate, as we have experienced in the past, there could be a significant mismatch between supply and demand. This mismatch has resulted in both product shortages and excess inventory, has varied across our market platforms, and has significantly harmed our financial results.
We build finished products and maintain inventory in advance of anticipated demand. While we have in the past entered and may in the future enter into long-term supply and capacity commitments, we may not be able to secure sufficient commitments for capacity to address our business needs, or our long-term demand expectations may change. These risks may increase as we shorten our product development cycles or enter new lines of business, which may require us to integrate new suppliers into our supply chain, creating additional supply chain complexity. Additionally, our ability to sell certain products has been and could be impeded if components from third parties that are necessary for the finished product are not available. This risk may increase as a result of our platform strategy. In periods of shortages impacting the semiconductor industry and/or limited supply or capacity in our supply chain, the lead times on our orders may be extended. We have previously experienced and may continue to experience extended lead times of more than 12 months. We have paid premiums and provided deposits to secure future supply and capacity, which have increased our product costs and may continue to do so. If our existing suppliers are unable to scale their capabilities to meet our supply needs, we may require additional sources of capacity, which may require additional deposits. We may not have the ability to reduce our supply commitments at the same rate or at all if our revenue declines.
Many additional factors have caused and/or could in the future cause us to either underestimate or overestimate our customers’ future demand for our products, or otherwise cause a mismatch between supply and demand for our products and impact the timing and volume of our revenue, including:
•changes in product development cycles and time to market;
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
•the demand for our products relating to cryptocurrency mining, our Omniverse platform, third-party large language models and generative AI models; or
•government actions or changes in governmental policies, such as export controls or increased restrictions on gaming usage.
Demand for our data center systems and products has surged over the last three quarters and our demand visibility extends into next year. To meet this expected demand, we have increased our purchase obligations with existing suppliers, added new suppliers, and entered into prepaid supply and capacity agreements. These increased purchase volumes, the number of suppliers, and the integration of new suppliers into our supply chain, may create more supply chain complexity and execution risk. We expect to continue to enter into supplier and capacity arrangements and expect our supply to increase each quarter through next year. We may incur inventory provisions or impairments if our inventory or supply or capacity commitments exceed demand for our products or demand declines.
Our customer orders and longer-term demand estimates may change or may not be correct, as we have experienced in the past. Product transitions are complex and can impact our revenue as we often ship both new and prior architecture products simultaneously and we and our channel partners prepare to ship and support new products. Due to our product introduction cycles, we are almost always in various stages of transitioning the architecture of our Data Center, Professional Visualization, and Gaming products. We will have a broader and faster Data Center product launch cadence to meet a growing and diverse set of AI opportunities. The increased frequency of these transitions may magnify the challenges associated with managing our supply and demand due to long manufacturing lead times. Qualification time for new products, customers anticipating product transitions and channel partners reducing channel inventory of prior architectures ahead of new product introductions can create reductions or volatility in our revenue. We have experienced and may in the future experience reduced demand for current generation architectures when customers anticipate transitions, and we may be unable to sell multiple product architectures at the same time for current and future architecture transitions. If we are unable to execute our architectural transitions as planned for any reason, our financial results may be negatively impacted. In addition, the bring up of new product architectures is complex due to functionality challenges and quality concerns not identified in manufacturing testing. These product quality issues may incur costs, increase our warranty costs, and delay further production of our architecture. Deployment of new products to customers creates additional challenges due to the complexity of our technologies, which has impacted and may in the future impact the timing of customer purchases or otherwise impact our demand. While we have managed prior product transitions and have previously sold multiple product architectures at the same time, these transitions are difficult, may impair our ability to predict demand and impact our supply mix, and we may incur additional costs.
Our End Customers often do not purchase directly from us but purchase through multiple original equipment manufacturers, original device manufacturers, system integrators, distributors, and other channel partners. As a result, the decisions made by our multiple original equipment manufacturers, original device manufacturers, system integrators, distributors, and other channel partners, and in response to changing market conditions and changes in end user demand for our products have impacted and could in the future continue to impact our ability to properly forecast demand, particularly as they are based on estimates provided by various downstream parties.
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
We build technology and products for use cases and applications that may be new or may not yet exist, such as NVIDIA DGX cloud services, NVIDIA AI Foundations, our Omniverse platform, third-party large language models and generative AI models. Our demand estimates for new use cases, applications, and services can be incorrect and create volatility in our revenue or supply levels, and we may not be able to generate significant revenue from these use cases, applications, and services. New technologies such as generative AI models have emerged, and while they have driven increased demand for Data Center compute infrastructure, the long-term trajectory is unknown. Because our products may be used in multiple use cases and applications, it is difficult for us to estimate with any reasonable degree of precision the impact of generative AI models on our reported revenue or forecasted demand. Additionally, we started shipping our CPU product offerings, the Grace CPU and Grace Hopper Superchips, in the third quarter of fiscal year 2024. Our ability to adequately predict our CPU demand may create volatility in our revenue or supply levels.
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
The use of our GPUs other than that for which they were designed and marketed, including new and unexpected use cases, has impacted and can in the future impact demand for our products, including by leading to inconsistent spikes and drops in demand. For example, several years ago, our Gaming GPUs began to be used for mining digital currencies such as Ethereum. It is difficult for us to estimate with any reasonable degree of precision the past or current impact of cryptocurrency mining, or forecast the future impact of cryptocurrency mining, on demand for our products. Volatility in the cryptocurrency market, including new compute technologies, price changes in cryptocurrencies, government cryptocurrency policies and regulations, new cryptocurrency standards, and changes in the method of verifying blockchain transactions, has impacted and can in the future impact cryptocurrency mining and demand for our products and can further impact our ability to estimate demand for our products. Changes to cryptocurrency standards and processes including, but not limited to, the Ethereum 2.0 merge in 2022, have reduced and may in the future decrease the usage of GPUs for Ethereum mining. This has created and may in the future create increased aftermarket sales of our GPUs, which could negatively impact retail prices for our GPUs and reduce demand for our new GPUs. We previously introduced Lite Hash Rate, or LHR, GeForce GPUs with limited Ethereum mining capability and provided cryptocurrency mining processors, or CMP, products in an effort to address demand from gamers and direct miners to CMP. Following the Ethereum 2.0 merge, NVIDIA Ampere and Ada Lovelace GPU architectures no longer include LHR. In general, our new products or previously sold products may be resold online or on the unauthorized “gray market,” which also makes demand forecasting difficult. Gray market products and reseller marketplaces compete with our new products and distribution channels.
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
We sell our products internationally, and we also have operations and conduct business internationally. Our semiconductor wafers are manufactured, assembled, tested and packaged by third parties located outside of the United States, and we generated 65% and 62% of our revenue during the third quarter and first nine months of fiscal year 2024 from sales outside of the United States, respectively. Due to recent USG licensing requirements, we expect that our sales to China and other affected destinations will decline significantly in the fourth quarter of fiscal year 2024. The global nature of our business subjects us to a number of risks and uncertainties, which have had in the past and could in the future have a material adverse effect on our business, financial condition and results of operations, including domestic and international economic and political conditions between countries in which we and our suppliers and manufacturers do business, government lockdowns to control case spread of global or local health issues, differing legal standards with respect to protection of IP and employment practices, domestic and international business and cultural practices that differ, disruptions to capital markets, counter-inflation policies, and/or currency fluctuations, and natural disasters, acts of war or other military actions, terrorism, public health issues, and other catastrophic events.
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
We are monitoring the impact of the geopolitical conflict in and around Israel on our operations, including the health and safety of our approximately 3,400 employees in the region who primarily support the research and development, operations, and sales and marketing of our networking products. Our operating expenses in the third quarter of fiscal year 2024 include expenses for financial support to impacted employees and charitable activity. We believe our global supply chain for our networking products has not experienced any significant impact. Further, in connection with the conflict, a significant number and percentage of our employees have been called-up for active military duty in Israel. Accordingly, some of our employees in Israel may be absent for an extended and indeterminate period, which may cause disruption to our product development or operations. In the third quarter of fiscal year 2024, we did not experience any significant impact or expense to our business; however, if the conflict is extended, it could impact future product development, operations, and revenue or create other uncertainty for our business.
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
We have acquired and invested and may continue to do so in businesses that offer products, services and technologies that we believe will help expand or enhance our existing strategic objectives. Acquisitions or investments involve significant challenges and risks and could impair our ability to grow our business, develop new products or sell our products and ultimately could have a negative impact on our financial results. If we pursue a particular transaction, we may limit our ability to enter into other transactions that could help us achieve our other strategic objectives. If we are unable to timely complete acquisitions, including due to delays and challenges in obtaining regulatory approvals, we may be unable to pursue other transactions, we may not be able to retain critical talent from the target company, technology may evolve and make the acquisition less attractive, and other changes can take place which could reduce the anticipated benefits of the transaction and negatively impact our business. Regulators could also impose conditions that reduce the ultimate value of our acquisitions. In addition, to the extent that our perceived ability to consummate acquisitions has been harmed, future acquisitions may be more difficult, complex or expensive. Further, our investments in publicly traded companies could create volatility in our results and may generate losses up to the value of the investment. In addition, we have invested and may continue to invest in private companies to further our strategic objectives and to support certain key business initiatives. These companies can include early-stage companies still defining their strategic direction. Many of the instruments in which we invest are non-marketable and illiquid at the time of our initial investment, and we are not always able to achieve a return. To the extent any of the companies in which we invest are not successful, we could recognize an impairment and/or lose all or part of our investment. Our investment portfolio may contain industry sector concentration risks, and a decline in any one or multiple industry sectors could increase our impairment losses. We face additional risks related to acquisitions and strategic investments, including the diversion of capital and other resources, including management’s attention; difficulty in realizing a satisfactory return and uncertainties to realize the benefits of an acquisition or strategic investment, if at all; difficulty or inability in obtaining governmental, regulatory approval or restrictions or other consents and approvals or financing; legal proceedings initiated as a result of an acquisition or investment; and potential failure of our due diligence processes to identify significant issues with the assets or company in which we are investing or are acquiring.
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
We receive a significant amount of our revenue from a limited number of customers within our distribution and partner network. Sales to Customer A represented 12% of total revenue for the third quarter of fiscal year 2024, and sales to Customer B represented 11% of total revenue for the first nine months of fiscal year 2024, both of which were attributable to the Compute & Networking segment. With several of these channel partners, we are selling multiple products and systems in our portfolio through their channels. Our operating results depend on sales within our partner network, as well as the ability of these partners to sell products that incorporate our processors. In the future, these partners may decide to purchase fewer products, not to incorporate our products into their ecosystem, or to alter their purchasing patterns in some other way. Because most of our sales are made on a purchase order basis, our customers can generally cancel, change or delay product purchase commitments with little notice to us and without penalty. Our partners or customers may develop their own solutions; our customers may purchase products from our competitors; and our partners may discontinue sales or lose market share in the markets for which they purchase our products, all of which may alter partners’ or customers’ purchasing patterns. Our sales to Customer A and Customer B were largely in support of two End Customers. One End Customer is estimated to have represented approximately 15% and 17% of total revenue for the third quarter and first nine months of fiscal year 2024, respectively. A second End Customer is estimated to have represented approximately 13% and 10% of total revenue for the third quarter and first nine months of fiscal year 2024, respectively. Both of these End Customers were primarily attributable to our Compute & Networking segment. Our estimated Compute & Networking End Customer demand is expected to remain concentrated. Our customers sell to End Customers. Our End Customers often do not purchase directly from us but purchase through multiple original equipment manufacturers, original device manufacturers, system integrators, distributors, and other channel partners. If end demand increases or our finished goods supply availability is concentrated near a quarter end, the system integrators, distributors, and channel partners may have limited ability to increase their credit, which could impact the timing and amount of our revenue. The loss of any of our large customers, a significant reduction in purchases by them, our inability to sell to a customer due to U.S. or other countries’ trade restrictions, or any difficulties in collecting accounts receivable would likely harm our financial condition and results of operations.
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

employment; product regulations; cybersecurity; environmental, health, and safety requirements; the responsible use of AI; climate change; cryptocurrency; and consumer laws. Compliance with such requirements can be onerous and expensive, could impact our competitive position, and may negatively impact our business operations and ability to manufacture and ship our products. There can be no assurance that our employees, contractors, suppliers, customers or agents will not violate applicable laws or the policies, controls, and procedures that we have designed to help ensure compliance with such laws, and violations could result in fines, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Changes to the laws, rules and regulations to which we are subject, or changes to their interpretation and enforcement, could lead to materially greater compliance and other costs and/or further restrictions on our ability to manufacture and supply our products and operate our business. For example, we may face increased compliance costs as a result of changes or increases in antitrust legislation, regulation, administrative rule making, increased focus from regulators on cybersecurity vulnerabilities and risks. Our position in markets relating to AI has led to increased interest in our business from regulators worldwide, including the European Union, the United States, and China. For example, the French Competition Authority collected information from us regarding our business and competition in the graphics card and cloud service provider market as part of an ongoing inquiry into competition in those markets. We have also received requests for information from regulators in the European Union and China regarding our sales of GPUs and our efforts to allocate supply, and we expect to receive additional requests for information in the future. Revisions to laws or regulations or their interpretation and enforcement could also result in increased taxation, trade sanctions, the imposition of or increase to import duties or tariffs, restrictions and controls on imports or exports, or other retaliatory actions, which could have an adverse effect on our business plans or impact the timing of our shipments. Additionally, changes in the public perception of governments in the regions where we operate or plan to operate could negatively impact our business and results of operations.
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
The increasing focus on the risks and strategic importance of AI technologies has resulted in regulatory restrictions that target products and services capable of enabling or facilitating AI, and may in the future result in additional restrictions impacting some or all of our product and service offerings.
Concerns regarding third-party use of AI for purposes contrary to local governmental interests, including concerns relating to the misuse of AI applications, models, and solutions, has resulted in and could in the future result in unilateral or multilateral restrictions on products that can be used for training, refining, and deploying large language models. Such restrictions have limited and could in the future limit the ability of downstream customers and users worldwide to acquire, deploy, and use systems that include our products, software, and services, and negatively impact our business and financial results.
Such restrictions could include additional unilateral or multilateral export controls on certain products or technology, including but not limited to AI technologies. As geopolitical tensions have increased, semiconductors associated with AI, including GPUs and associated products, are increasingly the focus of export control restrictions proposed by stakeholders in the U.S. and its allies. The United States has imposed unilateral controls restricting GPUs and associated products, and it is likely that additional unilateral or multilateral controls will be adopted. Such controls have been and may again be very broad in scope and application, prohibit us from exporting our products to any or all customers in one or more markets, including but not limited to China, and could negatively impact our manufacturing, testing, and warehousing locations and options, or could impose other conditions that limit our ability to serve demand abroad and could negatively and materially impact our business, revenue, and financial results. Export controls targeting GPUs and semiconductors associated with AI, which have been imposed and are increasingly likely to be further tightened, would further restrict our ability to export our technology, products, or services even though competitors may not be subject to similar restrictions, creating a competitive disadvantage for us and negatively impacting our business and financial results. Export controls targeting GPUs and semiconductors associated with AI have subjected and may in the future subject downstream users of our products to additional restrictions on the use, resale, repair, or transfer of our products, negatively impacting our business and financial results. Controls could negatively impact our cost and/or ability to provide services such as NVIDIA AI cloud services and could impact the cost and/or ability for our cloud service providers and customers to provide services to their End Customers, even outside China.
Export controls could disrupt our supply chain and distribution channels, negatively impacting our ability to serve demand, including in markets outside China and for our gaming products. Even the possibility of additional export controls has negatively impacted and may in the future negatively impact demand for our products, benefitting competitors that offer alternatives less likely to be restricted by further controls. Repeated changes in the export control rules are likely to impose compliance burdens on our business and our customers, negatively and materially impacting our business.
Increasing use of economic sanctions and export controls has impacted and may in the future impact demand for our products or services, negatively impacting our business and financial results. Reduced demand due to export controls could also lead to excess inventory or cause us to incur related supply charges. Additional unilateral or multilateral controls are also likely to include deemed export control limitations that negatively impact the ability of our research and development teams to execute our roadmap or other objectives in a timely manner. Additional export restrictions may not only impact our ability to serve overseas markets, but also provoke responses from foreign governments, including China, that negatively impact our supply chain or our ability to provide our products and services to customers in all markets worldwide, which could also substantially reduce our revenue. Regulators in China have inquired about our sales and our efforts to supply the China market, and if they conclude that we have violated any applicable law in China or the commitments we entered at the close of our Mellanox acquisition, this could subject us to various penalties or restrictions on our ability to conduct our business, any of which could have a material and adverse impact on our business, operating results and financial condition.
During the third quarter of fiscal year 2023, the USG announced export restrictions and export licensing requirements targeting China’s semiconductor and supercomputing industries. These restrictions impact exports of certain chips, as well as software, hardware, equipment, and technology used to develop, produce, and manufacture certain chips, to China (including Hong Kong and Macau) and Russia, and specifically impact our A100 and H100 integrated circuits, DGX or any other systems or boards which incorporate A100 or H100 integrated circuits. The licensing requirements also apply to any future NVIDIA integrated circuit achieving certain peak performance and chip-to-chip I/O performance thresholds, as well as any system or board that includes those circuits. There are also now licensing requirements to export a wide array of products, including networking products, destined for certain end users and for certain end uses in China. During the second quarter of fiscal year 2024, the USG also informed us of an additional licensing requirement for a subset of A100 and H100 products destined to certain customers and other regions, including some countries in the Middle East.
On October 17, 2023, the USG announced new and updated licensing requirements effective in our fourth quarter of fiscal year 2024 for exports to China and Country Groups D1, D4, and D5 (including but not limited to Saudi Arabia, the United Arab Emirates, and Vietnam, but excluding Israel) of our products exceeding certain performance thresholds, including A100, A800, H100, H800, L4, L40, L40S and RTX 4090. The licensing requirements also apply to the export of products exceeding certain performance thresholds to a party headquartered in, or with an ultimate parent headquartered in, Country Group D5, including China. On October 23, 2023, the USG informed us the licensing requirements were effective immediately for shipments of our A100, A800, H100, H800, and L40S products.
Following these export controls, we transitioned some operations, including certain testing, validation, and supply and distribution operations out of China and Hong Kong. Any future transitions could be costly and time consuming, and adversely affect our research and development and supply and distribution operations, as well as our revenue, during any such transition period. We are working to expand our Data Center product portfolio to offer new regulation-compliant solutions, including those for which the USG does not wish to have any advance notice before each shipment. To the extent that a customer requires products covered by the licensing requirements, we may seek a license for the customer but have no assurance that the USG will grant such a license, or that the USG will act on the license application in a timely manner or at all. The USG is evaluating license requests in a non-public process that does not have clear standards or an opportunity for review. The requirements have a disproportionate impact on NVIDIA and already have disadvantaged and may in the future disadvantage NVIDIA against certain of our competitors who sell products that are not subject to the new restrictions or may be able to acquire licenses for their products.
Management of these new license and other requirements is complicated and time consuming. Our competitive position has been harmed, and our competitive position and future results may be further harmed, over the long-term, if there are further changes in the USG’s export controls, including further expansion of the geographic, customer, or product scope of the controls, if customers purchase product from competitors, if customers develop their own internal solution, if we are unable to provide contractual warranty or other extended service obligations, if the USG does not grant licenses in a timely manner or denies licenses to significant customers, or if we incur significant transition costs. Even if the USG grants any requested licenses, the licenses may be temporary or impose burdensome conditions that we cannot or choose not to fulfill. The licensing requirements may benefit certain of our competitors, as the licensing process will make our pre-sale and post-sale technical support efforts more cumbersome and less certain, and encourage customers in China to pursue alternatives to our products, including semiconductor suppliers based in China, Europe, and Israel.
Given the increasing strategic importance of AI and rising geopolitical tensions, the USG has changed and may again change the export control rules at any time and further subject a wider range of our products to export restrictions and licensing requirements, negatively impacting our business and financial results. In the event of such change, we may be unable to sell our inventory of such products and may be unable to develop replacement products not subject to the licensing requirements, effectively excluding us from all or part of the China market, as well as other impacted markets, including the Middle East. For example, the USG is seeking to impose conditions to limit the ability of foreign firms to create and offer as a service large-scale GPU clusters, for example by requiring chip tracking and throttling mechanisms that would disable or impair GPUs if certain system or use conditions are detected. The USG has already imposed export controls restricting certain gaming GPUs, and if the USG expands such controls to restrict additional gaming products, it may disrupt a significant portion of our supply and distribution chain and negatively impact sales of such products to markets outside China, including the U.S. and Europe. Export controls may disrupt our supply and distribution chain for a substantial portion of our products, which are warehoused in and distributed from Hong Kong. Export controls restricting our ability to sell datacenter GPUs may also negatively impact demand for our networking products used in servers containing our GPUs. The USG may also impose export controls on our networking products, such as high-speed network interconnects, to limit the ability of downstream parties to create large clusters for frontier model training. Any new control that impacts a wider range of our products would likely have a disproportionate impact on NVIDIA and may disadvantage us against certain of our competitors that sell chips that are outside the scope of such control. Excessive or shifting export controls have already and may in the future encourage customers outside China and other impacted regions to “design-out” certain U.S. semiconductors from their products to reduce the compliance burden and risk, and to ensure that they are able to serve markets worldwide. As a result, excessive or shifting export controls may negatively impact demand for our products and services not only in China, but also in other markets, such as Europe, Latin America, and Southeast Asia. Excessive or shifting export controls increase the risk of investing in U.S. advanced semiconductor products, because by the time a new product is ready for market, it may be subject to new unilateral export controls restricting its sale. At the same time, such controls may increase investment in foreign competitors, which would be less likely to be restricted by U.S. controls.
Additionally, restrictions imposed by the Chinese government on the duration of gaming activities and access to games may adversely affect our Gaming revenue, and increased oversight of digital platform companies may adversely affect our Data Center revenue. The Chinese government may impose restrictions on the sale to certain End Customers of our products, or any products containing components made by our partners and suppliers. For example, the Chinese government announced restrictions relating to certain sales of products containing certain products made by Micron, a supplier of ours. Further restrictions on our products or the products of our suppliers could negatively impact our business and financial results.

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
Concerns relating to the responsible use of new and evolving technologies, such as AI, in our products and services may result in reputational or financial harm and liability and may cause us to incur costs to resolve such issues. We are increasingly building AI capabilities into many of our products and services, and we also offer stand-alone AI applications. AI poses emerging legal, social, and ethical issues and presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences or are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, or if we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI models and systems offered through our sales channels, we may experience brand or reputational harm, competitive harm or legal liability. Complying with multiple regulations from different jurisdictions related to AI could increase our cost of doing business, may change the way that we operate in certain jurisdictions, or may impede our ability to offer certain products and services in certain jurisdictions if we are unable to comply with regulations. Compliance with government regulation of AI, including under proposed legislation regulating AI in jurisdictions such as the European Union as well as under any U.S. regulation adopted in response to the Biden administration’s Executive Order on AI, may also increase the cost of related research and development, and create additional reporting and/or transparency requirements. For example, regulation adopted in response to the Executive Order on AI could require us to notify the USG of certain safety test results and other information. Furthermore, changes in AI-related regulation could disproportionately impact and disadvantage us and require us to change our business practices, which may negatively impact our financial results. Our failure to address concerns and regulation relating to the responsible use of AI by us or others could undermine public confidence in AI and slow adoption of AI in our products and services or cause reputational or financial harm.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
During the third quarter and first nine months of fiscal year 2024, we repurchased 8.3 million and 15.9 million shares of our common stock for $3.72 billion and $7.01 billion, respectively. On August 21, 2023, our Board of Directors approved an increase to our share repurchase program of an additional $25.00 billion, without expiration. As of October 29, 2023, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $25.24 billion.
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
In the third quarter and first nine months of fiscal year 2024, we paid $99 million and $296 million, respectively, in cash dividends. Our cash dividend program and the payment of future cash dividends under that program are subject to our Board of Directors' continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.
The following table presents details of our share repurchase transactions during the third quarter of fiscal year 2024:

Period	Total Number of Shares Purchased (In millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (In millions)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In billions)
July 31, 2023 - August 27, 2023	2.2	$444.16	2.2	$27.95
August 28, 2023 - September 24, 2023	2.6	$456.81	2.6	$26.78
September 25, 2023 - October 29, 2023	3.5	$436.44	3.5	$25.24
Total	8.3		8.3
From October 30, 2023 through November 17, 2023, we repurchased 0.8 million shares for $366 million pursuant to a Rule 10b5-1 trading plan
Restricted Stock Unit Share Withholding
We also withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of RSU awards under our employee equity incentive program. During the third quarter and first nine months of fiscal year 2024, we withheld approximately 2 million and 5 million shares, respectively, for a total value of $764 million and $1.94 billion, respectively.
ITEM 5. OTHER INFORMATION
On August 27, 2023, Debora Shoquist, Executive Vice President, Operations, adopted a trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale through November 29, 2024 of up to 81,500 shares of our common stock.
On October 6, 2023, Donald Robertson, Vice President and Chief Accounting Officer, adopted a trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale through December 18, 2025 of up to 3,500 shares of our common stock.

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
Date: November 21, 2023

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)