Form 10-K
period 2024-01-28
NVIDIA CORP
filed 2024-02-21
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended January 28, 2024
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
Registrant’s telephone number, including area code: (408) 486-2000
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 28, 2023 was approximately $1.1 trillion (based on the closing sales price of the registrant's common stock as reported by the Nasdaq Global Select Market on July 28, 2023). This calculation excludes 105 million shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant's outstanding common stock that have represented to the registrant that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.
The number of shares of common stock outstanding as of February 16, 2024 was 2.5 billion.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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
NVIDIA X Account (https://twitter.com/nvidia)
NVIDIA Corporate Blog (http://blogs.nvidia.com)
NVIDIA Facebook Page (https://www.facebook.com/nvidia)
NVIDIA LinkedIn Page (http://www.linkedin.com/company/nvidia)
NVIDIA Instagram Page (https://www.instagram.com/nvidia)
In addition, investors and others can view NVIDIA videos on YouTube (https://www.YouTube.com/nvidia).
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
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements which are based on our management's beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties, and other factors in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Given these risks, uncertainties, and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
All references to “NVIDIA,” “we,” “us,” “our,” or the “Company” mean NVIDIA Corporation and its subsidiaries.
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
© 2024 NVIDIA Corporation. All rights reserved.

Part I

Item 1. Business
Our Company
NVIDIA pioneered accelerated computing to help solve the most challenging computational problems. NVIDIA is now a full-stack computing infrastructure company with data-center-scale offerings that are reshaping industry.
Our full-stack includes the foundational CUDA programming model that runs on all NVIDIA GPUs, as well as hundreds of domain-specific software libraries, software development kits, or SDKs, and Application Programming Interfaces, or APIs. This deep and broad software stack accelerates the performance and eases the deployment of NVIDIA accelerated computing for computationally intensive workloads such as artificial intelligence, or AI, model training and inference, data analytics, scientific computing, and 3D graphics, with vertical-specific optimizations to address industries ranging from healthcare and telecom to automotive and manufacturing.
Our data-center-scale offerings are comprised of compute and networking solutions that can scale to tens of thousands of GPU-accelerated servers interconnected to function as a single giant computer; this type of data center architecture and scale is needed for the development and deployment of modern AI applications.
The GPU was initially used to simulate human imagination, enabling the virtual worlds of video games and films. Today, it also simulates human intelligence, enabling a deeper understanding of the physical world. Its parallel processing capabilities, supported by thousands of computing cores, are essential for deep learning algorithms. This form of AI, in which software writes itself by learning from large amounts of data, can serve as the brain of computers, robots and self-driving cars that can perceive and understand the world. GPU-powered AI solutions are being developed by thousands of enterprises to deliver services and products that would have been immensely difficult or even impossible with traditional coding. Examples include generative AI, which can create new content such as text, code, images, audio, video, and molecule structures, and recommendation systems, which can recommend highly relevant content such as products, services, media or ads using deep neural networks trained on vast datasets that capture the user preferences.
NVIDIA has a platform strategy, bringing together hardware, systems, software, algorithms, libraries, and services to create unique value for the markets we serve. While the computing requirements of these end markets are diverse, we address them with a unified underlying architecture leveraging our GPUs and networking and software stacks. The programmable nature of our architecture allows us to support several multi-billion-dollar end markets with the same underlying technology by using a variety of software stacks developed either internally or by third-party developers and partners. The large and growing number of developers and installed base across our platforms strengthens our ecosystem and increases the value of our platform to our customers.
Innovation is at our core. We have invested over $45.3 billion in research and development since our inception, yielding inventions that are essential to modern computing. Our invention of the GPU in 1999 sparked the growth of the PC gaming market and redefined computer graphics. With our introduction of the CUDA programming model in 2006, we opened the parallel processing capabilities of our GPU to a broad range of compute-intensive applications, paving the way for the emergence of modern AI. In 2012, the AlexNet neural network, trained on NVIDIA GPUs, won the ImageNet computer image recognition competition, marking the “Big Bang” moment of AI. We introduced our first Tensor Core GPU in 2017, built from the ground-up for the new era of AI, and our first autonomous driving system-on-chips, or SoC, in 2018. Our acquisition of Mellanox in 2020 expanded our innovation canvas to include networking and led to the introduction of a new processor class – the data processing unit, or DPU. Over the past 5 years, we have built full software stacks that run on top of our GPUs and CUDA to bring AI to the world’s largest industries, including NVIDIA DRIVE stack for autonomous driving, Clara for healthcare, and Omniverse for industrial digitalization; and introduced the NVIDIA AI Enterprise software – essentially an operating system for enterprise AI applications. In 2023, we introduced our first data center CPU, Grace, built for giant-scale AI and high-performance computing. With a strong engineering culture, we drive fast, yet harmonized, product and technology innovations in all dimensions of computing including silicon, systems, networking, software and algorithms. More than half of our engineers work on software.
The world’s leading cloud service providers, or CSPs, and consumer internet companies use our data center-scale accelerated computing platforms to enable, accelerate or enrich the services they deliver to billions of end users, including AI solutions and assistants, search, recommendations, social networking, online shopping, live video, and translation.
Enterprises and startups across a broad range of industries use our accelerated computing platforms to build new generative AI-enabled products and services, or to dramatically accelerate and reduce the costs of their workloads and workflows. The enterprise software industry uses them for new AI assistants and chatbots; the transportation industry for autonomous driving; the healthcare industry for accelerated and computer-aided drug discovery; and the financial services industry for customer support and fraud detection.

Researchers and developers use our computing solutions to accelerate a wide range of important applications, from simulating molecular dynamics to climate forecasting. With support for more than 3,500 applications, NVIDIA computing enables some of the most promising areas of discovery, from climate prediction to materials science and from wind tunnel simulation to genomics. Including GPUs and networking, NVIDIA powers over 75% of the supercomputers on the global TOP500 list, including 24 of the top 30 systems on the Green500 list.
Gamers choose NVIDIA GPUs to enjoy immersive, increasingly cinematic virtual worlds. In addition to serving the growing number of gamers, the market for PC GPUs is expanding because of the burgeoning population of live streamers, broadcasters, artists, and creators. With the advent of generative AI, we expect a broader set of PC users to choose NVIDIA GPUs for running generative AI applications locally on their PC, which is critical for privacy, latency, and cost-sensitive AI applications.
Professional artists, architects and designers use NVIDIA partner products accelerated with our GPUs and software platform for a range of creative and design use cases, such as creating visual effects in movies or designing buildings and products. In addition, generative AI is expanding the market for our workstation-class GPUs, as more enterprise customers develop and deploy AI applications with their data on-premises.
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Our Businesses
We report our business results in two segments.
The Compute & Networking segment is comprised of our Data Center accelerated computing platforms and end-to-end networking platforms including Quantum for InfiniBand and Spectrum for Ethernet; our NVIDIA DRIVE automated-driving platform and automotive development agreements; Jetson robotics and other embedded platforms; NVIDIA AI Enterprise and other software; and DGX Cloud software and services.
The Graphics segment includes GeForce GPUs for gaming and PCs, the GeForce NOW game streaming service and related infrastructure; Quadro/NVIDIA RTX GPUs for enterprise workstation graphics; virtual GPU, or vGPU, software for cloud-based visual and virtual computing; automotive platforms for infotainment systems; and Omniverse Enterprise software for building and operating metaverse and 3D internet applications.
Our Markets
We specialize in markets where our computing platforms can provide tremendous acceleration for applications. These platforms incorporate processors, interconnects, software, algorithms, systems, and services to deliver unique value. Our platforms address four large markets where our expertise is critical: Data Center, Gaming, Professional Visualization, and Automotive.
Data Center
The NVIDIA Data Center platform is focused on accelerating the most compute-intensive workloads, such as AI, data analytics, graphics and scientific computing, delivering significantly better performance and power efficiency relative to conventional CPU-only approaches. It is deployed in cloud, hyperscale, on-premises and edge data centers. The platform consists of compute and networking offerings typically delivered to customers as systems, subsystems, or modules, along with software and services.
Our compute offerings include supercomputing platforms and servers, bringing together our energy efficient GPUs, DPUs, interconnects, and fully optimized AI and high-performance computing, or HPC, software stacks. In addition, they include NVIDIA AI Enterprise software; our DGX Cloud service; and a growing body of acceleration libraries, APIs, SDKs, and domain-specific application frameworks.
Our networking offerings include end-to-end platforms for InfiniBand and Ethernet, consisting of network adapters, cables, DPUs, and switch systems, as well as a full software stack. This has enabled us to architect data center-scale computing platforms that can interconnect thousands of compute nodes with high-performance networking. While historically the server was the unit of computing, as AI and HPC workloads have become extremely large spanning thousands of compute nodes, the data center has become the new unit of computing, with networking as an integral part.
Our end customers include the world’s leading public cloud and consumer internet companies, thousands of enterprises and startups, and public sector entities. We work with industry leaders to help build or transform their applications and data center infrastructure. Our direct customers include original equipment manufacturers, or OEMs, original device manufacturers, or ODMs, system integrators and distributors which we partner with to help bring our products to market. We also have partnerships in automotive, healthcare, financial services, manufacturing, and retail among others, to accelerate the adoption of AI.

At the foundation of the NVIDIA accelerated computing platform are our GPUs, which excel at parallel workloads such as the training and inferencing of neural networks. They are available in the NVIDIA accelerated computing platform and in industry standard servers from every major cloud provider and server maker. Beyond GPUs, our data center platform expanded to include DPUs in fiscal year 2022 and CPUs in fiscal year 2024. We can optimize across the entire computing, networking and storage stack to deliver data center-scale computing solutions.
While our approach starts with powerful chips, what makes it a full-stack computing platform is our large body of software, including the CUDA parallel programming model, the CUDA-X collection of acceleration libraries, APIs, SDKs, and domain-specific application frameworks.
In addition to software delivered to customers as an integral part of our data center computing platform, we offer paid licenses to NVIDIA AI Enterprise, a comprehensive suite of enterprise-grade AI software and NVIDIA vGPU software for graphics-rich virtual desktops and workstations.
In fiscal year 2024, we launched the NVIDIA DGX Cloud, an AI-training-as-a-service platform which includes cloud-based infrastructure and software for AI, customizable pretrained AI models, and access to NVIDIA experts. We have partnered with leading cloud service providers to host this service in their data centers.
Gaming
Gaming is the largest entertainment industry, with PC gaming as the predominant platform. Many factors propel its growth, including new high production value games and franchises, the continued rise of competitive gaming, or eSports, social connectivity and the increasing popularity of game streamers, modders, or gamers who remaster games, and creators.
Our gaming platforms leverage our GPUs and sophisticated software to enhance the gaming experience with smoother, higher quality graphics. We developed NVIDIA RTX to bring next generation graphics and AI to games. NVIDIA RTX features ray tracing technology for real-time, cinematic-quality rendering. Ray tracing, which has long been used for special effects in the movie industry, is a computationally intensive technique that simulates the physical behavior of light to achieve greater realism in computer-generated scenes. NVIDIA RTX also features deep learning super sampling, or NVIDIA DLSS, our AI technology that boosts frame rates while generating beautiful, sharp images for games. RTX GPUs will also accelerate a new generation of AI applications. With an installed base of over 100 million AI capable PCs, more than 500 RTX AI-enabled applications and games, and a robust suite of development tools, RTX is already the AI PC leader.
Our products for the gaming market include GeForce RTX and GeForce GTX GPUs for gaming desktop and laptop PCs, GeForce NOW cloud gaming for playing PC games on underpowered devices, as well as SoCs and development services for game consoles.
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
We offer NVIDIA Omniverse as a development platform and operating system for building virtual world simulation applications, available as a software subscription for enterprise use and free for individual use. Industrial enterprises are adopting Omniverse’s 3D and simulation technologies to digitalize their complex physical assets, processes, and environments – building digital twins of factories, real time 3D product configurators, testing and validating autonomous robots and vehicles, powered by NVIDIA accelerated computing infrastructure on-premises and in the cloud.
Automotive
Automotive market is comprised of platform solutions for automated driving and in-vehicle cockpit computing. Leveraging our technology leadership in AI and building on our long-standing automotive relationships, we are delivering a complete end-to-end solution for the AV market under the DRIVE Hyperion brand. We have demonstrated multiple applications of AI within the car: AI can drive the car itself as a pilot in fully autonomous mode or it can also be a co-pilot, assisting the human driver while creating a safer driving experience.

We are working with several hundred partners in the automotive ecosystem including automakers, truck makers, tier-one suppliers, sensor manufacturers, automotive research institutions, HD mapping companies, and startups to develop and deploy AI systems for self-driving vehicles. Our unified AI computing architecture starts with training deep neural networks using our Data Center computing solutions, and then running a full perception, fusion, planning, and control stack within the vehicle on the NVIDIA DRIVE Hyperion platform. DRIVE Hyperion consists of the high-performance, energy efficient DRIVE AGX computing hardware, a reference sensor set that supports full self-driving capability as well as an open, modular DRIVE software platform for autonomous driving, mapping, and parking services, and intelligent in-vehicle experiences.
In addition, we offer a scalable data center-based simulation solution, NVIDIA DRIVE Sim, based on NVIDIA Omniverse software, for digital cockpit development, as well as for testing and validating a self-driving platform. Our unique end-to-end, software-defined approach is designed for continuous innovation and continuous development, enabling cars to receive over-the-air updates to add new features and capabilities throughout the life of a vehicle.
Business Strategies
NVIDIA’s key strategies that shape our overall business approach include:
Advancing the NVIDIA accelerated computing platform. Our accelerated computing platform can solve complex problems in significantly less time and with lower power consumption than alternative computational approaches. Indeed, it can help solve problems that were previously deemed unsolvable. We work to deliver continued performance leaps that outpace Moore’s Law by leveraging innovation across the architecture, chip design, system, interconnect, and software layers. This full-stack innovation approach allows us to deliver order-of-magnitude performance advantages relative to legacy approaches in our target markets, which include Data Center, Gaming, Professional Visualization, and Automotive. While the computing requirements of these end markets are diverse, we address them with a unified underlying architecture leveraging our GPUs, CUDA and networking technologies as the fundamental building blocks. The programmable nature of our architecture allows us to make leveraged investments in research and development: we can support several multi-billion-dollar end markets with shared underlying technology by using a variety of software stacks developed either internally or by third-party developers and partners. We utilize this platform approach in each of our target markets.
Extending our technology and platform leadership in AI. We provide a complete, end-to-end accelerated computing platform for AI, addressing both training and inferencing. This includes full-stack data center-scale compute and networking solutions across processing units, interconnects, systems, and software. Our compute solutions include all three major processing units in AI servers – GPUs, CPUs, and DPUs. GPUs are uniquely suited to AI, and we will continue to add AI-specific features to our GPU architecture to further extend our leadership position. In addition, we offer DGX Cloud, an AI-training-as-a-service platform, and NeMo – a complete solution for building enterprise-ready Large Language Models, or LLMs, using open source and proprietary LLMs created by NVIDIA and third parties. Our AI technology leadership is reinforced by our large and expanding ecosystem in a virtuous cycle. Our computing platforms are available from virtually every major server maker and CSP, as well as on our own AI supercomputers. There are over 4.7 million developers worldwide using CUDA and our other software tools to help deploy our technology in our target markets. We evangelize AI through partnerships with hundreds of universities and thousands of startups through our Inception program. Additionally, our Deep Learning Institute provides instruction on the latest techniques on how to design, train, and deploy neural networks in applications using our accelerated computing platform.
Extending our technology and platform leadership in computer graphics. We believe that computer graphics infused with AI is fundamental to the continued expansion and evolution of computing. We apply our research and development resources to enhance the user experience for consumer entertainment and professional visualization applications and create new virtual world and simulation capabilities. Our technologies are instrumental in driving the gaming, design, and creative industries forward, as developers leverage our libraries and algorithms to deliver an optimized experience on our GeForce and NVIDIA RTX platforms. Our computer graphics platforms leverage AI end-to-end, from the developer tools and cloud services to the Tensor Cores included in all RTX-class GPUs. For example, NVIDIA Avatar Cloud Engine, or ACE, is a suite of technologies that help developers bring digital avatars to life with generative AI, running in the cloud or locally on the PC. GeForce Experience enhances each gamer’s experience by optimizing their PC’s settings, as well as enabling the recording and sharing of gameplay. Our Studio drivers enhance and accelerate a number of popular creative applications. Omniverse is real-time 3D design collaboration and virtual world simulation software that empowers artists, designers, and creators to connect and collaborate in leading design applications. We also enable interactive graphics applications - such as games, movie and photo editing and design software - to be accessed by almost any device, almost anywhere, through our cloud platforms such as vGPU for enterprise and GeForce NOW for gaming.
Advancing the leading autonomous vehicle platform. We believe the advent of autonomous vehicles, or AV, and electric vehicles, or EV, is revolutionizing the transportation industry. The algorithms required for autonomous driving - such as perception, localization, and planning - are too complex for legacy hand-coded approaches and will use multiple neural networks instead. In addition, EV makers are looking for next-generation centralized car computers that integrate a wide range of intelligent functions into a single AI compute platform. Therefore, we provide an AI-based hardware and software solution, designed and implemented from the ground up based on automotive safety standards, for the AV and EV market under the DRIVE brand, which we are bringing to market through our partnerships with automotive OEMs, tier-1 suppliers, and start-ups. Our AV solution also includes the GPU-based hardware required to train the neural networks before their in-vehicle deployment, as well as to re-simulate their operation prior to any over-the-air software updates. We believe our comprehensive, top-to-bottom and end-to-end approach will enable the transportation industry to solve the complex problems arising from the shift to autonomous driving.
Leveraging our intellectual property, or IP. We believe our IP is a valuable asset that can be accessed by our customers and partners through license and development agreements when they desire to build such capabilities directly into their own products or have us do so through a custom development. Such license and development arrangements can further enhance the reach of our technology.
Sales and Marketing
Our worldwide sales and marketing strategy is key to achieving our objective of providing markets with our high-performance and efficient computing platforms and software. Our sales and marketing teams, located across our global markets, work closely with end customers and various industry ecosystems through our partner network. Our partner network incorporates global, regional and specialized CSPs, OEMs, ODMs, system integrators, independent software vendors, or ISVs, add-in board manufacturers, or AIBs, distributors, automotive manufacturers and tier-1 automotive suppliers, and other ecosystem participants.
Members of our sales team have technical expertise and product and industry knowledge. We also employ a team of application engineers and solution architects to provide pre-sales assistance to our partner network in designing, testing, and qualifying system designs that incorporate our platforms. For example, our solution architects work with CSPs to provide pre-sales assistance to optimize their hardware and software infrastructure for generative AI and LLM training and deployment. They also work with foundation model and enterprise software developers to optimize the training and fine-tuning of their models and services, and with enterprise end-users, often in collaboration with their global system integrator of choice, to fine-tune models and build AI applications. We believe that the depth and quality of our design support are key to improving our partner network’s time-to-market, maintaining a high level of customer satisfaction, and fostering relationships that encourage our end customers and partner network to use the next generation of our products within each platform.
To encourage the development of applications optimized for our platforms and software, we seek to establish and maintain strong relationships in the software development community. Engineering and marketing personnel engage with key software developers to promote and discuss our platforms, as well as to ascertain individual product requirements and solve technical problems. Our developer program supports the development of AI frameworks, SDKs, and APIs for software applications and game titles that are optimized for our platforms. Our Deep Learning Institute provides in-person and online training for developers in industries and organizations around the world to build AI and accelerated computing applications that leverage our platforms.
Seasonality
Our computing platforms serve a diverse set of markets such as data centers, gaming, professional visualization, and automotive. Our desktop gaming products typically see stronger revenue in the second half of our fiscal year. Historical seasonality trends may not repeat.
Manufacturing
We utilize a fabless and contracting manufacturing strategy, whereby we employ and partner with key suppliers for all phases of the manufacturing process, including wafer fabrication, assembly, testing, and packaging. We use the expertise of industry-leading suppliers that are certified by the International Organization for Standardization in such areas as fabrication, assembly, quality control and assurance, reliability, and testing. Additionally, we can avoid many of the significant costs and risks associated with owning and operating manufacturing operations. While we may directly procure certain raw materials used in the production of our products, such as memory, substrates, and a variety of components, our suppliers are responsible for procurement of most raw materials used in the production of our products. As a result, we can focus our resources on product design, quality assurance, marketing, and customer support. In periods of growth, we may place non-cancellable inventory orders for certain product components in advance of our historical lead times, pay premiums, or provide deposits to secure future supply and capacity and may need to continue to do so.
We have expanded our supplier relationships to build redundancy and resilience in our operations to provide long-term manufacturing capacity aligned with growing customer demand. Our supply chain is concentrated in the Asia-Pacific region. We utilize foundries, such as Taiwan Semiconductor Manufacturing Company Limited, or TSMC, and Samsung Electronics Co., Ltd., or Samsung, to produce our semiconductor wafers. We purchase memory from Micron Technology, Inc., SK Hynix Inc., and Samsung. We utilize CoWoS technology for semiconductor packaging. We engage with independent subcontractors and contract manufacturers such as Hon Hai Precision Industry Co., Ltd., Wistron Corporation, and Fabrinet to perform assembly, testing and packaging of our final products.

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
A significant source of competition comes from companies that provide or intend to provide GPUs, CPUs, DPUs, embedded SoCs, and other accelerated, AI computing processor products, and providers of semiconductor-based high-performance interconnect products based on InfiniBand, Ethernet, Fibre Channel, and proprietary technologies. Some of our competitors may have greater marketing, financial, distribution and manufacturing resources than we do and may be more able to adapt to customers or technological changes. We expect an increasingly competitive environment in the future.
Our current competitors include:
•suppliers and licensors of hardware and software for discrete and integrated GPUs, custom chips and other accelerated computing solutions, including solutions offered for AI, such as Advanced Micro Devices, Inc., or AMD, Huawei Technologies Co. Ltd., or Huawei, and Intel Corporation, or Intel;

•large cloud services companies with internal teams designing hardware and software that incorporate accelerated or AI computing functionality as part of their internal solutions or platforms, such as Alibaba Group, Alphabet Inc., Amazon, Inc., or Amazon, Baidu, Inc., Huawei, and Microsoft Corporation, or Microsoft;
•suppliers of Arm-based CPUs and companies that incorporate hardware and software for CPUs as part of their internal solutions or platforms, such as Amazon, Huawei, and Microsoft;
•suppliers of hardware and software for SoC products that are used in servers or embedded into automobiles, autonomous machines, and gaming devices, such as Ambarella, Inc., AMD, Broadcom Inc., or Broadcom, Intel, Qualcomm Incorporated, Renesas Electronics Corporation, and Samsung, or companies with internal teams designing SoC products for their own products and services, such as Tesla, Inc.; and
•networking products consisting of switches, network adapters (including DPUs), and cable solutions (including optical modules) include such as AMD, Arista Networks, Broadcom, Cisco Systems, Inc., Hewlett Packard Enterprise Company, Huawei, Intel, Lumentum Holdings, and Marvell Technology Group as well as internal teams of system vendors and large cloud services companies.
Patents and Proprietary Rights
We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements, and licensing arrangements to protect our IP in the United States and internationally. Our currently issued patents have expiration dates from February 2024 to August 2043. We have numerous patents issued, allowed, and pending in the United States and in foreign jurisdictions. Our patents and pending patent applications primarily relate to our products and the technology used in connection with our products. We also rely on international treaties, organizations, and foreign laws to protect our IP. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or IP rights to the same extent as the laws of the United States. This decreased protection makes the possibility of piracy of our technology and products more likely. We continuously assess whether and where to seek formal protection for innovations and technologies based on such factors as:
•the location in which our products are manufactured;
•our strategic technology or product directions in different countries;
•the degree to which IP laws exist and are meaningfully enforced in different jurisdictions; and
•the commercial significance of our operations and our competitors' operations in particular countries and regions.
We have licensed technology from third parties and expect to continue entering such license agreements.

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
In July 2023, the USG informed us of an additional licensing requirement for a subset of A100 and H100 products destined to certain customers and other regions, including some countries in the Middle East.
In October 2023, the USG announced new and updated licensing requirements that became effective in our fourth quarter of fiscal year 2024 for exports to China and Country Groups D1, D4, and D5 (including but not limited to Saudi Arabia, the United Arab Emirates, and Vietnam, but excluding Israel) of our products exceeding certain performance thresholds, including A100, A800, H100, H800, L4, L40, L40S and RTX 4090. The licensing requirements also apply to the export of products exceeding certain performance thresholds to a party headquartered in, or with an ultimate parent headquartered in, Country Group D5, including China. On October 23, 2023, the USG informed us the licensing requirements were effective immediately for shipments of our A100, A800, H100, H800, and L40S products.
Our competitive position has been harmed, and our competitive position and future results may be further harmed in the long term, if there are further changes in the USG’s export controls. Given the increasing strategic importance of AI and rising geopolitical tensions, the USG has changed and may again change the export control rules at any time and further subject a wider range of our products to export restrictions and licensing requirements, negatively impacting our business and financial results. In the event of such change, we may be unable to sell our inventory of such products and may be unable to develop replacement products not subject to the licensing requirements, effectively excluding us from all or part of the China market, as well as other impacted markets, including the Middle East.
While we work to enhance the resiliency and redundancy of our supply chain, which is currently concentrated in the Asia-Pacific region, new and existing export controls or changes to existing export controls could limit alternative manufacturing locations and negatively impact our business. Refer to “Item 1A. Risk Factors – Risks Related to Regulatory, Legal, Our Stock and Other Matters” for a discussion of this potential impact.
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
Sustainability and Governance
NVIDIA invents computing technologies that improve lives and address global challenges. Our goal is to integrate sound environmental, social, and corporate governance principles and practices into every aspect of the Company. The Nominating and Corporate Governance Committee of our Board of Directors is responsible for reviewing and discussing with management our practices related to sustainability and corporate governance. We assess our programs annually in consideration of stakeholder expectations, market trends, and business risks and opportunities. These issues are important for our continued business success and reflect the topics of highest concern to NVIDIA and our stakeholders.
The following section and the Human Capital Management Section below provide an overview of our principles and practices. More information can be found on our website and in our annual Sustainability Report. Information contained on our website or in our annual Sustainability Report is not incorporated by reference into this or any other report we file with the Securities and Exchange Commission, or the SEC. Refer to “Item 1A. Risk Factors” for a discussion of risks and uncertainties we face related to sustainability.
Climate Change
In the area of environmental sustainability, we address our climate impacts across our product lifecycle and assess risks, including current and emerging regulations and market impacts.
In May 2023, we published metrics related to our environmental impact for fiscal year 2023. Fiscal year 2024 metrics are expected to be published in the first half of fiscal year 2025. There has been no material impact to our capital expenditures, results of operations or competitive position associated with global environmental sustainability regulations, compliance, or costs from sourcing renewable energy. By the end of fiscal year 2025, our goal is to purchase or generate enough renewable energy to match 100% of our global electricity usage for our offices and data centers. In fiscal year 2023, we increased the percentage of our total electricity use matched by renewable energy purchases to 44%. By fiscal year 2026, we aim to engage manufacturing suppliers comprising at least 67% of NVIDIA’s scope 3 category 1 GHG emissions with goal of effecting supplier adoption of science-based targets.
Whether it is creation of technology to power next-generation laptops or designs to support high-performance supercomputers, improving energy efficiency is important in our research, development, and design processes. GPU-accelerated computing is inherently more energy efficient than traditional computing for many workloads because it is optimized for throughput, performance per watt, and certain AI workloads. The energy efficiency of our products is evidenced by our continued strong presence on the Green500 list of the most energy-efficient systems. We powered 24 of the top 30 most energy efficient systems, including the top supercomputer, on the Green500 list.
We plan to build Earth-2, a digital twin of the Earth on NVIDIA AI and NVIDIA Omniverse platforms. Earth-2 will enable scientists, companies, and policy makers to do ultra-high-resolution predictions of the impact of climate change and explore mitigation and adaptation strategies.
Human Capital Management
We believe that our employees are our greatest assets, and they play a key role in creating long-term value for our stakeholders. As of the end of fiscal year 2024, we had approximately 29,600 employees in 36 countries, 22,200 were engaged in research and development and 7,400 were engaged in sales, marketing, operations, and administrative positions. The Compensation Committee of our Board of Directors assists in the oversight of policies and strategies relating to human capital management.
To be competitive and execute our business strategy successfully, we must recruit, develop, and retain talented employees, including qualified executives, scientists, engineers, and technical and non-technical staff.
Recruitment
As the demand for global technical talent continues to be competitive, we have grown our technical workforce and have been successful in attracting top talent to NVIDIA. We have attracted talent globally through our strong employer brand and differentiated hiring strategies for college, professional, and leadership talent. Our workforce is 83% technical and 49% hold advanced degrees. Additionally, we have increased focus on diversity recruiting, resulting in an increase in global female hiring in each channel. Our own employees help to surface top talent, with over 40% of our new hires in fiscal year 2024 coming from employee referrals.
Development and Retention
To support employee development, we provide opportunities to learn on-the-job through training courses, targeted development programs, mentoring and peer coaching and ongoing feedback. We have a library of live and on-demand learning experiences that include workshops, panel discussions, and speaker forums. We create learning paths focused on our most common development needs and constantly upgrade our offerings to ensure that our employees are exposed to the most current content and technologies available. We offer tuition reimbursement programs to subsidize educational programs and advanced certifications. We implemented a career coaching service to provide one-on-one guidance to employees, and encourage internal job mobility. We have implemented specifically designed mentoring and development programs for women and employees from traditionally underrepresented groups to ensure widespread readiness for future advancement.
To evaluate employee sentiment and engagement, we use pulse surveys, a suggestion box, and an anonymous third-party platform. Pulse surveys help us gain insight into employee experience and provides employee-generated ideas so that we can take targeted action. The suggestion box is an always-on, interactive tool where employees share their thoughts about making our company a better place to work. The anonymous third-party platform is designed to protect the identity of the reporter and provide a mechanism for reporters to follow an investigation and receive responses.
We want NVIDIA to be a place where people can build their careers over their lifetime. Our employees tend to come and stay. In fiscal year 2024, our overall turnover rate was 2.7%.
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
We offer comprehensive benefits to support our employees’ and their families’ physical health, well-being, and financial health. Programs include 401(k) programs in the U.S., statutory and supplemental pension programs outside the U.S., our employee stock purchase program, flexible work hours, and time off policies to address mental health, stress, and time-management challenges. We evaluate our benefit offerings globally and aim to provide comparable support across the regions where we operate. We are committed to providing tailored benefits based on the needs of our Community Resource Groups and continuing our support for parents, both new birth parents and those who wish to become parents.

Our support is enhanced during times of crisis, such as war or economic volatility, to take care of our existing team of world-class talent and their families.
Diversity, Inclusion, and Belonging
We believe that diverse teams fuel innovation, and we are committed to creating an inclusive culture that supports all employees.
When recruiting for new talent or developing our current employees, we strive to build a diverse talent pipeline that includes those underrepresented in the technology field, including women, Black/African American, and Hispanic/Latino candidates.
To this end, we have been:
•Partnering with institutions and professional organizations serving historically underrepresented communities;
•Embedding dedicated recruiting teams to business areas to shepherd underrepresented candidates through the interview process and find internal opportunities;
•Supporting the development of women employees through programs aimed at building a pipeline of future leaders;
•Providing peer support and executive sponsors for our internal community resource groups;
•Providing training and education to managers and peers on fostering supportive environments and recruiting for diversity;
•Track equity and parity in retention, promotions, pay, and employee engagement scores; and
•Measuring year over year progress and providing leadership visibility on diversity efforts.
As of the end of fiscal year 2024, our global workforce was 79% male, 20% female, and 1% not declared, with 6% of our workforce in the United States composed of Black or African American and Hispanic or Latino employees.
Flexible Working Environment
We support a flexible work environment, understanding that many employees want the ability to work from home under certain conditions. This flexibility supports diverse hiring, retention, and employee engagement, which we believe makes NVIDIA a great place to work.
During fiscal year 2025, we will continue to have a flexible work environment and maintain our company wide 2-days off a quarter for employees to rest and recharge.
Information About Our Executive Officers
The following sets forth certain information regarding our executive officers, their ages, and positions as of February 16, 2024:

Name	Age	Position
Jen-Hsun Huang	60	President and Chief Executive Officer
Colette M. Kress	56	Executive Vice President and Chief Financial Officer
Ajay K. Puri	69	Executive Vice President, Worldwide Field Operations
Debora Shoquist	69	Executive Vice President, Operations
Timothy S. Teter	57	Executive Vice President and General Counsel
Jen-Hsun Huang co-founded NVIDIA in 1993 and has served as our President, Chief Executive Officer, and a member of the Board of Directors since our inception. From 1985 to 1993, Mr. Huang was employed at LSI Logic Corporation, a computer chip manufacturer, where he held a variety of positions including as Director of Coreware, the business unit responsible for LSI's SOC. From 1983 to 1985, Mr. Huang was a microprocessor designer for AMD, a semiconductor company. Mr. Huang holds a B.S.E.E. degree from Oregon State University and an M.S.E.E. degree from Stanford University.
Colette M. Kress joined NVIDIA in 2013 as Executive Vice President and Chief Financial Officer. Prior to NVIDIA, Ms. Kress most recently served as Senior Vice President and Chief Financial Officer of the Business Technology and Operations Finance organization at Cisco Systems, Inc., a networking equipment company, since 2010. At Cisco, Ms. Kress was responsible for financial strategy, planning, reporting and business development for all business segments, engineering and operations. From 1997 to 2010 Ms. Kress held a variety of positions at Microsoft, a software company, including, beginning in 2006, Chief Financial Officer of the Server and Tools division, where Ms. Kress was responsible for financial strategy, planning, reporting and business development for the division. Prior to joining Microsoft, Ms. Kress spent eight years at Texas Instruments Incorporated, a semiconductor company, where she held a variety of finance positions. Ms. Kress holds a B.S. degree in Finance from University of Arizona and an M.B.A. degree from Southern Methodist University.
Ajay K. Puri joined NVIDIA in 2005 as Senior Vice President, Worldwide Sales and became Executive Vice President, Worldwide Field Operations in 2009. Prior to NVIDIA, he held positions in sales, marketing, and general management over a 22-year career at Sun Microsystems, Inc., a computing systems company. Mr. Puri previously held marketing, management consulting, and product development positions at Hewlett-Packard, an information technology company, Booz Allen Hamilton Inc., a management and technology consulting company, and Texas Instruments Incorporated. Mr. Puri holds a B.S.E.E. degree from the University of Minnesota, an M.S.E.E. degree from the California Institute of Technology and an M.B.A. degree from Harvard Business School.
Debora Shoquist joined NVIDIA in 2007 as Senior Vice President of Operations and in 2009 became Executive Vice President of Operations. Prior to NVIDIA, Ms. Shoquist served from 2004 to 2007 as Executive Vice President of Operations at JDS Uniphase Corp., a provider of communications test and measurement solutions and optical products for the telecommunications industry. She served from 2002 to 2004 as Senior Vice President and General Manager of the Electro-Optics business at Coherent, Inc., a manufacturer of commercial and scientific laser equipment. Previously, she worked at Quantum Corp., a data protection company, as President of the Personal Computer Hard Disk Drive Division, and at Hewlett-Packard. Ms. Shoquist holds a B.S. degree in Electrical Engineering from Kansas State University and a B.S. degree in Biology from Santa Clara University.
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
Risk Factors Summary
Risks Related to Our Industry and Markets
•Failure to meet the evolving needs of our industry may adversely impact our financial results.
•Competition could adversely impact our market share and financial results.
Risks Related to Demand, Supply and Manufacturing
•Failure to estimate customer demand accurately has led and could lead to mismatches between supply and demand.
•Dependency on third-party suppliers and their technology to manufacture, assemble, test, or package our products reduces our control over product quantity and quality, manufacturing yields, and product delivery schedules and could harm our business.
•Defects in our products have caused and could cause us to incur significant expenses to remediate and could damage our business.
Risks Related to Our Global Operating Business
•Adverse economic conditions may harm our business.

•International sales and operations are a significant part of our business, which exposes us to risks that could harm our business.
•Product, system security and data breaches and cyber-attacks could disrupt our operations and adversely affect our financial condition, stock price and reputation.
•Business disruptions could harm our operations and financial results.
•Climate change may have a long-term impact on our business.
•We may not be able to realize the potential benefits of business investments or acquisitions, nor successfully integrate acquisition targets.
•A significant amount of our revenue stems from a limited number of partners and distributors and we have a concentration of sales to end customers, and our revenue could be adversely affected if we lose or are prevented from selling to any of these end customers.
•We may be unable to attract, retain and motivate our executives and key employees.
•Modification or interruption of our business processes and information systems may disrupt our business, and internal controls.
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
•Increased scrutiny from shareholders, regulators, and others regarding our corporate sustainability practices could result in financial, reputational, or operational harm and liability.
•Issues relating to the responsible use of our technologies, including AI, may result in reputational or financial harm and liability.
•Adequately protecting our IP rights could be costly, and our ability to compete could be harmed if we are unsuccessful or if we are prohibited from making or selling our products.
•We are subject to stringent and changing data privacy and security laws, rules, regulations, and other obligations. These areas could damage our reputation, deter customers, affect product design, or result in legal or regulatory proceedings and liability.
•Our operating results may be adversely impacted by additional tax liabilities, higher than expected tax rates, changes in tax laws, and other tax-related factors.
•Our business is exposed to the risks associated with litigation, investigations, and regulatory proceedings.
•Our indebtedness could adversely affect our financial position and cash flows from operations and prevent us from implementing our strategy or fulfilling our contractual obligations.
•Delaware law, provisions in our governing documents and our agreement with Microsoft could delay or prevent a change in control.
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
•launch new offerings with new business models including software, services, and cloud solutions, as well as software-, infrastructure-, or platform-as-a-service solutions;
•expand the ecosystem for our products and technologies;
•meet evolving and prevailing customer and industry safety, security, reliability expectations, and compliance standards;
•manage product and software lifecycles to maintain customer and end-user satisfaction;
•develop, acquire, maintain, and secure access to the internal and external infrastructure needed to scale our business, including sufficient energy for powering data centers using our products, acquisition integrations, customer support, e-commerce, IP licensing capabilities and cloud service capacity; and
•complete technical, financial, operational, compliance, sales and marketing investments for the above activities.
We have invested in research and development in markets where we have a limited operating history, which may not produce meaningful revenue for several years, if at all. If we fail to develop or monetize new products and technologies, or if they do not become widely adopted, our financial results could be adversely affected. Obtaining design wins may involve a lengthy process and depends on our ability to anticipate and provide features and functionality that customers will demand. They also do not guarantee revenue. Failure to obtain a design win may prevent us from obtaining future design wins in subsequent generations. We cannot ensure that the products and technologies we bring to market will provide value to our customers and partners. If we fail any of these key success criteria, our financial results may be harmed.
We have begun offering enterprise customers NVIDIA DGX Cloud services directly and through our network of partners, which include cloud-based infrastructure, software and services for training and deploying AI models, and NVIDIA AI Foundations for customizable pretrained AI models. We have partnered with CSPs to host such software and services in their data centers, and we entered and may continue to enter into multi-year cloud service agreements to support these offerings and our research and development activities. The timing and availability of these cloud services has changed and may continue to change, impacting our revenue, expenses, and development timelines. NVIDIA DGX Cloud services may not be successful and will take time, resources, and investment. We also offer or plan to offer standalone software solutions, including NVIDIA AI Enterprise, NVIDIA Omniverse, NVIDIA DRIVE, and several other software solutions. These new business models or strategies may not be successful, and we may fail to sell any meaningful standalone software or services. We may incur significant costs and may not achieve any significant revenue from these offerings.
Competition could adversely impact our market share and financial results.
Our target markets remain competitive, and competition may intensify with expanding and changing product and service offerings, industry standards, customer needs, new entrants and consolidations. Our competitors’ products, services and technologies, including those mentioned above in this Annual Report on Form 10-K, may be cheaper or provide better functionality or features than ours, which has resulted and may in the future result in lower-than-expected selling prices for our products. Some of our competitors operate their own fabrication facilities, and have longer operating histories, larger customer bases, more comprehensive IP portfolios and patent protections, more design wins, and greater financial, sales, marketing and distribution resources than we do. These competitors may be able to acquire market share and/or prevent us from doing so, more effectively identify and capitalize upon opportunities in new markets and end-user trends, more quickly transition their products, and impinge on our ability to procure sufficient foundry capacity and scarce input materials during a supply-constrained environment, which could harm our business. Some of our customers have in-house expertise and internal development capabilities similar to some of ours and can use or develop their own solutions to replace those we are providing. For example, others may offer cloud-based services that compete with our AI cloud service offerings, and we may not be able to establish market share sufficient to achieve the scale necessary to meet our business objectives. If we are unable to successfully compete in this environment, demand for our products, services and technologies could decrease and we may not establish meaningful revenue.
Risks Related to Demand, Supply and Manufacturing
Failure to estimate customer demand accurately has led and could lead to mismatches between supply and demand.
We use third parties to manufacture and assemble our products, and we have long manufacturing lead times. We are not provided guaranteed wafer, component and capacity supply, and our supply deliveries and production may be non-linear within a quarter or year. If our estimates of customer demand are inaccurate, as we have experienced in the past, there could be a significant mismatch between supply and demand. This mismatch has resulted in both product shortages and excess inventory, has varied across our market platforms, and has significantly harmed our financial results.
We build finished products and maintain inventory in advance of anticipated demand. While we have in the past entered and may in the future enter into long-term supply and capacity commitments, we may not be able to secure sufficient commitments for capacity to address our business needs, or our long-term demand expectations may change. These risks may increase as we shorten our product development cycles, enter new lines of business, or integrate new suppliers or components into our supply chain, creating additional supply chain complexity. Additionally, our ability to sell certain products has been and could be impeded if components necessary for the finished products are not available from third parties. This risk may increase as a result of our platform strategy. In periods of shortages impacting the semiconductor industry and/or limited supply or capacity in our supply chain, the lead times on our orders may be extended. We have previously experienced and may continue to experience extended lead times of more than 12 months. We have paid premiums and provided deposits to secure future supply and capacity, which have increased our product costs and may continue to do so. If our existing suppliers are unable to scale their capabilities to meet our supply needs, we may require additional sources of capacity, which may require additional deposits. We may not have the ability to reduce our supply commitments at the same rate or at all if our revenue declines.
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
•the availability of sufficient data center capacity and energy for customers to procure;
•new product introductions and transitions resulting in less demand for existing products;
•new or unexpected end-use cases;
•increase in demand for competitive products, including competitive actions;
•business decisions made by third parties;
•the demand for accelerated or AI-related cloud services, including our own software and NVIDIA DGX Cloud services;
•changes that impact the ecosystem for the architectures underlying our products and technologies;
•the demand for our products; or
•government actions or changes in governmental policies, such as export controls or increased restrictions on gaming usage.
Demand for our data center systems and products surged in fiscal year 2024. Entering fiscal year 2025, we are gathering customer demand indications across several product transitions. We have demand visibility for our new data center products ramping later in fiscal year 2025. We have increased our supply and capacity purchases with existing suppliers, added new vendors and entered into prepaid manufacturing and capacity agreements. These increased purchase volumes, the number of suppliers, and the integration of new vendors into our supply chain may create more complexity and execution risk. We may continue to enter into new supplier and capacity arrangements. Our purchase commitments and obligations for inventory and manufacturing capacity at the end of fiscal year 2024 were impacted by shortening lead times for certain components. Supply of Hopper architecture products is improving, and demand remains very strong. We expect our next-generation products to be supply-constrained based upon demand indications. We may incur inventory provisions or impairments if our inventory or supply or capacity commitments exceed demand for our products or demand declines.
Our customer orders and longer-term demand estimates may change or may not be correct, as we have experienced in the past. Product transitions are complex and can impact our revenue as we often ship both new and prior architecture products simultaneously and we and our channel partners prepare to ship and support new products. Due to our product introduction cycles, we are almost always in various stages of transitioning the architecture of our Data Center, Professional Visualization, and Gaming products. We will have a broader and faster Data Center product launch cadence to meet a growing and diverse set of AI opportunities. The increased frequency of these transitions may magnify the challenges associated with managing our supply and demand due to long manufacturing lead times. Qualification time for new products, customers anticipating product transitions and channel partners reducing channel inventory of prior architectures ahead of new product introductions can create reductions or volatility in our revenue. We have experienced and may in the future experience reduced demand for current generation architectures when customers anticipate transitions, and we may be unable to sell multiple product architectures at the same time for current and future architecture transitions. If we are unable to execute our architectural transitions as planned for any reason, our financial results may be negatively impacted. The increasing frequency and complexity of newly introduced products may result in unanticipated quality or production issues that could increase the magnitude of inventory provisions, warranty or other costs or result in product delays. Deployment of new products to customers creates additional challenges due to the complexity of our technologies, which has impacted and may in the future impact the timing of customer purchases or otherwise impact our demand. While we have managed prior product transitions and have previously sold multiple product architectures at the same time, these transitions are difficult, may impair our ability to predict demand and impact our supply mix, and we may incur additional costs.
Many end customers often do not purchase directly from us but instead purchase indirectly through multiple OEMs, ODMs, system integrators, distributors, and other channel partners. As a result, the decisions made by our multiple OEMs, ODMs, system integrators, distributors, and other channel partners, and in response to changing market conditions and changes in end-user demand for our products, have impacted and could in the future continue to impact our ability to properly forecast demand, particularly as they are based on estimates provided by various downstream parties.
If we underestimate our customers' future demand for our products, our foundry partners may not have adequate lead-time or capacity to increase production and we may not be able to obtain sufficient inventory to fill orders on a timely basis. Even if we are able to increase supply to meet customer demand, we may not be able to do so in a timely manner, or our contract manufacturers may experience supply constraints. If we cannot procure sufficient supply to meet demand or otherwise fail to fulfill our customers’ orders on a timely basis, or at all, our customer relationships could be damaged, we could lose revenue and market share and our reputation could be harmed. Additionally, since some of our products are part of a complex data center buildout, supply constraints or availability issues with respect to any one component have had and may have a broader revenue impact.
If we overestimate our customers’ future demand for our products, or if customers cancel or defer orders or choose to purchase from our competitors, we may not be able to reduce our inventory or other contractual purchase commitments. In the past, we have experienced a reduction in average selling prices, including due to channel pricing programs that we have implemented and may continue to implement, as a result of our overestimation of future demand, and we may need to continue these reductions. We have had to increase prices for certain of our products as a result of our suppliers’ increase in prices, and we may need to continue to do so for other products in the future. We have also written down our inventory, incurred cancellation penalties, and recorded impairments and may have to do so in the future. These impacts were amplified by our placement of non-cancellable and non-returnable purchasing terms well in advance of our historical lead times and could be exacerbated if we need to make changes to the design of future products. The risk of these impacts has increased and may continue to increase as our purchase obligations and prepaids have grown and are expected to continue to grow and become a greater portion of our total supply. All of these factors may negatively impact our gross margins and financial results.
We build technology and introduce products for new and innovative use cases and applications, such as NVIDIA DGX Cloud services, NVIDIA AI Foundations, Omniverse platform, LLMs, and generative AI models. Our demand estimates for new use cases, applications, and services can be incorrect and create volatility in our revenue or supply levels, and we may not be able to generate significant revenue from these use cases, applications, and services. Recent technologies, such as generative AI models, have emerged, and while they have driven increased demand for Data Center, the long-term trajectory is unknown. Because our products may be used in multiple use cases and applications, it is difficult for us to estimate with any reasonable degree of precision the impact of generative AI models on our reported revenue or forecasted demand. Additionally, we started shipping our CPU product offerings, the Grace CPU and Grace Hopper Superchips, in the third quarter of fiscal year 2024. Our ability to adequately predict our CPU demand may create volatility in our revenue or supply levels.
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
The use of our GPUs other than that for which they were designed and marketed, including new and unexpected use cases, has impacted and can in the future impact demand for our products, including by leading to inconsistent spikes and drops in demand. For example, several years ago, our Gaming GPUs began to be used for mining digital currencies, such as Ethereum. It is difficult for us to estimate with any reasonable degree of precision the past or current impact of cryptocurrency mining, or forecast the future impact of cryptocurrency mining, on demand for our products. Volatility in the cryptocurrency market, including new compute technologies, price changes in cryptocurrencies, government cryptocurrency policies and regulations, new cryptocurrency standards and changes in the method of verifying blockchain transactions, has impacted and can in the future impact cryptocurrency mining and demand for our products and can further impact our ability to estimate demand for our products. Changes to cryptocurrency standards and processes including, but not limited to, the Ethereum 2.0 merge in 2022, have reduced and may in the future decrease the usage of GPUs for Ethereum mining. This has created and may in the future create increased aftermarket sales of our

GPUs, which could negatively impact retail prices for our GPUs and reduce demand for our new GPUs. In general, our new products or previously sold products may be resold online or on the unauthorized “gray market,” which also makes demand forecasting difficult. Gray market products and reseller marketplaces compete with our new products and distribution channels.
Additionally, we depend on developers, customers and other third parties to build, enhance, and maintain accelerated computing applications that leverage our platforms. We also rely on third-party content providers and publishers to make their content available on our platforms, such as GeForce NOW. Failure by developers, customers, and other third parties to build, enhance, and maintain applications that leverage our platforms, or failure by third-party content providers or publishers to make their content available on reasonable terms or at all for use by our customers or end users on our platforms, could adversely affect customer demand.
Dependency on third-party suppliers and their technology to manufacture, assemble, test, or package our products reduces our control over product quantity and quality, manufacturing yields, and product delivery schedules and could harm our business.
We depend on foundries to manufacture our semiconductor wafers using their fabrication equipment and techniques. We do not assemble, test, or package our products, but instead contract with independent subcontractors. These subcontractors assist with procuring components used in our systems, boards, and products. We face several risks which have adversely affected or could adversely affect our ability to meet customer demand and scale our supply chain, negatively impact longer-term demand for our products and services, and adversely affect our business operations, gross margin, revenue and/or financial results, including:
•lack of guaranteed supply of wafer, component and capacity or decommitment and potential higher wafer and component prices, from incorrectly estimating demand and failing to place orders with our suppliers with sufficient quantities or in a timely manner;
•failure by our foundries or contract manufacturers to procure raw materials or provide adequate levels of manufacturing or test capacity for our products;
•failure by our foundries to develop, obtain or successfully implement high quality process technologies, including transitions to smaller geometry process technologies such as advanced process node technologies and memory designs needed to manufacture our products;
•failure by our suppliers to comply with our policies and expectations and emerging regulatory requirements;
•limited number and geographic concentration of global suppliers, foundries, contract manufacturers, assembly and test providers and memory manufacturers;
•loss of a supplier and additional expense and/or production delays as a result of qualifying a new foundry or subcontractor and commencing volume production or testing in the event of a loss, addition or change of a supplier;
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
•low manufacturing yields resulting from a failure in our product design or a foundry’s proprietary process technology; and
•disruptions in manufacturing, assembly and other processes due to closures related to heat waves, earthquakes, fires, or other natural disasters and electricity conservation efforts.
Defects in our products have caused and could cause us to incur significant expenses to remediate, which can damage our reputation and cause us to lose market share.
Our hardware and software product and service offerings are complex. They have in the past and may in the future contain defects or security vulnerabilities or experience failures or unsatisfactory performance due to any number of issues in design, fabrication, packaging, materials, bugs and/or use within a system. These risks may increase as our products are introduced into new devices, markets, technologies and applications or as new versions are released. These risks further increase when we rely on partners to supply and manufacture components that are used in our products, as these arrangements reduce our direct control over production. AI software products we or our partners offer rely on training data that may originate from third parties and new training methods, and the resulting products may contain unknown or undetected defects and errors, or reflect unintended bias. Although arrangements with component providers may contain provisions for product defect expense reimbursement, we generally remain responsible to the customer for warranty product defects that may occur from time to time. Some failures in our products or services have been in the past and may in the future be only discovered after a product or service has been shipped or used. Undiscovered vulnerabilities in our products or services could result in loss of data or intangible property, or expose our customers to unscrupulous third parties who develop and deploy malicious software programs that could attack our products or services. Defects or failure of our offerings to perform to specifications could lead to substantial damage to the products in which our offerings have been integrated by OEMs, ODMs, AIBs and automotive manufacturers and tier 1 automotive suppliers, and to the user of such end product. Any such defect may cause us to incur significant warranty, support and repair or replacement costs as part of a product recall or otherwise, write-off the value of related inventory, and divert the attention of our engineering and management personnel from our product development efforts to find and correct the issue. Our efforts to remedy these issues may not be timely or satisfactory to our customers. An error or defect in new products, releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance, loss of design wins, temporary or permanent withdrawal from a product or market and harm to our relationships with existing and prospective customers and partners and consumers’ perceptions of our brand, which would in turn negatively impact our business operations, gross margin, revenue and/or financial results. We may be required to reimburse our customers, partners or consumers, including for costs to repair or replace products in the field or in connection with indemnification obligations, or pay fines imposed by regulatory agencies.
For example, in fiscal year 2023, a defect was identified in a third-party component embedded in certain Data Center products. This defect has had, and other defects may in the future have, an adverse effect on our cost and supply of components and finished goods. These costs could be significant in future periods. We recorded a net warranty liability during fiscal year 2023 primarily in connection with this defect. While we believe we have accurately recorded for warranty obligations, we may need to record additional amounts in the future if our estimate proves to be incorrect. In general, if a product liability claim regarding any of our products is brought against us, even if the alleged damage is due to the actions or inactions of a third party, such as within our supply chain, the cost of defending the claim could be significant and would divert the efforts of our technical and management personnel and harm our business. Further, our business liability insurance may be inadequate or future coverage may be unavailable on acceptable terms, which could adversely impact our financial results.
Risks Related to Our Global Operating Business
Adverse economic conditions may harm our business.
Economic and industry uncertainty or changes, including recession or slowing growth, inflation, changes or uncertainty in fiscal, monetary or trade policy, disruptions to capital markets and the banking system, currency fluctuations, higher interest rates, tighter credit, lower capital expenditures by businesses, including on IT infrastructure, increases in unemployment, labor shortages, and lower consumer confidence and spending, global supply chain constraints and global economic and geopolitical developments have in the past and/or could in the future have adverse, wide-ranging effects on our business and financial results, including:
•increased costs for wafers, components, logistics, and other supply chain expenses, which have negatively impacted our gross margin in the past and may do so in the future;
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
•the insolvency of key suppliers, distributors, customers, cloud service providers, data center providers, licensing parties or other third parties we rely on;
•reduced profitability of customers, which may cause them to scale back operations, exit businesses, file for bankruptcy protection and potentially cease operations, or lead to mergers, consolidations or strategic alliances among other companies, which could adversely affect our ability to compete effectively; and
•increased credit and collectability risks, higher borrowing costs or reduced availability of capital markets, reduced liquidity, adverse impacts on our customers and suppliers, failures of counterparties, including financial institutions and insurers, asset impairments, and declines in the value of our financial instruments.

Adverse developments affecting financial institutions, such as bank failures or instability, or concerns or speculation about similar events or risks, could lead to market-wide liquidity problems and other disruptions, which could impact our customers’ ability to fulfill their payment obligations to us, our vendors’ ability to fulfill their contractual obligations to us, or our ability to fulfill our own obligations.
Additionally, we maintain an investment portfolio of various holdings, types, and maturities. These investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by market downturns or events that affect global financial markets, as described above. A majority of our investment portfolio comprises USG securities. A decline in global financial markets for long periods or a downgrade of the USG credit rating due to an actual or threatened default on government debt could result in higher interest rates, a decline in the value of the U.S. dollar, reduced market liquidity or other adverse conditions. These factors could cause an unrealized or realized loss position in our investments or require us to record impairment charges.
International sales and operations are a significant part of our business, which exposes us to risks that could harm our business.
We sell our products internationally, and we also have operations and conduct business internationally. Our semiconductor wafers are manufactured, assembled, tested and packaged by third parties located outside of the United States, and we generated 56% of our revenue in fiscal year 2024 from sales outside of the United States. Our sales to China decreased as a percentage of total Data Center revenue from 19% in fiscal year 2023 to 14% in fiscal year 2024. Although we have not received licenses from the USG to ship restricted products to China, we have started to ship alternatives to the China market in small volumes. China represented a mid-single digit percentage of our Data Center revenue in the fourth quarter of fiscal year 2024 due to USG licensing requirements and we expect China to be in a similar range in the first quarter of fiscal year 2025. The global nature of our business subjects us to a number of risks and uncertainties, which have had in the past and could in the future have a material adverse effect on our business, financial condition and results of operations. These include domestic and international economic and political conditions in countries in which we and our suppliers and manufacturers do business, government lockdowns to control case spread of global or local health issues, differing legal standards with respect to protection of IP and employment practices, different domestic and international business and cultural practices, disruptions to capital markets, counter-inflation policies, currency fluctuations, natural disasters, acts of war or other military actions, terrorism, public health issues and other catastrophic events.
Product, system security, and data protection breaches, as well as cyber-attacks, could disrupt our operations, reduce our expected revenue, increase our expenses, and significantly harm our business and reputation.
Security breaches, computer malware, social-engineering attacks, denial-of-service attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, and other cyber-attacks are becoming increasingly sophisticated, making it more difficult to successfully detect, defend against them or implement adequate preventative measures.
Cyber-attacks, including ransomware attacks by organized criminal threat actors, nation-states, and nation-state-supported actors, may become more prevalent and severe. Our ability to recover from ransomware attacks may be limited if our backups have been affected by the attack, or if restoring from backups is delayed or not feasible.
Individuals, groups of hackers and sophisticated organizations, including nation-states and nation-state-supported actors, and other threat actors have engaged and are expected to continue to engage in cyber-attacks. Additionally, some actors are using AI technology to launch more automated, targeted and coordinated attacks. Due to geopolitical conflicts and during times of war or other major conflicts, we and the third parties we rely upon may be vulnerable to a heightened risk of cyber-attacks that could materially disrupt our ability to provide services and products. We may also face cybersecurity threats due to error or intentional misconduct by employees, contractors or other third-party service providers. Certain aspects of effective cybersecurity are dependent upon our employees, contractors and/or other third-party service providers safeguarding our sensitive information and adhering to our security policies and access control mechanisms. We have in the past experienced, and may in the future experience, security incidents arising from a failure to properly handle sensitive information or adhere to our security policies and access control mechanisms and, although no such events have had a material adverse effect on our business, there can be no assurance that an insider threat will not result in an incident that is material to us. Furthermore, we rely on products and services provided by third-party suppliers to operate certain critical business systems, including without limitation, cloud-based infrastructure, encryption and authentication technology, employee email and other functions, which exposes us to supply-chain attacks or other business disruptions. We cannot guarantee that third parties and infrastructure in our supply chain or our partners’ supply chains have not been compromised or that they do not contain exploitable vulnerabilities, defects or bugs that could result in a breach of or disruption to our information technology systems, including our products and services, or the third-party information technology systems that support our services. We may also incorporate third-party data into our AI algorithms or use open-source datasets to train our algorithms. These datasets may be flawed, insufficient, or contain certain biased information, and may otherwise be vulnerable to security incidents. We may have limited insight into the data privacy or security practices of third-party suppliers, including for our AI algorithms. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. In addition, if one of our third-party suppliers suffers a security incident (which has happened in the past and may happen in the future), our response may be limited or more difficult because we may not have direct access to their systems, logs and other information related to the security incident. Additionally, we are incorporated into the supply chain of a large number of entities worldwide and, as a result, if our products or services are compromised, a significant number of our customers and their data could be affected, which could result in potential liability and harm our business.
To defend against security incidents, we must continuously engineer more secure products and enhance security and reliability features, which is expected to result in increased expenses. We must also continue to develop our security measures, including training programs and security awareness initiatives, designed to ensure our suppliers have appropriate security measures in place, and continue to meet the evolving security requirements of our customers, applicable industry standards, and government regulations. While we invest in training programs and security awareness initiatives and take steps to detect and remediate certain vulnerabilities that we have identified, we may not always be able to prevent threats or detect and mitigate all vulnerabilities in our security controls, systems or software, including third-party software we have installed, as such threats and techniques change frequently and may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address identified vulnerabilities. These vulnerabilities could result in reputational and financial harm, and if exploited, these vulnerabilities could result in a security incident.
We hold confidential, sensitive, personal and proprietary information, including information from partners and customers. Breaches of our security measures, along with reported or perceived vulnerabilities or unapproved dissemination of proprietary information or sensitive or confidential data about us or third parties, could expose us and the parties affected to a risk of loss, or misuse of this information, potentially resulting in litigation and subsequent liability, regulatory inquiries or actions, damage to our brand and reputation or other harm, including financial, to our business. For example, we hold proprietary game source code from third-party partners in our GFN service. Breaches of our GFN security measures, which have happened in the past, could expose our partners to a risk of loss or misuse of this source code, damage both us and our partners, and expose NVIDIA to potential litigation and liability. If we or a third party we rely on experience a security incident, which has occurred in the past, or are perceived to have experienced a security incident, we may experience adverse consequences, including government enforcement actions, additional reporting requirements and/or oversight, restrictions on processing data, litigation, indemnification obligations, reputational harm, diversion of funds, diversion of management attention, financial loss, loss of data, material disruptions in our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services, and other similar harms. Inability to fulfill orders, delayed sales, lower margins or lost customers as a result of these disruptions could adversely affect our financial results, stock price and reputation. Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators and investors, of security incidents, and mandatory disclosure of such incidents could lead to negative publicity. In addition to experiencing a security incident, third parties may gather, collect or infer sensitive information about us from public sources, data brokers or other means that reveals competitively sensitive details about our organization and could be used to harm our business.
Business disruptions could harm our operations, lead to a decline in revenue and increase our costs.
Our worldwide operations could be disrupted by natural disasters and extreme weather conditions, power or water shortages, telecommunications failures, supplier disruptions, terrorist attacks, acts of violence, political and/or civil unrest, acts of war or other military actions, epidemics or pandemics, abrupt regulatory deterioration, and other natural or man-made disasters and catastrophic events. Our corporate headquarters, a large portion of our current data center capacity, and a portion of our research and development activities are located in California, and other critical business operations, finished goods inventory and some of our suppliers are located in Asia, making our operations vulnerable to natural disasters such as earthquakes, wildfires or other business disruptions occurring in these geographical areas. Catastrophic events can also have an impact on third-party vendors who provide us critical infrastructure services for IT and research and development systems and personnel. Our business continuity and disaster recovery planning may not be sufficient for all eventualities. Geopolitical and domestic political developments and other events beyond our control, can increase economic volatility globally. Political instability, changes in government or adverse political developments in or around any of the major countries in which we do business may harm our business, financial condition and results of operations. Worldwide geopolitical tensions and conflicts, including but not limited to China, Hong Kong, Israel, Korea and Taiwan where the manufacture of our product components and final assembly of our products are concentrated may result in changing regulatory requirements, and other disruptions that could impact our operations and operating strategies, product demand, access to global markets, hiring, and profitability. For example, other countries have restricted and may continue in the future to restrict business with the State of Israel, where we have engineering, sales support operations and manufacturing, and companies with Israeli operations, including by economic boycotts. Our operations could be harmed and our costs could increase if manufacturing, logistics or other operations are disrupted for any reason, including natural disasters, high heat events or water shortages, power shortages, information technology system failures or cyber-attacks, military actions or economic, business, labor, environmental, public health, or political issues. The ultimate impact on us, our third-party foundries and other suppliers of being located and consolidated in certain geographical areas is unknown. In the event a disaster, war or catastrophic event affects us, the third-party systems on which we rely, or our customers, our business could be harmed as a result of declines in revenue, increases in expenses, and substantial expenditures and time spent to fully resume operations. All of these risks and conditions could materially adversely affect our future sales and operating results.

We are monitoring the impact of the geopolitical conflict in and around Israel on our operations, including the health and safety of our approximately 3,700 employees in the region who primarily support the research and development, operations, and sales and marketing of our networking products. Our operating expenses in fiscal year 2024 include expenses for financial support to impacted employees and charitable activity. We believe our global supply chain for our networking products has not experienced any significant impact. Further, in connection with the conflict, a substantial number of our employees in the region have been called-up for active military duty in Israel. Accordingly, some of our employees in Israel have been absent for an extended period and they or others may continue to be absent, which may cause disruption to our product development or operations. We did not experience any significant impact or expense to our business; however, if the conflict is further extended, it could impact future product development, operations, and revenue or create other uncertainty for our business.
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
Climate change may have an increasingly adverse impact on our business and on our customers, partners and vendors. Water and energy availability and reliability in the regions where we conduct business is critical, and certain of our facilities may be vulnerable to the impacts of extreme weather events. Extreme heat and wind coupled with dry conditions in Northern California may lead to power safety shut offs due to wildfire risk, which can have adverse implications for our Santa Clara, California headquarter offices and data centers, including impairing the ability of our employees to work effectively. Climate change, its impact on our supply chain and critical infrastructure worldwide and its potential to increase political instability in regions where we, our customers, partners and our vendors do business, may disrupt our business and cause us to experience higher attrition, losses and costs to maintain or resume operations. Although we maintain insurance coverage for a variety of property, casualty, and other risks, the types and amounts of insurance we obtain vary depending on availability and cost. Some of our policies have large deductibles and broad exclusions, and our insurance providers may be unable or unwilling to pay a claim. Losses not covered by insurance may be large, which could harm our results of operations and financial condition.
Our business and those of our suppliers and customers may also be subject to climate-related laws, regulations and lawsuits. New or proposed regulations relating to carbon taxes, fuel or energy taxes, pollution limits, sustainability-related disclosure and governance and supply chain governance could result in greater direct costs, including costs associated with changes to manufacturing processes or the procurement of raw materials used in manufacturing processes, increased capital expenditures to improve facilities and equipment, and higher compliance and energy costs to reduce emissions, other compliance costs, as well as greater indirect costs resulting from our customers and/or suppliers incurring additional compliance costs that are passed on to us. These costs and restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter our operations and product design activities.
Stakeholder groups may find us insufficiently responsive to the implications of climate change, and therefore we may face legal action or reputational harm. We may not achieve our stated sustainability-related goals, which could harm our reputation, or we may incur additional, unexpected costs to achieve such goals. We may also experience contractual disputes due to supply chain delays arising from climate change-related disruptions, which could result in increased litigation and costs.
We also face risks related to business trends that may be influenced by climate change concerns. Our business could be negatively impacted by concerns around the high absolute energy requirements of our GPUs, despite their much more energy efficient design and operation relative to alternative computing platforms.
We may not be able to realize the potential benefits of business investments or acquisitions, and we may not be able to successfully integrate acquired companies, which could hurt our ability to grow our business, develop new products or sell our products.
We have acquired and invested and may continue to do so in businesses that offer products, services and technologies that we believe will help expand or enhance our strategic objectives. Acquisitions or investments involve significant challenges and risks and could impair our ability to grow our business, develop new products or sell our products and ultimately could have a negative impact on our financial results. If we pursue a particular transaction, we may limit our ability to enter into other transactions that could help us achieve our other strategic objectives. If we are unable to timely complete acquisitions, including due to delays and challenges in obtaining regulatory approvals, we may be unable to pursue other transactions, we may not be able to retain critical talent from the target company, technology may evolve and make the acquisition less attractive, and other changes can take place, which could reduce the anticipated benefits of the transaction and negatively impact our business. Regulators could also impose conditions that reduce the ultimate value of our acquisitions. In addition, to the extent that our perceived ability to consummate acquisitions has been harmed, future acquisitions may be more difficult, complex or expensive. Further, our investments in publicly traded companies could create volatility in our results and may generate losses up to the value of the investment. In addition, we have invested and may continue to invest in private companies to further our strategic objectives and to support certain key business initiatives. These companies can include early-stage companies still defining their strategic direction. Many of the instruments in which we invest are non-marketable and illiquid at the time of our initial investment, and we are not always able to achieve a return. To the extent any of the companies in which we invest are not successful, we could recognize an impairment and/or lose all or part of our investment. Our investment portfolio contains industry sector concentration risks, and a decline in any one or multiple industry sectors could increase our impairment losses. We face additional risks related to acquisitions and strategic investments, including the diversion of capital and other resources, including management’s attention; difficulty in realizing a satisfactory return and uncertainties to realize the benefits of an acquisition or strategic investment, if at all; difficulty or inability in obtaining governmental, regulatory approval or restrictions or other consents and approvals or financing; legal proceedings initiated as a result of an acquisition or investment; and potential failure of our due diligence processes to identify significant issues with the assets or company in which we are investing or are acquiring.
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
We receive a significant amount of our revenue from a limited number of partners and distributors and we have a concentration of sales to customers who purchase directly or indirectly from us, and our revenue could be adversely affected if we lose or are prevented from selling to any of these customers.
We receive a significant amount of our revenue from a limited number of customers within our distribution and partner network. Sales to one customer, Customer A, represented 13% of total revenue for fiscal year 2024, which was attributable to the Compute & Networking segment. With several of these channel partners, we are selling multiple products and systems in our portfolio through their channels. Our operating results depend on sales within our partner network, as well as the ability of these partners to sell products that incorporate our processors. In the future, these partners may decide to purchase fewer products, not to incorporate our products into their ecosystem, or to alter their purchasing patterns in some other way. Because most of our sales are made on a purchase order basis, our customers can generally cancel, change or delay product purchase commitments with little notice to us and without penalty. Our partners or customers may develop their own solutions; our customers may purchase products from our competitors; and our partners may discontinue sales or lose market share in the markets for which they purchase our products, all of which may alter partners’ or customers’ purchasing patterns. Many of our customers often do not purchase directly from us but purchase through multiple OEMs, ODMs, system integrators, distributors and other channel partners. One indirect customer which primarily purchases our products through system integrators and distributors, including through Customer A, is estimated to have represented approximately 19% of total revenue for fiscal year 2024, attributable to the

Compute & Networking segment. If end demand increases or our finished goods supply availability is concentrated near a quarter end, the system integrators, distributors and channel partners may have limited ability to increase their credit, which could impact the timing and amount of our revenue. The loss of any of our large customers, a significant reduction in purchases by them, our inability to sell to a customer due to U.S. or other countries’ trade restrictions or any difficulties in collecting accounts receivable would likely harm our financial condition and results of operations.
If we are unable to attract, retain and motivate our executives and key employees, our business may be harmed.
To be competitive and execute our business strategy successfully, we must attract, retain and motivate our executives and key employees and recruit and develop capable and diverse talent. Labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation and workforce participation rates. Changes in immigration and work permit regulations or in their administration or interpretation could impair our ability to attract and retain qualified employees. Competition for personnel results in increased costs in the form of cash and stock-based compensation, and in times of stock price volatility, as we have experienced in the past and may experience in the future, the retentive value of our stock-based compensation may decrease. Additionally, we are highly dependent on the services of our longstanding executive team. Failure to ensure effective succession planning, transfer of knowledge and smooth transitions involving executives and key employees could hinder our strategic planning and execution and long-term success.
Our business is dependent upon the proper functioning of our business processes and information systems and modification or interruption of such systems may disrupt our business, and internal controls.
We rely upon internal processes and information systems to support key business functions, including our assessment of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. The efficient operation and scalability of these processes and systems is critical to support our growth. We continue to design and implement updated accounting functionality related to a new enterprise resource planning, or ERP, system. Any ERP system implementation may introduce problems, such as quality issues or programming errors, that could have an impact on our continued ability to successfully operate our business or to timely and accurately report our financial results. These changes may be costly and disruptive to our operations and could impose substantial demands on management time. Failure to implement new or updated controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.
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
Our operating results have in the past fluctuated and may continue to fluctuate due to numerous of these risk factors. Therefore, investors should not rely on our past results of operations as an indication of our future performance. Additional factors that could affect our results of operations include, but are not limited to:
•our ability to adjust spending due to the multi-year development cycle for some of our products and services;
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
Any of the factors discussed above could prevent us from achieving our anticipated financial results. For example, we have granted and may continue to grant extended payment terms to some customers, particularly during macroeconomic downturns, which could impact our ability to collect payment. Our vendors have requested and may continue to ask for shorter payment terms, which may impact our cash flow generation. These arrangements reduce the cash we have available for general business operations. In addition, the pace of growth in our operating expenses and investments may lag our revenue growth, creating volatility or periods where profitability levels may not be sustainable. Failure to meet our expectations or the expectations of our investors or security analysts is likely to cause our stock price to decline, as it has in the past, or experience substantial price volatility.

Risks Related to Regulatory, Legal, Our Stock and Other Matters
Our operations could be affected by the complex laws, rules and regulations to which our business is subject, and political and other actions may adversely impact our business.
We are subject to laws and regulations domestically and worldwide, affecting our operations in areas including, but not limited to, IP ownership and infringement; taxes; import and export requirements and tariffs; anti-corruption, including the Foreign Corrupt Practices Act; business acquisitions; foreign exchange controls and cash repatriation restrictions; data privacy requirements; competition and antitrust; advertising; employment; product regulations; cybersecurity; environmental, health, and safety requirements; the responsible use of AI; sustainability; cryptocurrency; and consumer laws. Compliance with such requirements can be onerous and expensive, could impact our competitive position, and may negatively impact our business operations and ability to manufacture and ship our products. There can be no assurance that our employees, contractors, suppliers, customers or agents will not violate applicable laws or the policies, controls, and procedures that we have designed to help ensure compliance with such laws, and violations could result in fines, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Changes to the laws, rules and regulations to which we are subject, or changes to their interpretation and enforcement, could lead to materially greater compliance and other costs and/or further restrictions on our ability to manufacture and supply our products and operate our business. For example, we may face increased compliance costs as a result of changes or increases in antitrust legislation, regulation, administrative rule making, increased focus from regulators on cybersecurity vulnerabilities and risks. Our position in markets relating to AI has led to increased interest in our business from regulators worldwide, including the European Union, the United States, the United Kingdom and China. For example, the French Competition Authority collected information from us regarding our business and competition in the graphics card and cloud service provider market as part of an ongoing inquiry into competition in those markets. We have also received requests for information from regulators in the European Union, the United Kingdom, and China regarding our sales of GPUs, our efforts to allocate supply, foundation models and our investments, partnerships and other agreements with companies developing foundation models, and we expect to receive additional requests for information in the future. Governments and regulators are considering imposing restrictions on the hardware, software, and systems used to develop frontier foundation models and generative AI. If implemented, such restrictions could increase the costs and burdens to us and our customers, delay or halt deployment of new systems using our products, and reduce the number of new entrants and customers, negatively impacting our business and financial results. Revisions to laws or regulations or their interpretation and enforcement could also result in increased taxation, trade sanctions, the imposition of or increase to import duties or tariffs, restrictions and controls on imports or exports, or other retaliatory actions, which could have an adverse effect on our business plans or impact the timing of our shipments. Additionally, changes in the public perception of governments in the regions where we operate or plan to operate could negatively impact our business and results of operations.
Government actions, including trade protection and national and economic security policies of U.S. and foreign government bodies, such as tariffs, import or export regulations, including deemed export restrictions and restrictions on the activities of U.S. persons, trade and economic sanctions, decrees, quotas or other trade barriers and restrictions could affect our ability to ship products, provide services to our customers and employees, do business without an export license with entities on the U.S. Department of Commerce’s U.S. Entity List or other USG restricted parties lists (which is expected to change from time to time), and generally fulfill our contractual obligations and have a material adverse effect on our business. If we were ever found to have violated export control laws or sanctions of the U.S. or similar applicable non-U.S. laws, even if the violation occurred without our knowledge, we may be subject to various penalties available under the laws, any of which could have a material and adverse impact on our business, operating results and financial condition.
For example, in response to the war in Ukraine, the United States and other jurisdictions imposed economic sanctions and export control measures which blocked the passage of our products, services and support into Russia, Belarus, and certain regions of Ukraine. In fiscal year 2023, we stopped direct sales to Russia and closed business operations in Russia. Concurrently, the war in Ukraine has impacted sales in EMEA and may continue to do so in the future.
The increasing focus on the risks and strategic importance of AI technologies has resulted in regulatory restrictions that target products and services capable of enabling or facilitating AI and may in the future result in additional restrictions impacting some or all of our product and service offerings.
Concerns regarding third-party use of AI for purposes contrary to local governmental interests, including concerns relating to the misuse of AI applications, models, and solutions, has resulted in and could in the future result in unilateral or multilateral restrictions on products that can be used for training, modifying, tuning, and deploying LLMs. Such restrictions have limited and could in the future limit the ability of downstream customers and users worldwide to acquire, deploy and use systems that include our products, software, and services, and negatively impact our business and financial results.
Such restrictions could include additional unilateral or multilateral export controls on certain products or technology, including but not limited to AI technologies. As geopolitical tensions have increased, semiconductors associated with AI, including GPUs and associated products, are increasingly the focus of export control restrictions proposed by stakeholders in the U.S. and its allies. The United States has imposed unilateral controls restricting GPUs and associated products, and it is likely that additional unilateral or multilateral controls will be adopted. Such controls have been and may again be very broad in scope and application, prohibit us from exporting our products to any or all customers in one or more markets, including but not limited to China, and could negatively impact our manufacturing, testing and warehousing locations and options, or could impose other conditions that limit our ability to serve demand abroad and could negatively and materially impact our business, revenue and financial results. Export controls targeting GPUs and semiconductors associated with AI, which have been imposed and are increasingly likely to be further tightened, would further restrict our ability to export our technology, products, or services even though competitors may not be subject to similar restrictions, creating a competitive disadvantage for us and negatively impacting our business and financial results. Export controls targeting GPUs and semiconductors associated with AI have subjected and may in the future subject downstream users of our products to additional restrictions on the use, resale, repair, or transfer of our products, negatively impacting our business and financial results. Controls could negatively impact our cost and/or ability to provide services such as NVIDIA AI cloud services and could impact the cost and/or ability for our cloud service providers and customers to provide services to their end customers, even outside China.
Export controls could disrupt our supply chain and distribution channels, negatively impacting our ability to serve demand, including in markets outside China and for our gaming products. The possibility of additional export controls has negatively impacted and may in the future negatively impact demand for our products, benefiting competitors that offer alternatives less likely to be restricted by further controls. Repeated changes in the export control rules are likely to impose compliance burdens on our business and our customers, negatively and materially impacting our business.
Increasing use of economic sanctions and export controls has impacted and may in the future impact demand for our products or services, negatively impacting our business and financial results. Reduced demand due to export controls could also lead to excess inventory or cause us to incur related supply charges. Additional unilateral or multilateral controls are also likely to include deemed export control limitations that negatively impact the ability of our research and development teams to execute our roadmap or other objectives in a timely manner. Additional export restrictions may not only impact our ability to serve overseas markets, but also provoke responses from foreign governments, including China, that negatively impact our supply chain or our ability to provide our products and services to customers in all markets worldwide, which could also substantially reduce our revenue. Regulators in China have inquired about our sales and efforts to supply the China market and our fulfillment of the commitments we entered at the close of our Mellanox acquisition. If the regulators conclude that we have failed to fulfill such commitments or we have violated any applicable law in China, we could be subject to various penalties or restrictions on our ability to conduct our business, any of which could have a material and adverse impact on our business, operating results and financial condition.
During the third quarter of fiscal year 2023, the USG announced export restrictions and export licensing requirements targeting China’s semiconductor and supercomputing industries. These restrictions impact exports of certain chips, as well as software, hardware, equipment and technology used to develop, produce and manufacture certain chips to China (including Hong Kong and Macau) and Russia, and specifically impact our A100 and H100 integrated circuits, DGX or any other systems or boards which incorporate A100 or H100 integrated circuits. The licensing requirements also apply to any future NVIDIA integrated circuit achieving certain peak performance and chip-to-chip I/O performance thresholds, as well as any system or board that includes those circuits. There are also now licensing requirements to export a wide array of products, including networking products, destined for certain end users and for certain end uses in China. During the second quarter of fiscal year 2024, the USG also informed us of an additional licensing requirement for a subset of A100 and H100 products destined to certain customers and other regions, including some countries in the Middle East.
In October 2023, the USG announced new and updated licensing requirements that became effective in our fourth quarter of fiscal year 2024 for exports to China and Country Groups D1, D4, and D5 (including but not limited to, Saudi Arabia, the United Arab Emirates, and Vietnam, but excluding Israel) of our products exceeding certain performance thresholds, including A100, A800, H100, H800, L4, L40, L40S and RTX 4090. The licensing requirements also apply to the export of products exceeding certain performance thresholds to a party headquartered in, or with an ultimate parent headquartered in, Country Group D5, including China. On October 23, 2023, the USG informed us that the licensing requirements were effective immediately for shipments of our A100, A800, H100, H800, and L40S products. We have not received licenses to ship these restricted products to China.
Following these export controls, we transitioned some operations, including certain testing, validation, and supply and distribution operations out of China and Hong Kong. Any future transitions could be costly and time consuming, and adversely affect our research and development and supply and distribution operations, as well as our revenue, during any such transition period. We are working to expand our Data Center product portfolio to offer new solutions, including those for which the USG does not require a license or advance notice before each shipment. To the extent that a customer requires products covered by the licensing requirements, we may seek a license for the customer. However, the licensing process is time-consuming. We have no assurance that the USG will grant such a license or that the USG will act on the license application in a timely manner or at all. Even if a license is offered, it may impose burdensome conditions that we or our customer or end users cannot or decide not to accept. The USG is evaluating license requests in a closed process that does not have clear standards or an opportunity for review. For example, the Notified Advanced Computing, or “NAC,” process has not resulted in approvals for exports of products to customers in China. The license process for exports to D1 and D4 countries has been time-consuming and resulted in license conditions for countries outside China. The requirements have a disproportionate impact on NVIDIA and already have disadvantaged and may in the future disadvantage NVIDIA against certain of our competitors who sell products that are not subject to the new restrictions or may be able to acquire licenses for their products.
Management of these new licenses and other requirements is complicated and time consuming. Our competitive position has been harmed, and our competitive position and future results may be further harmed, over the long-term, if there are further changes in the USG’s export controls, including further expansion of the geographic, customer, or product scope of the controls, if customers purchase product from competitors, if customers develop their own internal solution, if we are unable to provide contractual warranty or other extended service obligations, if the USG does not grant licenses in a timely manner or denies licenses to significant customers or if we incur significant transition costs. Even if the USG grants any requested licenses, the licenses may be temporary or impose burdensome conditions that we or our customers or end users cannot or choose not to fulfill. The licensing requirements may benefit certain of our competitors, as the licensing process will make our pre-sale and post-sale technical support efforts more cumbersome and less certain and encourage customers in China to pursue alternatives to our products, including semiconductor suppliers based in China, Europe, and Israel.
Given the increasing strategic importance of AI and rising geopolitical tensions, the USG has changed and may again change the export control rules at any time and further subject a wider range of our products to export restrictions and licensing requirements, negatively impacting our business and financial results. In the event of such change, we may be unable to sell our inventory of such products and may be unable to develop replacement products not subject to the licensing requirements, effectively excluding us from all or part of the China market, as well as other impacted markets, including the Middle East. For example, the USG has already imposed conditions to limit the ability of foreign firms to create and offer as a service large-scale GPU clusters, for example by imposing license conditions on the use of products to be exported to certain countries, or by requiring chip tracking and throttling mechanisms that would disable or impair GPUs if certain system or use conditions are detected. The USG has already imposed export controls restricting certain gaming GPUs, and if the USG expands such controls to restrict additional gaming products, it may disrupt a significant portion of our supply and distribution chain and negatively impact sales of such products to markets outside China, including the U.S. and Europe. Export controls may disrupt our supply and distribution chain for a substantial portion of our products, which are warehoused in and distributed from Hong Kong. Export controls restricting our ability to sell datacenter GPUs may also negatively impact demand for our networking products used in servers containing our GPUs. The USG may also impose export controls on our networking products, such as high-speed network interconnects, to limit the ability of downstream parties to create large clusters for frontier model training. Any new control that impacts a wider range of our products would likely have a disproportionate impact on NVIDIA and may disadvantage us against certain of our competitors that sell chips that are outside the scope of such control. Excessive or shifting export controls have already and may in the future encourage customers outside China and other impacted regions to “design-out” certain U.S. semiconductors from their products to reduce the compliance burden and risk, and to ensure that they are able to serve markets worldwide. Excessive or shifting export controls have already encouraged and may in the future encourage overseas governments to request that our customers purchase from our competitors rather than NVIDIA or other U.S. firms, harming our business, market position, and financial results. As a result, excessive or shifting export controls may negatively impact demand for our products and services not only in China, but also in other markets, such as Europe, Latin America, and Southeast Asia. Excessive or shifting export controls increase the risk of investing in U.S. advanced semiconductor products, because by the time a new product is ready for market, it may be subject to new unilateral export controls restricting its sale. At the same time, such controls may increase investment in foreign competitors, which would be less likely to be restricted by U.S. controls.
Additionally, restrictions imposed by the Chinese government on the duration of gaming activities and access to games may adversely affect our Gaming revenue, and increased oversight of digital platform companies may adversely affect our Data Center revenue. The Chinese government may impose restrictions on the sale to certain customers of our products, or any products containing components made by our partners and suppliers. For example, the Chinese government announced restrictions relating to certain sales of products containing certain products made by Micron, a supplier of ours. Further restrictions on our products or the products of our suppliers could negatively impact our business and financial results.
Finally, our business depends on our ability to receive consistent and reliable supply from our overseas partners, especially in Taiwan. Any new restrictions that negatively impact our ability to receive supply of components, parts, or services from Taiwan, would negatively impact our business and financial results.
Increased scrutiny from shareholders, regulators and others regarding our corporate sustainability practices could result in additional costs or risks and adversely impact our reputation and willingness of customers and suppliers to do business with us.
Shareholder advocacy groups, certain investment funds, other market participants, shareholders, customers and government regulators have focused increasingly on corporate sustainability practices and disclosures, including those associated with climate change and human rights. Stakeholders may not be satisfied with our corporate sustainability practices and goals or the speed of their adoption. Further, there is an increasing number of state-level initiatives in the U.S. that may conflict with other regulatory requirements or our various stakeholders’ expectations. Additionally, our corporate sustainability practices, oversight of our practices or disclosure controls may not meet evolving shareholder, regulator or other industry stakeholder expectations, or we may fail to meet corporate sustainability disclosure or reporting standards. We could also incur additional costs and require additional resources to monitor, report, and comply with various corporate sustainability practices, choose not to conduct business with potential customers, or discontinue or not expand business with existing customers due to our policies. These factors may negatively harm our brand, reputation and business activities or expose us to liability.
Issues relating to the responsible use of our technologies, including AI in our offerings, may result in reputational or financial harm and liability.
Concerns relating to the responsible use of new and evolving technologies, such as AI, in our products and services may result in reputational or financial harm and liability and may cause us to incur costs to resolve such issues. We are increasingly building AI capabilities and protections into many of our products and services, and we also offer stand-alone AI applications. AI poses emerging legal, social, and ethical issues and presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences, infringe copyright or rights of publicity, or are controversial because of their impact on human rights, privacy, employment or other social, economic or political issues, or if we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI models and systems offered through our sales channels, we may experience brand or reputational harm, competitive harm or legal liability. Complying with multiple regulations from different jurisdictions related to AI could increase our cost of doing business, may change the way that we operate in certain jurisdictions, or may impede our ability to offer certain products and services in certain jurisdictions if we are unable to comply with regulations. Compliance with existing and proposed government regulation of AI, including in jurisdictions such as the European Union as well as under any U.S. regulation adopted in response to the Biden administration’s Executive Order on AI, may also increase the cost of related research and development, and create additional reporting and/or transparency requirements. For example, regulation adopted in response to the Executive Order on AI could require us to notify the USG of certain safety test results and other information. Furthermore, changes in AI-related regulation could disproportionately impact and disadvantage us and require us to change our business practices, which may negatively impact our financial results. Our failure to adequately address concerns and regulations relating to the responsible use of AI by us or others could undermine public confidence in AI and slow adoption of AI in our products and services or cause reputational or financial harm.
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
We may commence legal proceedings to protect our IP rights, which may increase our operating expenses. We could be subject to countersuits as a result. If infringement claims are made against us or our products are found to infringe a third party’s IP, we or one of our indemnitees may have to seek a license to the third party’s IP rights. If we or one of our indemnitees is unable to obtain such a license on acceptable terms or at all, we could be subject to substantial liabilities or have to suspend or discontinue the manufacture and sale of one or more of our products. We may also have to make royalty or other payments or cross license our technology. If these arrangements are not concluded on commercially reasonable terms, our business could be negatively impacted. Furthermore, the indemnification of a customer or other indemnitee may increase our operating expenses and negatively impact our operating results.
We rely on patents, trademarks, trade secrets, employee and third-party nondisclosure agreements, licensing arrangements and the laws of the countries in which we operate to protect our IP. Foreign laws may not protect our products or IP rights to the same extent as United States law. This makes the possibility of piracy of our technology and products more likely. The theft or unauthorized use or publication of our trade secrets and other confidential information could harm our competitive position and reduce acceptance of our products; as a result, the value of our investment in research and development, product development and marketing could be reduced. We also may face risks to our IP if our employees are hired by competitors. We continuously assess whether and where to seek formal protection for existing and new innovations and technologies but cannot be certain whether our applications for such protections will be approved, and, if approved, whether they will be enforceable.
We are subject to stringent and changing data privacy and security laws, rules, regulations and other obligations. These areas could damage our reputation, deter current and potential customers, affect our product design, or result in legal or regulatory proceedings and liability.
We process sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations, industry standards, external and internal policies, contracts and other obligations that govern the processing of such data by us and on our behalf. Concerns about our practices or the ultimate use of our products and services with regard to the collection, use, retention, security or disclosure of personal information or other privacy-related matters, including for use in AI, even if unfounded, could damage our reputation and adversely affect our operating results. The theft, loss or misuse of personal data in our possession or by one of our partners could result in damage to our reputation, regulatory proceedings, disruption of our business activities or increased security costs and costs related to defending legal claims.
In the United States, federal, state and local authorities have enacted numerous data privacy and security laws, including for data breach notification, personal data privacy and consumer protection. In the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or CPRA, or collectively the CCPA, gives California residents the right to access, delete and opt-out of certain sharing of their personal information, and to receive detailed information about how it is used and shared. The CCPA provides for fines of up to $7,500 per intentional violation and the law created a private right of action for certain data breaches. Similar laws are being considered in several other states, as well as at the federal and local levels. Additionally, several states and localities have enacted measures related to the use of artificial intelligence and machine learning in products and services. If we become subject to additional data privacy laws, the risk of enforcement action against us could increase.
Worldwide regulatory authorities are also considering and have approved various legislative proposals concerning data protection. The European Union adopted the General Data Protection Regulation, or GDPR, and the United Kingdom similarly adopted the U.K. GDPR, governing the strict handling of personal data of persons within the European Economic Area, or EEA, and the United Kingdom, respectively, including its use and protection and the ability of persons whose data is stored to access, correct, and delete such data about themselves. If we are found not to comply, we could be subject to penalties of up to €20 million or 4% of worldwide revenue, whichever is greater, and classes of individuals or consumer protection organizations may initiate litigation related to our processing of their personal data. Furthermore, the EU AI Act could impose onerous obligations that may disproportionately impact and disadvantage us and require us to change our business practices.
In the ordinary course of business, we may transfer personal data from Europe, China, and other jurisdictions to the United States or other countries. Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, the GDPR generally restricts the transfer of personal data to countries outside of the EEA. The European Commission released a set of “Standard Contractual Clauses” designed for entities to validly transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection, including the United States. Additionally, the U.K.’s International Data Transfer Agreement / Addendum, as well as the EU-U.S. Data Privacy Framework and the U.K. extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework) are mechanisms that may be used to transfer personal data from the EEA and U.K. to the United States. However, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. Other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which would increase the cost and complexity of doing business and could result in fines from regulators. For example, China’s law imposes various requirements relating to data processing and data localization. Data broadly defined as important under China’s law, including personal data, may not be transferable outside of China without prior assessment and approval by the Cyberspace Administration of China, or CAC. Compliance with these requirements, including CAC assessments and any deemed failures of such assessments, could cause us to incur liability, prevent us from using data collected in China or impact our ability to transfer data outside of China. The inability to import personal data to the United States could significantly and negatively impact our business operations, limit our ability to collaborate with parties that are subject to European, China and other data privacy and security laws, or require us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations, which could negatively impact our business.
We may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful or may be claimed to be non-compliant. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We sometimes host personal data in collaboration with our customers, and if a breach exposed or altered that personal data, it could harm those customer relationships and subject us to litigation, regulatory action, or fines. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Data protection laws around the world are quickly changing and may be interpreted and applied in an increasingly stringent fashion and in a manner that is inconsistent with our data practices. These obligations may affect our product design and necessitate changes to our information technologies, systems and practices and to those of any third parties that process personal data on our behalf. Despite our efforts, we or third parties we rely upon may fail to comply with such obligations. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences, including but not limited to, government enforcement actions, litigation, additional reporting requirements and/or oversight, bans on processing personal data, and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition.
We may have exposure to additional tax liabilities and our operating results may be adversely impacted by changes in tax laws, higher than expected tax rates and other tax-related factors.
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
Further, changes in tax laws or their interpretation by tax authorities in the U.S. or foreign jurisdictions could increase our future tax liability or cause other adverse tax impacts, which may materially impact our results of operations, or the way we conduct our business. Most of our income is taxable in the United States, with a significant portion qualifying for preferential treatment as foreign-derived intangible income, or FDII. If U.S. tax rates increase or the FDII deduction is reduced, our provision for income taxes, results of operations, net income and cash flows would be adversely affected. In addition, changes in the tax laws of foreign jurisdictions could arise as a result of global implementation of the Inclusive Framework on Base Erosion and Profit Shifting and Pillar Two Model Rules announced by The Organization for Economic Cooperation and Development, or OECD. These and other changes in the foreign tax laws, as adopted by countries, may increase tax uncertainty and adversely affect our provision for income taxes, results of operations, and financial condition.
Our future effective tax rate may also be affected by a variety of factors, including changes in our business or statutory rates, the mix of earnings in countries with differing statutory tax rates, available tax incentives, credits and deductions, the expiration of statutes of limitations, changes in accounting principles, adjustments to income taxes upon finalization of tax returns, increases in expenses not deductible for tax purposes, the estimates of our deferred tax assets and liabilities and deferred tax asset valuation allowances, changing interpretation of existing laws or regulations, the impact of accounting for business combinations, as well as changes in the domestic or international organization of our business and structure. Furthermore, the tax effects of accounting for stock-based compensation and volatility in our stock price may significantly impact our effective tax rate in the period in which they occur. A decline in our stock price may result in reduced future tax benefits from stock-based compensation, increase our effective tax rate and adversely affect our financial results.
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
As of January 28, 2024, we had net outstanding a total of $9.7 billion in notes due by 2060. As each series of senior notes matures, unless redeemed or repurchased, we must repay or refinance the notes. If we decide to refinance, we may receive less favorable terms, or we may be unable to refinance at all, which may adversely affect our financial condition. We also have a $575 million commercial paper program.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Risk management and strategy
We have in place certain infrastructure, systems, policies, and procedures that are designed to proactively and reactively address circumstances that arise when unexpected events such as a cybersecurity incident occur. These include processes for assessing, identifying, and managing material risks from cybersecurity threats. Our information security management program generally follows processes outlined in frameworks such as the ISO 27001 international standard for Information Security and we evaluate and evolve our security measures as appropriate. We consult with external parties, such as cybersecurity firms and risk management and governance experts, on risk management and strategy.
Identifying, assessing, and managing cybersecurity risk is integrated into our overall risk management systems and processes, and we have in place cybersecurity and data privacy training and policies designed to (a) respond to new requirements in global privacy laws and (b) prevent, detect, respond to, mitigate and recover from identified and significant cybersecurity threats.
We also have a vendor risk assessment process consisting of the distribution and review of supplier questionnaires designed to help us evaluate cybersecurity risks that we may encounter when working with third parties that have access to confidential and other sensitive company information. We take steps designed to ensure that such vendors have implemented data privacy and security controls that help mitigate the cybersecurity risks associated with these vendors. We routinely assess our high-risk suppliers’ conformance to industry standards (e.g., ISO 27001, ISO 28001, and C-TPAT), and we evaluate them for additional information, product, and physical security requirements.
Refer to “Item 1A. Risk factors” in this annual report on Form 10-K for additional information about cybersecurity-related risks.
Governance
Information security matters, including managing and assessing risks from cybersecurity threats, remain under the oversight of the Company’s Board of Directors, or the Board. The Audit Committee of the Board, or the Audit Committee, also reviews the adequacy and effectiveness of the Company’s information security policies and practices and the internal controls regarding information security risks. The Audit Committee receives regular information security updates from management, including our Chief Security Officer and members of our security team. The Board also receives annual reports on information security matters from our Chief Security Officer and members of our security team.
Our security efforts are managed by a team of executive cybersecurity, IT, engineering, operations, and legal professionals. We have established a cross-functional leadership team, consisting of executive-level leaders, that meets regularly to review cybersecurity matters and evaluate emerging threats. With oversight and guidance provided by the cross-functional leadership team, our information security teams refine our practices to address emerging security risks and changes in regulations. Our executive-level leadership team also participates in cybersecurity incident response efforts by engaging with the incident response team and helping direct the company’s response to and assessment of certain cybersecurity incidents.
We have designated a Chief Security Officer that reports to our Senior Vice President of Software Engineering to manage our assessment and management of material risks from cybersecurity threats. Our Chief Security Officer’s cybersecurity expertise includes over 17 years of combined government and private sector assignments.

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
Item 4. Mine Safety Disclosures
Not applicable.
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Select Market under the symbol NVDA. Public trading of our common stock began on January 22, 1999. Prior to that, there was no public market for our common stock. As of February 16, 2024, we had approximately 382 registered shareholders, not including those shares held in street or nominee name.
Issuer Purchases of Equity Securities
In August 2023, our Board of Directors approved an increase to our share repurchase program of an additional $25.0 billion, without expiration. During fiscal year 2024, we repurchased 21 million shares of our common stock for $9.7 billion. As of January 28, 2024, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $22.5 billion.
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
In fiscal year 2024, we paid $395 million in quarterly cash dividends. Our cash dividend program and the payment of future cash dividends under that program are subject to our Board of Directors' continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.
The following table presents details of our share repurchase transactions during the fourth quarter of fiscal year 2024:

Period	Total Number of Shares Purchased (In millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (In millions)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In billions)
October 30, 2023 - November 26, 2023	0.9	$464.39	0.9	$24.8
November 27, 2023 - December 24, 2023	1.1	$477.26	1.1	$24.3
December 25, 2023 - January 28, 2024	3.3	$540.85	3.3	$22.5
Total	5.3		5.3
From January 29, 2024 to February 16, 2024, we repurchased 2.8 million shares for $1.9 billion pursuant to a Rule 10b5-1 trading plan.
Restricted Stock Unit Share Withholding
We withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of RSU awards under our employee equity incentive program. During fiscal year 2024, we withheld approximately 7 million shares for a total value of $2.8 billion through net share settlements. Refer to Note 4 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion regarding our equity incentive plans.
Stock Performance Graphs
The following graph compares the cumulative total shareholder return for our common stock, the S&P 500 Index, and the Nasdaq 100 Index for the five years ended January 28, 2024. The graph assumes that $100 was invested on January 27, 2019 in our common stock and in each of the S&P 500 Index and the Nasdaq 100 Index. Our common stock is a component of each of the presented indices. Total return assumes reinvestment of dividends in each of the indices indicated. Total return is based on historical results and is not intended to indicate future performance.

Comparison of 5 Year Cumulative Total Return*
Among NVIDIA Corporation, the S&P 500 Index, and the Nasdaq 100 Index
1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
01/27/19
01/26/20
01/31/21
01/30/22
01/29/23
01/28/24
NVIDIA Corporation
S&P 500
Nasdaq 100

*$100 invested on 1/27/19 in stock and in indices, including reinvestment of dividends.
Source: FactSet financial data and analytics.

	1/27/2019	1/26/2020	1/31/2021	1/30/2022	1/29/2023	1/28/2024
NVIDIA Corporation	$100.00	$157.02	$326.26	$574.15	$512.40	$1,536.28
S&P 500	$100.00	$126.17	$144.83	$175.25	$163.63	$199.83
Nasdaq 100	$100.00	$136.15	$194.20	$218.68	$185.67	$268.13
Item 6. [Reserved]

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
Overview
Our Company and Our Businesses
NVIDIA pioneered accelerated computing to help solve the most challenging computational problems. Since our original focus on PC graphics, we have expanded to several other large and important computationally intensive fields. NVIDIA has leveraged its GPU architecture to create platforms for accelerated computing, AI solutions, scientific computing, data science, AV, robotics, metaverse and 3D internet applications.
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
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Recent Developments, Future Objectives and Challenges
Demand and Supply, Product Transitions, and New Products and Business Models
Demand for our data center systems and products surged in fiscal year 2024. Entering fiscal year 2025, we are gathering customer demand indications across several product transitions. We have demand visibility for our new data center products ramping later in fiscal year 2025. We have increased our supply and capacity purchases with existing suppliers, added new vendors and entered into prepaid manufacturing and capacity agreements. These increased purchase volumes, the number of suppliers, and the integration of new vendors into our supply chain may create more complexity and execution risk. Our purchase commitments and obligations for inventory and manufacturing capacity at the end of fiscal year 2024 were impacted by shortening lead times for certain components. We may continue to enter into new supplier and capacity arrangements. Supply of Hopper architecture products is improving, and demand remains very strong. We expect our next-generation products to be supply-constrained based upon demand indications. We may incur inventory provisions or impairments if our inventory or supply or capacity commitments exceed demand for our products or demand declines.
We build finished products and maintain inventory in advance of anticipated demand. While we have entered into long-term supply and capacity commitments, we may not be able to secure sufficient commitments for capacity to address our business needs, or our long-term demand expectations may change. These risks may increase as we shorten our product development cycles, enter new lines of business, or integrate new suppliers or components into our supply chain, creating additional supply chain complexity.
Product transitions are complex as we often ship both new and prior architecture products simultaneously and we and our channel partners prepare to ship and support new products. Due to our product introduction cycles, we are almost always in various stages of transitioning the architecture of our Data Center, Professional Visualization, and Gaming products. We will have a broader and faster Data Center product launch cadence to meet a growing and diverse set of AI opportunities. The increased frequency of these transitions may magnify the challenges associated with managing our supply and demand due to manufacturing lead times. Qualification time for new products, customers anticipating product transitions and channel partners reducing channel inventory of prior architectures ahead of new product introductions can create reductions or volatility in our revenue. The increasing frequency and complexity of newly introduced products could result in quality or production issues that could increase inventory provisions, warranty or other costs or result in product delays. Deployment of new products to customers creates additional challenges due to the complexity of our technologies, which has impacted and may in the future impact the timing of customer purchases or otherwise impact our demand. While we have managed prior product transitions and have previously sold multiple product architectures at the same time, these transitions are difficult, may impair our ability to predict demand and impact our supply mix, and we may incur additional costs.
We build technology and introduce products for new and innovative use cases and applications such as our NVIDIA DGX Cloud services, Omniverse platform, LLMs, and generative AI models. Our demand estimates for new use cases, applications, and services can be incorrect and create volatility in our revenue or supply levels, and we may not be able to generate significant revenue from these use cases, applications, and services. Recent technologies, such as generative AI models, have emerged, and while they have driven increased demand for Data Center, the long-term trajectory is unknown.

Global Trade
During the third quarter of fiscal year 2023, the USG, announced licensing requirements that, with certain exceptions, impact exports to China (including Hong Kong and Macau) and Russia of our A100 and H100 integrated circuits, DGX or any other systems or boards which incorporate A100 or H100 integrated circuits.
In July 2023, the USG informed us of an additional licensing requirement for a subset of A100 and H100 products destined to certain customers and other regions, including some countries in the Middle East.
In October 2023, the USG announced new and updated licensing requirements that became effective in our fourth quarter of fiscal year 2024 for exports to China and Country Groups D1, D4, and D5 (including but not limited to Saudi Arabia, the United Arab Emirates, and Vietnam, but excluding Israel) of our products exceeding certain performance thresholds, including A100, A800, H100, H800, L4, L40, L40S and RTX 4090. The licensing requirements also apply to the export of products exceeding certain performance thresholds to a party headquartered in, or with an ultimate parent headquartered in, Country Group D5, including China. On October 23, 2023, the USG informed us the licensing requirements were effective immediately for shipments of our A100, A800, H100, H800, and L40S products. Our sales to China decreased as a percentage of total Data Center revenue from 19% in fiscal year 2023 to 14% in fiscal year 2024.
We have not received licenses to ship these restricted products to China. We are working to expand our Data Center product portfolio to offer new solutions, including those for which the USG does not require a license or advance notice before each shipment. We have started to ship alternatives to the China market in small volumes. China represented a mid-single digit percentage of our Data Center revenue in the fourth quarter of fiscal year 2024 due to USG licensing requirements and we expect China to be in a similar range in the first quarter of fiscal year 2025. To the extent that a customer requires products covered by the licensing requirements, we may seek a license for the customer but have no assurance that the USG will grant such a license, or that the USG will act on the license application in a timely manner or at all.

Our competitive position has been harmed, and our competitive position and future results may be further harmed in the long term, if there are further changes in the USG’s export controls. Given the increasing strategic importance of AI and rising geopolitical tensions, the USG has changed and may again change the export control rules at any time and further subject a wider range of our products to export restrictions and licensing requirements, negatively impacting our business and financial results. In the event of such change, we may be unable to sell our inventory of such products and may be unable to develop replacement products not subject to the licensing requirements, effectively excluding us from all or part of the China market, as well as other impacted markets, including the Middle East.
While we work to enhance the resiliency and redundancy of our supply chain, which is currently concentrated in the Asia-Pacific region, new and existing export controls or changes to existing export controls could limit alternative manufacturing locations and negatively impact our business. Refer to “Item 1A. Risk Factors – Risks Related to Regulatory, Legal, Our Stock and Other Matters” for a discussion of this potential impact.
Macroeconomic Factors
Macroeconomic factors, including inflation, increased interest rates, capital market volatility, global supply chain constraints and global economic and geopolitical developments, may have direct and indirect impacts on our results of operations, particularly demand for our products. While difficult to isolate and quantify, these macroeconomic factors can also impact our supply chain and manufacturing costs, employee wages, costs for capital equipment and value of our investments. Our product and solution pricing generally does not fluctuate with short-term changes in our costs. Within our supply chain, we continuously manage product availability and costs with our vendors.
Israel and Hamas Conflict
We are monitoring the impact of the geopolitical conflict in and around Israel on our operations, including the health and safety of our approximately 3,700 employees in the region who primarily support the research and development, operations, and sales and marketing of our networking products. Our operating expenses in fiscal year 2024 include expenses for financial support to impacted employees and charitable activity. We believe our global supply chain for our networking products has not experienced any significant impact. Further, in connection with the conflict, a substantial number of our employees in the region have been called-up for active military duty in Israel. Accordingly, some of our employees in Israel have been absent for an extended period and they or others may continue to be absent, which may cause disruption to our product development or operations. We did not experience any significant impact or expense to our business; however, if the conflict is further extended, it could impact future product development, operations, and revenue or create other uncertainty for our business.

Fiscal Year 2024 Summary

	Year Ended
	Jan 28, 2024	Jan 29, 2023	Change

	($ in millions, except per share data)
Revenue	$60,922	$26,974	Up 126%
Gross margin	72.7%	56.9%	Up 15.8 pts
Operating expenses	$11,329	$11,132	Up 2%
Operating income	$32,972	$4,224	Up 681%
Net income	$29,760	$4,368	Up 581%
Net income per diluted share	$11.93	$1.74	Up 586%
We specialize in markets where our computing platforms can provide tremendous acceleration for applications. These platforms incorporate processors, interconnects, software, algorithms, systems, and services to deliver unique value. Our platforms address four large markets where our expertise is critical: Data Center, Gaming, Professional Visualization, and Automotive.
Revenue for fiscal year 2024 was $60.9 billion, up 126% from a year ago.
Data Center revenue for fiscal year 2024 was up 217%. Strong demand was driven by enterprise software and consumer internet applications, and multiple industry verticals including automotive, financial services, and healthcare. Customers across industry verticals access NVIDIA AI infrastructure both through the cloud and on-premises. Data Center compute revenue was up 244% in the fiscal year. Networking revenue was up 133% in the fiscal year.
Gaming revenue for fiscal year 2024 was up 15%. The increase reflects higher sell-in to partners following the normalization of channel inventory levels and growing demand.
Professional Visualization revenue for fiscal year 2024 was up 1%.
Automotive revenue for the fiscal year 2024 was up 21%. The increase primarily reflected growth in self-driving platforms.
Gross margin increased in fiscal year 2024, primarily driven by Data Center revenue growth and lower net inventory provisions as a percentage of revenue.
Operating expenses increased for fiscal year 2024, driven by growth in employees and compensation increases. Fiscal year 2023 also included a $1.4 billion acquisition termination charge related to the proposed Arm transaction.
Market Platform Highlights
Data Center revenue for fiscal year 2024 was $47.5 billion, up 217% from fiscal year 2023. In Data Center, we launched AI inference platforms that combine our full-stack inference software with NVIDIA Ada, NVIDIA Hopper and NVIDIA Grace Hopper processors optimized for generative AI, LLMs and other AI workloads. We introduced NVIDIA DGX Cloud and AI Foundations to help businesses create and operate custom large language models and generative AI models. As AV algorithms move to video transformers, and more cars are equipped with cameras, we expect NVIDIA’s automotive data center processing demand to grow significantly. We estimate that in fiscal year 2024, approximately 40% of Data Center revenue was for AI inference. In the fourth quarter of fiscal year 2024, large cloud providers represented more than half of our Data Center revenue, supporting both internal workloads and external customers. We announced NVIDIA Spectrum-X, an accelerated networking platform for AI.
Gaming revenue for fiscal year 2024 was $10.4 billion, up 15% from fiscal year 2023. In Gaming, we launched the GeForce RTX 4060 and 4070 GPUs based on the NVIDIA Ada Lovelace architecture. We announced NVIDIA Avatar Cloud Engine for Games, a custom AI model foundry service using AI-powered natural language interactions to transform games and launched DLSS 3.5 Ray Reconstruction. Additionally, we released TensorRT-LLM for Windows and launched GeForce RTX 40-Series SUPER GPUs. Gaming reached a milestone of 500 AI-powered RTX games and applications utilizing NVIDIA DLSS, ray tracing and other NVIDIA RTX technologies.
Professional Visualization revenue for fiscal year 2024 was $1.6 billion, up 1% from fiscal year 2023. In Professional Visualization, we announced new GPUs based on the NVIDIA RTX Ada Lovelace architecture, and announced NVIDIA Omniverse Cloud, a fully managed service running in Microsoft Azure, for the development and deployment of industrial metaverse applications.
Automotive revenue for fiscal year 2024 was $1.1 billion, up 21% from fiscal year 2023. In Automotive, we announced a partnership with MediaTek, which will develop mainstream automotive systems on chips for global OEMs integrating a new NVIDIA GPU chiplet IP for AI and graphics. We furthered our collaboration with Foxconn to develop next-generation electric vehicles, and announced further adoption of NVIDIA DRIVE platform with BYD, XPENG, GWM, Li Auto, ZEEKR and Xiaomi.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, cost of revenue, expenses and related disclosure of contingencies. Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and could have a material impact on our financial condition or results of operations. We have critical accounting estimates in the areas of inventories, revenue recognition, and income taxes. Refer to Note 1 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a summary of significant accounting policies.
Inventories
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
Situations that may result in excess or obsolete inventory or excess product purchase commitments include changes in business and economic conditions, changes in market conditions, sudden and significant decreases in demand for our products, inventory obsolescence because of changing technology and customer requirements, new product introductions resulting in less demand for existing products or inconsistent spikes in demand, failure to estimate customer demand properly, ordering in advance of historical lead-times, government regulations and the impact of changes in future demand, or increase in demand for competitive products, including competitive actions. Cancellation or deferral of customer purchase orders could result in our holding excess inventory.
The net effect on our gross margin from inventory provisions and sales of items previously written down was an unfavorable impact of 2.7% in fiscal year 2024 and 7.5% in fiscal year 2023. Our inventory and capacity purchase commitments are based on forecasts of future customer demand. We account for our third-party manufacturers' lead times and constraints. Our manufacturing lead times can be and have been long, and in some cases, extended beyond twelve months for some products. We may place non-cancellable inventory orders for certain product components in advance of our historical lead times, pay premiums and provide deposits to secure future supply and capacity. We also adjust to other market factors, such as product offerings and pricing actions by our competitors, new product transitions, and macroeconomic conditions - all of which may impact demand for our products.
Refer to the Gross Profit and Gross Margin discussion below in this Management's Discussion and Analysis for further discussion.
Income Taxes
We are subject to income taxes in the U.S. and foreign jurisdictions. Our calculation of deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting standards or tax laws in the U.S. or foreign jurisdictions where we operate, or changes in other facts or circumstances. In addition, we recognize liabilities for potential U.S. and foreign income tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our financial statements accordingly.
As of the end of fiscal years 2024 and 2023, we had a valuation allowance of $1.6 billion and $1.5 billion, respectively, related to capital loss carryforwards, and certain state and other deferred tax assets that management determined are not likely to be realized due, in part, to jurisdictional projections of future taxable income, including capital gains. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax assets as income tax benefits during the period.
We recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Revenue Recognition
Revenue Allowances
For products sold with a right of return, we record a reduction to revenue by establishing a sales return allowance for estimated product returns at the time revenue is recognized, based primarily on historical return rates. However, if product returns for a fiscal period are anticipated to exceed historical return rates, we may determine that additional sales return allowances are required to reflect our estimated exposure for product returns. Return rights for certain stocking distributors for specific products are contractually limited based on a percentage of prior quarter shipments. For shipments to other customers, we do not allow returns, although we may approve returns for credit or refund based on applicable facts and circumstances.
We account for customer programs, which involve rebates and marketing development funds, as a reduction in revenue and accrue for such programs based on the amount we expect to be claimed by customers. Certain customer programs include distributor price incentives or other channel programs for specific products and customer classes which require judgement as to whether the applicable incentives will be attained. Estimates for customer program accruals include a combination of historical attainment and claim rates and may be adjusted based on relevant internal and external factors.
License and Development Arrangements
Revenue from License and Development Arrangements is recognized over the period in which the development services are performed. Each fiscal reporting period, we measure progress to completion based on actual cost incurred to date as a percentage of the estimated total cost required to complete each project. Estimated total cost for each project includes a forecast of internal engineer personnel time expected to be incurred and other third-party costs as applicable.
Contracts with Multiple Performance Obligations
Our contracts may contain more than one performance obligation. Judgement is required in determining whether each performance obligation within a customer contract is distinct. Except for License and Development Arrangements, NVIDIA products and services function on a standalone basis and do not require a significant amount of integration or interdependency. Therefore, multiple performance obligations contained within a customer contract are considered distinct and are not combined for revenue recognition purposes.
We allocate the total transaction price to each distinct performance obligation in a multiple performance obligations arrangement on a relative standalone selling price basis. In certain cases, we can establish standalone selling price based on directly observable prices of products or services sold separately in comparable circumstances to similar customers. If standalone selling price is not directly observable, such as when we do not sell a product or service separately, we determine standalone selling price based on market data and other observable inputs.
Change in Accounting Estimate
In February 2023, we assessed the useful lives of our property, plant, and equipment. Based on advances in technology and usage rate, we increased the estimated useful life of a majority of the server, storage, and network equipment from three years to a range of four to five years, and assembly and test equipment from five years to seven years. The estimated effect of this change for fiscal year 2024 was a benefit of $33 million and $102 million for cost of revenue and operating expenses, respectively, which resulted in an increase in operating income of $135 million and net income of $114 million after tax, or $0.05 per both basic and diluted share.
Results of Operations
A discussion regarding our financial condition and results of operations for fiscal year 2024 compared to fiscal year 2023 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2023 compared to fiscal year 2022 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023, filed with the SEC on February 24, 2023, which is available free of charge on the SEC’s website at http://www.sec.gov and at our investor relations website, http://investor.nvidia.com.

The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Income expressed as a percentage of revenue.

	Year Ended
	Jan 28, 2024	Jan 29, 2023
Revenue	100.0%	100.0%
Cost of revenue	27.3	43.1
Gross profit	72.7	56.9
Operating expenses
Research and development	14.2	27.2
Sales, general and administrative	4.4	9.1
Acquisition termination cost	—	5.0
Total operating expenses	18.6	41.3
Operating income	54.1	15.6
Interest income	1.4	1.0
Interest expense	(0.4)	(1.0)
Other, net	0.4	(0.1)
Other income (expense), net	1.4	(0.1)
Income before income tax	55.5	15.5
Income tax expense (benefit)	6.6	(0.7)
Net income	48.9%	16.2%
Reportable Segments
Revenue by Reportable Segments

	Year Ended
	Jan 28, 2024	Jan 29, 2023	$ Change	% Change

	($ in millions)
Compute & Networking	$47,405	$15,068	$32,337	215%
Graphics	13,517	11,906	1,611	14%
Total	$60,922	$26,974	$33,948	126%
Operating Income by Reportable Segments

	Year Ended
	Jan 28, 2024	Jan 29, 2023	$ Change	% Change

	($ in millions)
Compute & Networking	$32,016	$5,083	$26,933	530%
Graphics	5,846	4,552	1,294	28%
All Other	(4,890)	(5,411)	521	(10)%
Total	$32,972	$4,224	$28,748	681%
Compute & Networking revenue – The year-on-year increase was due to higher Data Center revenue. Compute grew 266% due to higher shipments of the NVIDIA Hopper GPU computing platform for the training and inference of LLMs, recommendation engines and generative AI applications. Networking was up 133% due to higher shipments of InfiniBand.
Graphics revenue – The year-on-year increase was led by growth in Gaming of 15% driven by higher sell-in to partners following the normalization of channel inventory levels.
Reportable segment operating income – The year-on-year increase in Compute & Networking and Graphics operating income was driven by higher revenue.

All Other operating loss - The year-on-year decrease was due to the $1.4 billion Arm acquisition termination cost in fiscal year 2023, partially offset by a $839 million increase in stock-based compensation expense in fiscal year 2024.
Concentration of Revenue
Revenue by geographic region is designated based on the billing location even if the revenue may be attributable to end customers, such as enterprises and gamers in a different location. Revenue from sales to customers outside of the United States accounted for 56% and 69% of total revenue for fiscal years 2024 and 2023, respectively.
Our direct and indirect customers include public cloud, consumer internet companies, enterprises, startups, public sector entities, OEMs, ODMs, system integrators, AIB, and distributors.
Sales to one customer, Customer A, represented 13% of total revenue for fiscal year 2024, which was attributable to the Compute & Networking segment.
One indirect customer which primarily purchases our products through system integrators and distributors, including through Customer A, is estimated to have represented approximately 19% of total revenue for fiscal year 2024, attributable to the Compute & Networking segment.
Our estimated Compute & Networking demand is expected to remain concentrated.
There were no customers with 10% or more of total revenue for fiscal years 2023 and 2022.
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
Our overall gross margin increased to 72.7% in fiscal year 2024 from 56.9% in fiscal year 2023. The year over year increase was primarily due to strong Data Center revenue growth of 217% and lower net inventory provisions as a percentage of revenue.
Provisions for inventory and excess inventory purchase obligations totaled $2.2 billion for both fiscal years 2024 and 2023. Sales of previously reserved inventory or settlements of excess inventory purchase obligations resulted in a provision release of $540 million and $137 million for fiscal years 2024 and 2023, respectively. The net effect on our gross margin was an unfavorable impact of 2.7% and 7.5% in fiscal years 2024 and 2023, respectively.
Operating Expenses

	Year Ended
	Jan 28, 2024	Jan 29, 2023	$ Change	% Change

	($ in millions)
Research and development expenses	$8,675	$7,339	$1,336	18%
% of net revenue	14.2%	27.2%
Sales, general and administrative expenses	2,654	2,440	214	9%
% of net revenue	4.4%	9.1%
Acquisition termination cost	—	1,353	(1,353)	(100)%
% of net revenue	—%	5.0%
Total operating expenses	$11,329	$11,132	$197	2%
% of net revenue	18.6%	41.3%
The increase in research and development expenses and sales, general and administrative expenses for fiscal year 2024 was primarily driven by compensation and benefits, including stock-based compensation, reflecting employee growth and compensation increases.
Acquisition Termination Cost
We recorded an acquisition termination cost related to the Arm transaction of $1.4 billion in fiscal year 2023 reflecting the write-off of the prepayment provided at signing.

Other Income (Expense), Net

	Year Ended
	Jan 28, 2024	Jan 29, 2023	$ Change

	($ in millions)
Interest income	$866	$267	$599
Interest expense	(257)	(262)	5
Other, net	237	(48)	285
Other income (expense), net	$846	$(43)	$889
Interest income consists of interest earned on cash, cash equivalents and marketable securities. The increase in interest income was due to higher yields on higher cash balances.
Interest expense is comprised of coupon interest and debt discount amortization related to our notes.
Other, net, consists of realized or unrealized gains and losses from investments in non-affiliated entities and the impact of changes in foreign currency rates. Change in Other, net, compared to fiscal year 2023 was driven by changes in value from our non-affiliated investments. Refer to Note 9 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information regarding our investments in non-affiliated entities.
Income Taxes
We recognized income tax expense of $4.1 billion for fiscal year 2024 and income tax benefit of $187 million for fiscal year 2023. Income tax as a percentage of income before income tax was an expense of 12.0% for fiscal year 2024 and a benefit of 4.5% for fiscal year 2023.
During the third quarter of fiscal year 2024, the Internal Revenue Service, or IRS, audit of our federal income tax returns for fiscal years 2018 and 2019 was resolved. We recognized a non-cash net benefit of $145 million, related to this IRS audit resolution, for effectively settled positions. This benefit consists of a reduction in unrecognized tax benefits of $236 million and related accrued interest of $17 million, net of federal benefit, partially offset by additional cash tax payments and reductions in tax attribute carryforwards of $108 million.
The effective tax rate increased due to a decreased impact of tax benefits from the FDII deduction, stock-based compensation, and the U.S. federal research tax credit, relative to the increase in income before income tax. The increase in the effective tax rate was partially offset by a benefit due to the IRS audit resolution.
Our effective tax rates for fiscal years 2024 and 2023 were lower than the U.S. federal statutory rate of 21% due primarily to tax benefits from the FDII deduction, stock-based compensation and the U.S. federal research tax credit. Our effective tax rate for fiscal year 2024 was additionally benefited by the IRS audit resolution.
The OECD has announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules for a new 15% global minimum tax applicable to large multinational corporations. Certain jurisdictions, including European Union member states and the United Kingdom, have enacted Pillar Two legislation that will start to become effective for our fiscal year 2025. The OECD, and its member countries, continue to release new guidance and legislation on Pillar Two and we continue to evaluate the impact on our financial position of the global implementation of these rules. Based on enacted laws, Pillar Two is not expected to materially impact our effective tax rate or cash flows in the next fiscal year. New legislation or guidance could change our current assessment.
Refer to Note 14 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.

Liquidity and Capital Resources

	Jan 28, 2024	Jan 29, 2023

	(In millions)
Cash and cash equivalents	$7,280	$3,389
Marketable securities	18,704	9,907
Cash, cash equivalents, and marketable securities	$25,984	$13,296

	Year Ended
	Jan 28, 2024	Jan 29, 2023

	(In millions)
Net cash provided by operating activities	$28,090	$5,641
Net cash provided by (used in) investing activities	$(10,566)	$7,375
Net cash used in financing activities	$(13,633)	$(11,617)
Our investment policy requires the purchase of highly rated fixed income securities, the diversification of investment types and credit exposures, and certain maturity limits on our portfolio.
Cash provided by operating activities increased in fiscal year 2024 compared to fiscal year 2023, due to growth in revenue. Accounts receivable balance in fiscal year 2024 reflected $557 million from customer payments received ahead of the invoice due date.
Cash provided by investing activities decreased in fiscal year 2024 compared to fiscal year 2023, primarily driven by lower marketable securities maturities and higher purchases of marketable securities.
Cash used in financing activities increased in fiscal year 2024 compared to fiscal year 2023, due to a debt repayment and higher tax payments related to RSUs, partially offset by lower share repurchases.
Liquidity
Our primary sources of liquidity are our cash, cash equivalents, and marketable securities, and the cash generated by our operations. At the end of fiscal year 2024, we had $26.0 billion in cash, cash equivalents and marketable securities. We believe that we have sufficient liquidity to meet our operating requirements for at least the next twelve months, and for the foreseeable future, including our future supply obligations and $1.3 billion of debt repayment due in fiscal year 2025 and share purchases. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance future capital requirements.
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
During fiscal year 2025, we expect to use our existing cash, cash equivalents, and marketable securities, and the cash generated by our operations to fund our capital investments of approximately $3.5 billion to $4.0 billion related to property and equipment.
Except for approximately $1.4 billion of cash, cash equivalents, and marketable securities held outside the U.S. for which we have not accrued any related foreign or state taxes if we repatriate these amounts to the U.S., substantially all of our cash, cash equivalents and marketable securities held outside of the U.S. at the end of fiscal year 2024 are available for use in the U.S. without incurring additional U.S. federal income taxes.
Capital Return to Shareholders
During fiscal year 2024, we paid $395 million in quarterly cash dividends.
Our cash dividend program and the payment of future cash dividends under that program are subject to our Board of Directors' continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.
In August 2023, our Board of Directors approved an increase to our share repurchase program of an additional $25.0 billion, without expiration. During fiscal year 2024, we repurchased 21 million shares of our common stock for $9.7 billion. As of January 28, 2024, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $22.5 billion. From January 29, 2024 through February 16, 2024, we repurchased 2.8 million shares for $1.9 billion pursuant to a Rule 10b5-1 trading plan. Our share repurchase program aims to offset dilution from shares issued to employees. We may pursue additional share repurchases as we weigh market factors and other investment opportunities. We plan to continue share repurchases this fiscal year.
The U.S. Inflation Reduction Act of 2022 requires a 1% excise tax on certain share repurchases in excess of shares issued for employee compensation made after December 31, 2022 which was not material for fiscal year 2024.
Outstanding Indebtedness and Commercial Paper Program
Our aggregate debt maturities as of January 28, 2024, by year payable, are as follows:

Jan 28, 2024

(In millions)
Due in one year	$1,250
Due in one to five years	2,250
Due in five to ten years	2,750
Due in greater than ten years	3,500
Unamortized debt discount and issuance costs	(41)
Net carrying amount	9,709
Less short-term portion	(1,250)
Total long-term portion	$8,459
We have a $575 million commercial paper program to support general corporate purposes. As of the end of fiscal year 2024, we had no commercial paper outstanding.
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
We have unrecognized tax benefits of $1.3 billion, which includes related interest and penalties of $140 million, recorded in non-current income tax payable at the end of fiscal year 2024. We are unable to estimate the timing of any potential tax liability, interest payments, or penalties in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions. Refer to Note 14 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further information.
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
We are exposed to interest rate risk related to our fixed-rate investment portfolio and outstanding debt. The investment portfolio is managed consistent with our overall liquidity strategy in support of both working capital needs and growth of our businesses.
As of the end of fiscal year 2024, we performed a sensitivity analysis on our investment portfolio. According to our analysis, parallel shifts in the yield curve of plus or minus 0.5% would result in a change in fair value for these investments of $93 million.
As of the end of fiscal year 2024, we had $9.7 billion of senior Notes net outstanding. We carry the Notes at face value less unamortized discount on our Consolidated Balance Sheets. As the Notes bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. Refer to Note 12 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
Foreign Exchange Rate Risk
We consider our direct exposure to foreign exchange rate fluctuations to be minimal as our sales are in United States dollars and foreign currency forward contracts are used to offset movements of foreign currency exchange rate movements. Gains or losses from foreign currency remeasurement are included in other income or expenses. The impact of foreign currency transaction gain or loss included in determining net income was not significant for fiscal years 2024 and 2023.
Sales and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their manufacturing costs.
If the U.S. dollar strengthened by 10% as of January 28, 2024 and January 29, 2023, the amount recorded in accumulated other comprehensive income (loss) related to our foreign exchange contracts before tax effect would have been $116 million and $112 million lower, respectively. Change in value recorded in accumulated other comprehensive income (loss) would be expected to offset a corresponding change in hedged forecasted foreign currency expenses when recognized.
If an adverse 10% foreign exchange rate change was applied to our balance sheet hedging contracts, it would have resulted in an adverse impact on income before taxes of $60 million and $36 million as of January 28, 2024 and January 29, 2023, respectively. These changes in fair values would be offset in other income (expense), net by corresponding change in fair values of the foreign currency denominated monetary assets and liabilities, assuming the hedge contracts fully cover the foreign currency denominated monetary assets and liabilities balances.
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
Item 9A. Controls and Procedures
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of January 28, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2024 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 28, 2024.
The effectiveness of our internal control over financial reporting as of January 28, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended January 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In fiscal year 2022, we began an upgrade of our enterprise resource planning, or ERP, system, which will update much of our existing core financial systems. The ERP system is designed to accurately maintain our financial records used to report operating results. The upgrade will occur in phases. We will continue to evaluate each quarter whether there are changes that materially affect our internal control over financial reporting.
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
Item 9B.  Other Information
On December 18, 2023, John O. Dabiri, a member of our Board of Directors, adopted a trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale through December 2, 2024 of an estimated 553 shares of our common stock, assuming our closing stock price as of January 26, 2024. The number of shares is based on an estimate because the plan specifies a formulaic dollar amount of shares to be sold.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
Part III
Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2024 Proxy Statement, no later than 120 days after the end of fiscal year 2024, and certain information included therein is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance
Identification of Directors
Information regarding directors required by this item will be contained in our 2024 Proxy Statement under the caption “Proposal 1 - Election of Directors,” and is hereby incorporated by reference.
Identification of Executive Officers
Reference is made to the information regarding executive officers appearing under the heading “Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.
Identification of Audit Committee and Financial Experts
Information regarding our Audit Committee required by this item will be contained in our 2024 Proxy Statement under the captions “Report of the Audit Committee of the Board of Directors” and “Information About the Board of Directors and Corporate Governance,” and is hereby incorporated by reference.
Material Changes to Procedures for Recommending Directors
Information regarding procedures for recommending directors required by this item will be contained in our 2024 Proxy Statement under the caption “Information About the Board of Directors and Corporate Governance,” and is hereby incorporated by reference.
Delinquent Section 16(a) Reports
Information regarding compliance with Section 16(a) of the Exchange Act required by this item will be contained in our 2024 Proxy Statement under the caption “Delinquent Section 16(a) Reports,” and is hereby incorporated by reference.
Code of Conduct
Information regarding our Code of Conduct required by this item will be contained in our 2024 Proxy Statement under the caption “Information About the Board of Directors and Corporate Governance - Code of Conduct,” and is hereby incorporated by reference. The full text of our Code of Conduct and Financial Team Code of Conduct are published on the Investor Relations portion of our website, under Governance, at www.nvidia.com. If we make any amendments to either code, or grant any waiver from a provision of either code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website or in a report on Form 8-K. The contents of our website are not a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation
Information regarding our executive compensation required by this item will be contained in our 2024 Proxy Statement under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Director Compensation” and “Compensation Committee Report,” and is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Ownership of NVIDIA Securities
Information regarding ownership of NVIDIA securities required by this item will be contained in our 2024 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is hereby incorporated by reference.
Equity Compensation Plan Information
Information regarding our equity compensation plans required by this item will be contained in our 2024 Proxy Statement under the caption "Equity Compensation Plan Information," and is hereby incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding related transactions and director independence required by this item will be contained in our 2024 Proxy Statement under the captions “Review of Transactions with Related Persons” and “Information About the Board of Directors and Corporate Governance - Independence of the Members of the Board of Directors,” and is hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services
Information regarding accounting fees and services required by this item will be contained in our 2024 Proxy Statement under the caption “Fees Billed by the Independent Registered Public Accounting Firm,” and is hereby incorporated by reference.

Part IV
Item 15. Exhibit and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of NVIDIA Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of NVIDIA Corporation and its subsidiaries (the “Company”) as of January 28, 2024 and January 29, 2023, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 28, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2024 and January 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Inventories - Provisions for Excess or Obsolete Inventories and Excess Product Purchase Commitments
As described in Notes 1, 10 and 13 to the consolidated financial statements, the Company charges cost of sales for inventory provisions to write-down inventory for excess or obsolete inventory and for excess product purchase commitments. Most of the Company’s inventory provisions relate to excess quantities of products, based on the Company’s inventory levels and future product purchase commitments compared to assumptions about future demand and market conditions. As of January 28, 2024, the Company’s consolidated inventories balance was $5.3 billion and the Company’s consolidated outstanding inventory purchase and long-term supply and capacity obligations balance was $16.1 billion, of which a significant portion relates to inventory purchase obligations.
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
February 21, 2024

We have served as the Company’s auditor since 2004.

NVIDIA Corporation and Subsidiaries
Consolidated Statements of Income
(In millions, except per share data)

	Year Ended
	Jan 28, 2024	Jan 29, 2023	Jan 30, 2022
Revenue	$60,922	$26,974	$26,914
Cost of revenue	16,621	11,618	9,439
Gross profit	44,301	15,356	17,475
Operating expenses
Research and development	8,675	7,339	5,268
Sales, general and administrative	2,654	2,440	2,166
Acquisition termination cost	—	1,353	—
Total operating expenses	11,329	11,132	7,434
Operating income	32,972	4,224	10,041
Interest income	866	267	29
Interest expense	(257)	(262)	(236)
Other, net	237	(48)	107
Other income (expense), net	846	(43)	(100)
Income before income tax	33,818	4,181	9,941
Income tax expense (benefit)	4,058	(187)	189
Net income	$29,760	$4,368	$9,752

Net income per share:
Basic	$12.05	$1.76	$3.91
Diluted	$11.93	$1.74	$3.85

Weighted average shares used in per share computation:
Basic	2,469	2,487	2,496
Diluted	2,494	2,507	2,535
See accompanying notes to the consolidated financial statements.

NVIDIA Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended
	Jan 28, 2024	Jan 29, 2023	Jan 30, 2022

Net income	$29,760	$4,368	$9,752
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Net change in unrealized gain (loss)	80	(31)	(16)
Reclassification adjustments for net realized gain included in net income	—	1	—
Net change in unrealized gain (loss)	80	(30)	(16)
Cash flow hedges:
Net change in unrealized gain (loss)	38	47	(43)
Reclassification adjustments for net realized gain (loss) included in net income	(48)	(49)	29
Net change in unrealized loss	(10)	(2)	(14)
Other comprehensive income (loss), net of tax	70	(32)	(30)
Total comprehensive income	$29,830	$4,336	$9,722
See accompanying notes to the consolidated financial statements.

NVIDIA Corporation and Subsidiaries
Consolidated Balance Sheets
(In millions, except par value)

	Jan 28, 2024	Jan 29, 2023
Assets
Current assets:
Cash and cash equivalents	$7,280	$3,389
Marketable securities	18,704	9,907
Accounts receivable, net	9,999	3,827
Inventories	5,282	5,159
Prepaid expenses and other current assets	3,080	791
Total current assets	44,345	23,073
Property and equipment, net	3,914	3,807
Operating lease assets	1,346	1,038
Goodwill	4,430	4,372
Intangible assets, net	1,112	1,676
Deferred income tax assets	6,081	3,396
Other assets	4,500	3,820
Total assets	$65,728	$41,182

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,699	$1,193
Accrued and other current liabilities	6,682	4,120
Short-term debt	1,250	1,250
Total current liabilities	10,631	6,563
Long-term debt	8,459	9,703
Long-term operating lease liabilities	1,119	902
Other long-term liabilities	2,541	1,913
Total liabilities	22,750	19,081
Commitments and contingencies - see Note 13
Shareholders’ equity:
Preferred stock, $0.001 par value; 2 shares authorized; none issued	—	—
Common stock, $0.001 par value; 8,000 shares authorized; 2,464 shares issued and outstanding as of January 28, 2024; 2,466 shares issued and outstanding as of January 29, 2023	2	2
Additional paid-in capital	13,132	11,971
Accumulated other comprehensive income (loss)	27	(43)
Retained earnings	29,817	10,171
Total shareholders' equity	42,978	22,101
Total liabilities and shareholders' equity	$65,728	$41,182
See accompanying notes to the consolidated financial statements.

NVIDIA Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity

	Common Stock Outstanding		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Retained	Total Shareholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Equity
(In millions, except per share data)
Balances, Jan 31, 2021	2,479	$3	$8,719	$(10,756)	$19	$18,908	$16,893
Net income	—	—	—	—	—	9,752	9,752
Other comprehensive loss	—	—	—	—	(30)	—	(30)
Issuance of common stock from stock plans	35	—	281	—	—	—	281
Tax withholding related to vesting of restricted stock units	(8)	—	(614)	(1,290)	—	—	(1,904)
Cash dividends declared and paid ($0.16 per common share)	—	—	—	—	—	(399)	(399)
Fair value of partially vested equity awards assumed in connection with acquisitions	—	—	18	—	—	—	18
Stock-based compensation	—	—	2,001	—	—	—	2,001
Retirement of Treasury Stock	—	—	(20)	12,046	—	(12,026)	—
Balances, Jan 30, 2022	2,506	3	10,385	—	(11)	16,235	26,612
Net income	—	—	—	—	—	4,368	4,368
Other comprehensive loss	—	—	—	—	(32)	—	(32)
Issuance of common stock from stock plans	31	—	355	—	—	—	355
Tax withholding related to vesting of restricted stock units	(8)	—	(1,475)	—	—	—	(1,475)
Shares repurchased	(63)	(1)	(4)	—	—	(10,034)	(10,039)
Cash dividends declared and paid ($0.16 per common share)	—	—	—	—	—	(398)	(398)
Stock-based compensation	—	—	2,710	—	—	—	2,710
Balances, Jan 29, 2023	2,466	2	11,971	—	(43)	10,171	22,101
Net income	—	—	—	—	—	29,760	29,760
Other comprehensive income	—	—	—	—	70		70
Issuance of common stock from stock plans	26	—	403	—	—	—	403
Tax withholding related to vesting of restricted stock units	(7)	—	(2,783)	—	—	—	(2,783)
Shares repurchased	(21)	—	(27)	—	—	(9,719)	(9,746)
Cash dividends declared and paid ($0.16 per common share)	—	—	—	—	—	(395)	(395)
Stock-based compensation	—	—	3,568	—	—	—	3,568
Balances, Jan 28, 2024	2,464	$2	$13,132	$—	$27	$29,817	$42,978
See accompanying notes to the consolidated financial statements.

NVIDIA Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)

	Year Ended
	Jan 28, 2024	Jan 29, 2023	Jan 30, 2022
Cash flows from operating activities:
Net income	$29,760	$4,368	$9,752
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	3,549	2,709	2,004
Depreciation and amortization	1,508	1,544	1,174
Deferred income taxes	(2,489)	(2,164)	(406)
(Gains) losses on investments in non-affiliated entities, net	(238)	45	(100)
Acquisition termination cost	—	1,353	—
Other	(278)	(7)	47
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,172)	822	(2,215)
Inventories	(98)	(2,554)	(774)
Prepaid expenses and other assets	(1,522)	(1,517)	(1,715)
Accounts payable	1,531	(551)	568
Accrued and other current liabilities	2,025	1,341	581
Other long-term liabilities	514	252	192
Net cash provided by operating activities	28,090	5,641	9,108
Cash flows from investing activities:
Proceeds from maturities of marketable securities	9,732	19,425	15,197
Proceeds from sales of marketable securities	50	1,806	1,023
Purchases of marketable securities	(18,211)	(11,897)	(24,787)
Purchases related to property and equipment and intangible assets	(1,069)	(1,833)	(976)
Acquisitions, net of cash acquired	(83)	(49)	(263)
Investments in non-affiliated entities and other, net	(985)	(77)	(24)
Net cash provided by (used in) investing activities	(10,566)	7,375	(9,830)
Cash flows from financing activities:
Proceeds related to employee stock plans	403	355	281
Payments related to repurchases of common stock	(9,533)	(10,039)	—
Payments related to tax on restricted stock units	(2,783)	(1,475)	(1,904)
Repayment of debt	(1,250)	—	(1,000)
Dividends paid	(395)	(398)	(399)
Principal payments on property and equipment and intangible assets	(74)	(58)	(83)
Issuance of debt, net of issuance costs	—	—	4,977
Other	(1)	(2)	(7)
Net cash provided by (used in) financing activities	(13,633)	(11,617)	1,865
Change in cash and cash equivalents	3,891	1,399	1,143
Cash and cash equivalents at beginning of period	3,389	1,990	847
Cash and cash equivalents at end of period	$7,280	$3,389	$1,990
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$6,549	$1,404	$396
Cash paid for interest	$252	$254	$246
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
Fiscal Year
We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2024, 2023 and 2022 were all 52-week years.
Principles of Consolidation
Our consolidated financial statements include the accounts of NVIDIA Corporation and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from our estimates. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, cash equivalents and marketable securities, accounts receivable, inventories and product purchase commitments, income taxes, goodwill, stock-based compensation, litigation, investigation and settlement costs, restructuring and other charges, property, plant, and equipment, and other contingencies. These estimates are based on historical facts and various other assumptions that we believe are reasonable.
In February 2023, we assessed the useful lives of our property, plant, and equipment. Based on advances in technology and usage rate, we increased the estimated useful life of most of our server, storage, and network equipment from three to four or five years, and our assembly and test equipment from five to seven years. The effect of this change for the fiscal year ended January 28, 2024 was a benefit of $33 million and $102 million for cost of revenue and operating expenses, respectively, which resulted in an increase in operating income of $135 million and net income of $114 million after tax, or $0.05 per both basic and diluted share.
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
For products sold with a right of return, we record a reduction to revenue by establishing a sales return allowance for estimated product returns at the time revenue is recognized, based primarily on historical return rates. However, if product returns for a fiscal period are anticipated to exceed historical return rates, we may determine that additional sales return allowances are required to accurately reflect our estimated exposure for product returns.
Our customer programs involve rebates, which are designed to serve as sales incentives to resellers of our products in various target markets, and marketing development funds, or MDFs, which represent monies paid to our partners that are earmarked for market segment development and are designed to support our partners’ activities while also promoting NVIDIA products. We account for customer programs as a reduction to revenue and accrue for such programs for potential rebates and MDFs based on the amount we expect to be claimed by customers.

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
Cloud Services
Cloud services, which allow customers to use hosted software and hardware infrastructure without taking possession of the software or hardware, are provided on a subscription basis or a combination of subscription plus usage. Revenue related to subscription-based cloud services is recognized ratably over the contract period. Revenue related to cloud services based on usage is recognized as usage occurs. Cloud services are typically sold on a standalone basis, but certain offerings may be sold with hardware and/or software and related support.
Contracts with Multiple Performance Obligations
Our contracts may contain more than one of the products and services listed above, each of which is separately accounted for as a distinct performance obligation. We account for multiple agreements with a single customer as a single contract if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single contract.
We allocate the total transaction price to each distinct performance obligation in a multiple performance obligations arrangement on a relative standalone selling price basis. The standalone selling price reflects the price we would charge for a specific product or service if it were sold separately in similar circumstances and to similar customers. When determining standalone selling price, we maximize the use of observable inputs.
If a contract contains a single performance obligation, no allocation is required.
Product Warranties
We offer a limited warranty to end-users ranging from one to three years for products to repair or replace products for manufacturing defects or hardware component failures. Cost of revenue includes the estimated cost of product warranties that are calculated at the point of revenue recognition. Under limited circumstances, we may offer an extended limited warranty to customers for certain products. We also accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated.
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

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
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
Foreign Currency Remeasurement
We use the U.S. dollar as our functional currency for our subsidiaries. Foreign currency monetary assets and liabilities are remeasured into United States dollars at end-of-period exchange rates. Non-monetary assets and liabilities such as property and equipment and equity are remeasured at historical exchange rates. Revenue and expenses are remeasured at exchange rates in effect during each period, except for those expenses related to non-monetary balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in earnings in our Consolidated Statements of Income and to date have not been significant.
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
Our calculation of deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting standards or tax laws in the U.S., or foreign jurisdictions where we operate, or changes in other facts or circumstances. In addition, we recognize liabilities for potential U.S. and foreign income tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our financial statements accordingly.
As of January 28, 2024, we had a valuation allowance of $1.6 billion related to capital loss carryforwards, and certain state and other deferred tax assets that management determined are not likely to be realized due, in part, to jurisdictional projections of future taxable income, including capital gains. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax assets as income tax benefits during the period.
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

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
we intend to sell the securities before recovery of its amortized cost basis. Allowances for credit losses and write-downs are recognized in the other income (expense), net section of our Consolidated Statements of Income.
Fair Value of Financial Instruments
The carrying value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities as of January 28, 2024 and January 29, 2023. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains or losses included in accumulated other comprehensive income or loss, a component of shareholders’ equity, net of tax. Fair value of the marketable securities is determined based on quoted market prices. Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments designated as fair value hedges, the gains or losses are recognized in earnings in the periods of change together with the offsetting losses or gains on the hedged items attributed to the risk being hedged. For derivative instruments designated as cash-flow hedges, the effective portion of the gains or losses on the derivatives is initially reported as a component of other comprehensive income or loss and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. For derivative instruments not designated for hedge accounting, changes in fair value are recognized in earnings.
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method based on the estimated useful lives of the assets of three to seven years. Once an asset is identified for retirement or disposition, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is recorded. The estimated useful lives of our buildings are up to thirty years. Depreciation expense includes the amortization of assets recorded under finance leases. Leasehold improvements and assets recorded under finance leases are amortized over the shorter of the expected lease term or the estimated useful life of the asset.
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

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Goodwill
Goodwill is subject to our annual impairment test during the fourth quarter of our fiscal year, or earlier if indicators of potential impairment exist. In completing our impairment test, we perform either a qualitative or a quantitative analysis on a reporting unit basis.
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
Intangible Assets and Other Long-Lived Assets
Intangible assets primarily represent acquired intangible assets including developed technology and customer relationships, as well as rights acquired under technology licenses, patents, and acquired IP. We currently amortize our intangible assets with finite lives over periods ranging from one to twenty years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up or, if that pattern cannot be reliably determined, using a straight-line amortization method.
Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The recoverability of assets or asset groups to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset or asset group. Assets and liabilities to be disposed of would be separately presented in the Consolidated Balance Sheet and the assets would be reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.
Business Combination
We allocate the fair value of the purchase price of an acquisition to the tangible assets acquired, liabilities assumed, and intangible assets acquired, based on their estimated fair values. The excess of the fair value of the purchase price over the fair values of these net tangible and intangible assets acquired is recorded as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but our estimates and assumptions are inherently uncertain and subject to refinement. The estimates and assumptions used in valuing intangible assets include, but are not limited to, the amount and timing of projected future cash flows, discount rate used to determine the present value of these cash flows and asset lives. These estimates are inherently uncertain and, therefore, actual results may differ from the estimates made. As a result, during the measurement period of up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the measurement period's conclusion or final determination of the fair value of the purchase price of an acquisition, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Income.
Acquisition-related expenses are recognized separately from the business combination and expensed as incurred.
Investments in Non-Affiliated Entities
Our investment in non-affiliates consists of marketable equity securities, which are publicly traded, and non-marketable equity securities, which are investments in privately held companies. Marketable equity securities have readily determinable fair values with changes in fair value recorded in other income (expense), net. Non-marketable equity securities include investments that do not have a readily determinable fair value. The investments that do not have readily determinable fair value are measured at cost minus impairment, if any, and are adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer, or the measurement alternative. Fair value is based upon observable inputs in an inactive market and the valuation requires our judgment due to the absence of market prices and inherent lack of liquidity. All gains and losses on these investments, realized and unrealized, are recognized in other income (expense), net on our Consolidated Statements of Income.
We assess whether an impairment loss has occurred on our investments in non-marketable equity securities, accounted for under the measurement alternative based on quantitative and qualitative factors. If any impairment is identified for non-marketable equity securities, we write down the investment to its fair value and record the corresponding charge through other income (expense), net on our Consolidated Statements of Income.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Recently Issued Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board, or FASB, issued a new accounting standard to provide for additional disclosures about significant expenses in operating segments. The standard is effective for our annual reporting for fiscal year 2025 and for interim period reporting starting in fiscal year 2026 retrospectively. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
In December 2023, the FASB issued a new accounting standard which provides for new and changes to income tax disclosures including disaggregation of the rate reconciliation and income taxes paid disclosures. The amendments in the standard are effective for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied prospectively, with retrospective application permitted. We expect to adopt this standard in our annual period beginning fiscal year 2026. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
Note 2 - Business Combination
Termination of the Arm Share Purchase Agreement
In February 2022, NVIDIA and SoftBank Group Corp, or SoftBank, announced the termination of the Share Purchase Agreement whereby NVIDIA would have acquired Arm from SoftBank. The parties agreed to terminate it due to significant regulatory challenges preventing the completion of the transaction. We recorded an acquisition termination cost of $1.4 billion in fiscal year 2023 reflecting the write-off of the prepayment provided at signing.
Note 3 - Leases
Our lease obligations primarily consist of operating leases for our headquarters complex, domestic and international office facilities, and data center space, with lease periods expiring between fiscal years 2025 and 2035.
Future minimum lease payments under our non-cancelable operating leases as of January 28, 2024, are as follows:

Operating Lease Obligations
(In millions)
Fiscal Year:
2025	$290
2026	270
2027	253
2028	236
2029	202
2030 and thereafter	288
Total	1,539
Less imputed interest	192
Present value of net future minimum lease payments	1,347
Less short-term operating lease liabilities	228
Long-term operating lease liabilities	$1,119
In addition, we have operating leases, primarily for our data centers, that are expected to commence within fiscal year 2025 with lease terms of 1 to 10 years for $1.1 billion.
Operating lease expenses for fiscal years 2024, 2023, and 2022 were $269 million, $193 million, $168 million, respectively. Short-term and variable lease expenses for fiscal years 2024, 2023, and 2022 were not significant.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Other information related to leases was as follows:

	Year Ended
	Jan 28, 2024	Jan 29, 2023	Jan 30, 2022

	(In millions)
Supplemental cash flows information
Operating cash flows used for operating leases	$286	$184	$154
Operating lease assets obtained in exchange for lease obligations	$531	$358	$266

As of January 28, 2024, our operating leases had a weighted average remaining lease term of 6.1 years and a weighted average discount rate of 3.76%. As of January 29, 2023, our operating leases had a weighted average remaining lease term of 6.8 years and a weighted average discount rate of 3.21%.
Note 4 - Stock-Based Compensation
Our stock-based compensation expense is associated with RSUs, performance stock units based on our corporate financial performance targets, or PSUs, performance stock units based on market conditions, or market-based PSUs, and our ESPP.
Our Consolidated Statements of Income include stock-based compensation expense, net of amounts allocated to inventory, as follows:

	Year Ended
	Jan 28, 2024	Jan 29, 2023	Jan 30, 2022

	(In millions)
Cost of revenue	$141	$138	$141
Research and development	2,532	1,892	1,298
Sales, general and administrative	876	680	565
Total	$3,549	$2,710	$2,004
Stock-based compensation capitalized in inventories was not significant during fiscal years 2024, 2023, and 2022.
The following is a summary of equity awards granted under our equity incentive plans:

	Year Ended
	Jan 28, 2024	Jan 29, 2023	Jan 30, 2022

	(In millions, except per share data)
RSUs, PSUs and Market-based PSUs
Awards granted	14	25	18
Estimated total grant-date fair value	$5,316	$4,505	$3,492
Weighted average grant-date fair value per share	$374.08	$183.72	$190.69

ESPP
Shares purchased	3	3	5
Weighted average price per share	$158.07	$122.54	$56.36
Weighted average grant-date fair value per share	$69.90	$51.87	$23.24
As of January 28, 2024, there was $8.6 billion of aggregate unearned stock-based compensation expense. This amount is expected to be recognized over a weighted average period of 2.5 years for RSUs, PSUs, and market-based PSUs, and 0.8 years for ESPP.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
The fair value of shares issued under our ESPP have been estimated with the following assumptions:

Year Ended
	Jan 28, 2024	Jan 29, 2023	Jan 30, 2022

(Using the Black-Scholes model)
ESPP
Weighted average expected life (in years)	0.1-2.0	0.1-2.0	0.1-2.0
Risk-free interest rate	3.9%-5.5%	—%-4.6%	—%-0.5%
Volatility	31%-67%	43%-72%	20%-58%
Dividend yield	0.1%	0.1%	0.1%
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
Amended and Restated 2007 Equity Incentive Plan
In 2007, our shareholders approved the NVIDIA Corporation 2007 Equity Incentive Plan, or as most recently amended and restated, the 2007 Plan.
The 2007 Plan authorizes the issuance of incentive stock options, non-statutory stock options, restricted stock, RSUs, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards to employees, directors and consultants. Only our employees may receive incentive stock options. As of January 28, 2024, up to 37 million shares of our common stock could be issued pursuant to stock awards granted under the 2007 Plan. Currently, we grant RSUs, PSUs and market-based PSUs under the 2007 Plan, under which, as of January 28, 2024, there were 147 million shares available for future grants.
Subject to certain exceptions, RSUs granted to employees vest (A) over a four-year period, subject to continued service, with 25% vesting on a pre-determined date that is close to the anniversary of the date of grant and 6.25% vesting quarterly thereafter, (B) over a three-year period, subject to continued service, with 40% vesting on a pre-determined date that is close to the anniversary of the date of grant and 7.5% vesting quarterly thereafter, or (C) over a four-year period, subject to continued service, with 6.25% vesting quarterly. PSUs vest over a four-year period, subject to continued service, with 25% vesting on a pre-determined date that is close to the anniversary of the date of grant and 6.25% vesting quarterly thereafter. Market-based PSUs vest 100% on about the three-year anniversary of the date of grant. However, the number of shares subject to both PSUs and market-based PSUs that are eligible to vest is determined by the Compensation Committee based on achievement of pre-determined criteria.
Amended and Restated 2012 Employee Stock Purchase Plan
In 2012, our shareholders approved the NVIDIA Corporation 2012 Employee Stock Purchase Plan, or as most recently amended and restated, the 2012 Plan.
Employees who participate in the 2012 Plan may have up to 15% of their earnings withheld to purchase shares of common stock. The Board may decrease this percentage at its discretion. Each offering period is about 24 months, divided into four purchase periods of six months. The price of common stock purchased under our 2012 Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the fair market value of the common stock on each purchase date within the offering. As of January 28, 2024, we had 227 million shares reserved for future issuance under the 2012 Plan.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Equity Award Activity
The following is a summary of our equity award transactions under our equity incentive plans:

	RSUs, PSUs and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value

	(In millions, except per share data)
Balances, Jan 29, 2023	45	$158.45
Granted	14	$374.08
Vested restricted stock	(21)	$148.56
Canceled and forfeited	(1)	$206.35
Balances, Jan 28, 2024	37	$245.94
Vested and expected to vest after Jan 28, 2024	37	$245.49

As of January 28, 2024 and January 29, 2023, there were 147 million and 160 million shares, respectively, of common stock available for future grants under our equity incentive plans.
The total fair value of RSUs and PSUs, as of their respective vesting dates, during the years ended January 28, 2024, January 29, 2023, and January 30, 2022, was $8.2 billion, $4.3 billion, and $5.6 billion, respectively.
Note 5 - Net Income Per Share
The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Year Ended
	Jan 28, 2024	Jan 29, 2023	Jan 30, 2022

	(In millions, except per share data)
Numerator:
Net income	$29,760	$4,368	$9,752
Denominator:
Basic weighted average shares	2,469	2,487	2,496
Dilutive impact of outstanding equity awards	25	20	39
Diluted weighted average shares	2,494	2,507	2,535
Net income per share:
Basic (1)	$12.05	$1.76	$3.91
Diluted (2)	$11.93	$1.74	$3.85
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	15	40	21
(1)    Calculated as net income divided by basic weighted average shares.
(2)    Calculated as net income divided by diluted weighted average shares.
Note 6 - Goodwill
As of January 28, 2024, the total carrying amount of goodwill was $4.4 billion, consisting of goodwill balances allocated to our Compute & Networking and Graphics reporting units of $4.1 billion and $370 million, respectively. As of January 29, 2023, the total carrying amount of goodwill was $4.4 billion, consisting of goodwill balances allocated to our Compute & Networking and Graphics reporting units of $4.0 billion and $370 million, respectively. Goodwill increased by $59 million in fiscal year 2024 from an immaterial acquisition and was allocated to our Compute & Networking reporting unit. During the fourth quarters of fiscal years 2024, 2023, and 2022, we completed our annual qualitative impairment tests and concluded that goodwill was not impaired.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Note 7 - Amortizable Intangible Assets
The components of our amortizable intangible assets are as follows:

	Jan 28, 2024			Jan 29, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In millions)
Acquisition-related intangible assets (1)	$2,642	$(1,720)	$922	$3,093	$(1,614)	$1,479
Patents and licensed technology	449	(259)	190	446	(249)	197
Total intangible assets	$3,091	$(1,979)	$1,112	$3,539	$(1,863)	$1,676
(1)    During the first quarter of fiscal year 2023, we commenced amortization of a $630 million in-process research and development intangible asset related to our acquisition of Mellanox.
Amortization expense associated with intangible assets for fiscal years 2024, 2023, and 2022 was $614 million, $699 million, and $563 million, respectively.
The following table outlines the estimated future amortization expense related to the net carrying amount of intangible assets as of January 28, 2024:

Future Amortization Expense
(In millions)
Fiscal Year:
2025	$555
2026	261
2027	150
2028	37
2029	9
2030 and thereafter	100
Total	$1,112

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Note 8 - Cash Equivalents and Marketable Securities
Our cash equivalents and marketable securities related to debt securities are classified as “available-for-sale” debt securities.
The following is a summary of cash equivalents and marketable securities:

	Jan 28, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	$10,126	$31	$(5)	$10,152	$2,231	$7,921
Debt securities issued by the U.S. Treasury	9,517	17	(10)	9,524	1,315	8,209
Debt securities issued by U.S. government agencies	2,326	8	(1)	2,333	89	2,244
Money market funds	3,031	—	—	3,031	3,031	—
Certificates of deposit	510	—	—	510	294	216
Foreign government bonds	174	—	—	174	60	114
Total	$25,684	$56	$(16)	$25,724	$7,020	$18,704

	Jan 29, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	$4,809	$—	$(12)	$4,797	$1,087	$3,710
Debt securities issued by the U.S. Treasury	4,185	1	(44)	4,142	—	4,142
Debt securities issued by U.S. government agencies	1,836	—	(2)	1,834	50	1,784
Money market funds	1,777	—	—	1,777	1,777	—
Certificates of deposit	365	—	—	365	134	231
Foreign government bonds	140	—	—	140	100	40
Total	$13,112	$1	$(58)	$13,055	$3,148	$9,907

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
The following tables provide the breakdown of unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Jan 28, 2024
	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
	(In millions)
Debt securities issued by the U.S. Treasury	$3,343	$(5)	$1,078	$(5)	$4,421	$(10)
Corporate debt securities	1,306	(3)	618	(2)	1,924	(5)
Debt securities issued by U.S. government agencies	670	(1)	—	—	670	(1)
Total	$5,319	$(9)	$1,696	$(7)	$7,015	$(16)

	Jan 29, 2023
	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(In millions)
Debt securities issued by the U.S. Treasury	$2,444	$(21)	$1,172	$(23)	$3,616	$(44)
Corporate debt securities	1,188	(7)	696	(5)	1,884	(12)
Debt securities issued by U.S. government agencies	1,307	(2)	—	—	1,307	(2)
Total	$4,939	$(30)	$1,868	$(28)	$6,807	$(58)
The gross unrealized losses are related to fixed income securities, driven primarily by changes in interest rates. Net realized gains and losses were not significant for all periods presented.
The amortized cost and estimated fair value of cash equivalents and marketable securities are shown below by contractual maturity.

	Jan 28, 2024		Jan 29, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(In millions)
Less than one year	$16,336	$16,329	$9,738	$9,708
Due in 1 - 5 years	9,348	9,395	3,374	3,347
Total	$25,684	$25,724	$13,112	$13,055

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Note 9 - Fair Value of Financial Assets and Liabilities and Investments in Non-Affiliated Entities
The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. We review fair value hierarchy classification on a quarterly basis.

		Fair Value at
	Pricing Category	Jan 28, 2024	Jan 29, 2023

		(In millions)
Assets
Cash equivalents and marketable securities:
Money market funds	Level 1	$3,031	$1,777
Corporate debt securities	Level 2	$10,152	$4,797
Debt securities issued by the U.S. Treasury	Level 2	$9,524	$4,142
Debt securities issued by U.S. government agencies	Level 2	$2,333	$1,834
Certificates of deposit	Level 2	$510	$365
Foreign government bonds	Level 2	$174	$140
Other assets (Investment in non-affiliated entities):
Publicly-held equity securities	Level 1	$225	$11

Liabilities (1)
0.309% Notes Due 2023	Level 2	$—	$1,230
0.584% Notes Due 2024	Level 2	$1,228	$1,185
3.20% Notes Due 2026	Level 2	$970	$966
1.55% Notes Due 2028	Level 2	$1,115	$1,099
2.85% Notes Due 2030	Level 2	$1,367	$1,364
2.00% Notes Due 2031	Level 2	$1,057	$1,044
3.50% Notes Due 2040	Level 2	$851	$870
3.50% Notes Due 2050	Level 2	$1,604	$1,637
3.70% Notes Due 2060	Level 2	$403	$410
(1)    These liabilities are carried on our Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount and issuance costs.
Investments in Non-Affiliated Entities
Our investments in non-affiliated entities include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term other assets on our Consolidated Balance Sheets at fair value with changes in fair value recorded in Other income and expense, net on our Consolidated Statements of Income. Marketable equity securities totaled $225 million and $11 million as of January 28, 2024 and January 29, 2023, respectively. The net unrealized and realized gains and losses of investments in marketable securities net were not significant for fiscal years 2024, 2023 and 2022.
Our non-marketable equity securities are recorded in long-term other assets on our Consolidated Balance Sheets. The carrying value of our non-marketable equity securities totaled $1.3 billion and $288 million as of January 28, 2024 and January 29, 2023, respectively. Gains and losses on these investments, realized and unrealized, are recognized in Other income and expense, net on our Consolidated Statements of Income.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Adjustments to the carrying value of our non-marketable equity securities accounted for under the measurement alternative were as follows:

Year Ended
Jan 28, 2024
(In millions)
Carrying amount as of Jan 29, 2023	$288
Adjustments related to non-marketable equity securities:
Net additions	859
Unrealized gains	194
Impairments and unrealized losses	(20)
Carrying amount as of Jan 28, 2024	$1,321

In the fourth quarter of fiscal year 2024, one of our private company investments completed a secondary equity raise that resulted in an unrealized gain of $178 million.
Net unrealized gains recognized for the year ended January 28, 2024 for non-marketable investments in non-affiliated entities still held as of January 28, 2024 were $174 million. Net unrealized and realized gains related to non-marketable equity securities were not significant for fiscal years 2023 and 2022.
The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses and impairments related to non-marketable equity securities accounted for under the measurement alternative:

Jan 28, 2024
(In millions)
Cumulative gross unrealized gains	$270
Cumulative gross unrealized losses and impairments	(45)
Note 10 - Balance Sheet Components
Two customers accounted for 24% and 11% of our accounts receivable balance as of January 28, 2024. Two customers accounted for 14% and 11% of our accounts receivable balance as of January 29, 2023.
Certain balance sheet components are as follows:

	Jan 28, 2024	Jan 29, 2023

	(In millions)
Inventories (1):
Raw materials	$1,719	$2,430
Work in-process	1,505	466
Finished goods	2,058	2,263
Total inventories	$5,282	$5,159
(1) In fiscal years 2024 and 2023, we recorded an inventory provision of $774 million and $1.0 billion, respectively, in cost of revenue.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)

	Jan 28, 2024	Jan 29, 2023	Estimated Useful Life

	(In millions)		(In years)
Property and Equipment:
Land	$218	$218	(A)
Buildings, leasehold improvements, and furniture	1,816	1,598	(B)
Equipment, compute hardware, and software	5,200	4,303	3-7
Construction in process	189	382	(C)
Total property and equipment, gross	7,423	6,501
Accumulated depreciation and amortization	(3,509)	(2,694)
Total property and equipment, net	$3,914	$3,807
(A)Land is a non-depreciable asset.
(B)The estimated useful lives of our buildings are up to thirty years. Leasehold improvements and finance leases are amortized based on the lesser of either the asset’s estimated useful life or the expected remaining lease term.
(C)Construction in process represents assets that are not available for their intended use as of the balance sheet date.
Depreciation expense for fiscal years 2024, 2023, and 2022 was $894 million, $844 million, and $611 million, respectively.
Accumulated amortization of leasehold improvements and finance leases was $400 million and $327 million as of January 28, 2024 and January 29, 2023, respectively.
Property, equipment and intangible assets acquired by assuming related liabilities during fiscal years 2024, 2023, and 2022 were $170 million, $374 million, and $258 million, respectively.

	Jan 28, 2024	Jan 29, 2023

Other assets:	(In millions)
Prepaid supply and capacity agreements (1)	$2,458	$2,989
Investments in non-affiliated entities	1,546	299
Prepaid royalties	364	387
Other	132	145
Total other assets	$4,500	$3,820
(1)As of January 28, 2024 and January 29, 2023, there was an additional $2.5 billion and $458 million of short-term prepaid supply and capacity agreements included in Prepaid expenses and other current assets, respectively.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)

	Jan 28, 2024	Jan 29, 2023

	(In millions)
Accrued and Other Current Liabilities:
Customer program accruals	$2,081	$1,196
Excess inventory purchase obligations (1)	1,655	954
Deferred revenue (2)	764	354
Accrued payroll and related expenses	675	530
Product warranty and return provisions	415	108
Taxes payable	296	467
Operating leases	228	176
Unsettled share repurchases	187	117
Licenses and royalties	182	149
Other	199	69
Total accrued and other current liabilities	$6,682	$4,120
(1)In fiscal years 2024 and 2023, we recorded an expense of approximately $1.4 billion and $1.1 billion, respectively, in cost of revenue for inventory purchase obligations in excess of our current demand projections, supplier charges and for penalties related to cancellations and underutilization.
(2)Deferred revenue primarily includes customer advances and deferrals related to support for hardware and software, license and development arrangements, and cloud services. $233 million and $35 million of the balance in fiscal 2024 and 2023 respectively, related to customer advances.

	Jan 28, 2024	Jan 29, 2023

	(In millions)
Other Long-Term Liabilities:
Income tax payable (1)	$1,361	$1,204
Deferred income tax	462	247
Deferred revenue (2)	573	218
Licenses payable	80	181
Other	65	63
Total other long-term liabilities	$2,541	$1,913
(1)Income tax payable is comprised of the long-term portion of the one-time transition tax payable, unrecognized tax benefits, and related interest and penalties.
(2)Deferred revenue primarily includes deferrals related to support for hardware and software.
Deferred Revenue
The following table shows the changes in deferred revenue during fiscal years 2024 and 2023.

	Jan 28, 2024	Jan 29, 2023

	(In millions)
Balance at beginning of period	$572	$502
Deferred revenue additions during the period	2,038	830
Revenue recognized during the period	(1,273)	(760)
Balance at end of period	$1,337	$572
Revenue recognized during fiscal year 2024 that was included in deferred revenue as of January 29, 2023 was $338 million. Revenue recognized during fiscal year 2023 that was included in deferred revenue as of January 30, 2022 was $282 million.
Revenue related to remaining performance obligations represents the contracted license and development arrangements and support for hardware and software. This includes deferred revenue currently recorded and amounts that will be

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
invoiced in future periods. Revenue allocated to remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, was $1.1 billion as of January 28, 2024. We expect to recognize approximately 40% of this revenue over the next twelve months and the remainder thereafter. This excludes revenue related to performance obligations for contracts with a length of one year or less.
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
The table below presents the notional value of our foreign currency forward contracts outstanding:

	Jan 28, 2024	Jan 29, 2023

	(In millions)
Designated as cash flow hedges	$1,168	$1,128
Non-designated hedges	$597	$366
The unrealized gains and losses or fair value of our foreign currency forward contracts was not significant as of January 28, 2024 and January 29, 2023.
As of January 28, 2024, all designated foreign currency forward contracts mature within 18 months. The expected realized gains and losses deferred into accumulated other comprehensive income or loss related to foreign currency forward contracts within the next twelve months was not significant.
During fiscal years 2024 and 2023, the impact of derivative financial instruments designated for hedge accounting treatment on other comprehensive income or loss was not significant and all such instruments were determined to be highly effective.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Note 12 - Debt
Long-Term Debt
The carrying value of our outstanding notes, the calendar year of maturity, and the associated interest rates were as follows:

	Expected Remaining Term (years)	Effective Interest Rate	Jan 28, 2024	Jan 29, 2023

			(In millions)
0.309% Notes Due 2023 (1)	—	0.41%	$—	$1,250
0.584% Notes Due 2024	0.4	0.66%	1,250	1,250
3.20% Notes Due 2026	2.6	3.31%	1,000	1,000
1.55% Notes Due 2028	4.4	1.64%	1,250	1,250
2.85% Notes Due 2030	6.2	2.93%	1,500	1,500
2.00% Notes Due 2031	7.4	2.09%	1,250	1,250
3.50% Notes Due 2040	16.2	3.54%	1,000	1,000
3.50% Notes Due 2050	26.2	3.54%	2,000	2,000
3.70% Notes Due 2060	36.2	3.73%	500	500
Unamortized debt discount and issuance costs			(41)	(47)
Net carrying amount			9,709	10,953
Less short-term portion			(1,250)	(1,250)
Total long-term portion			$8,459	$9,703
(1) In fiscal year 2024, we repaid the 0.309% Notes Due 2023.
All our notes are unsecured senior obligations. All existing and future liabilities of our subsidiaries will be effectively senior to the notes. Our notes pay interest semi-annually. We may redeem each of our notes prior to maturity, subject to a make-whole premium as defined in the applicable form of note.
As of January 28, 2024, we were in compliance with the required covenants, which are non-financial in nature, under the outstanding notes.
Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of January 28, 2024, we had no commercial paper outstanding.
Note 13 - Commitments and Contingencies
Purchase Obligations
Our purchase obligations reflect our commitments to purchase components used to manufacture our products, including long-term supply and capacity agreements, certain software and technology licenses, other goods and services and long-lived assets.
As of January 28, 2024, we had outstanding inventory purchase and long-term supply and capacity obligations totaling $16.1 billion. We enter into agreements with contract manufacturers that allow them to procure inventory based upon criteria as defined by us, and in certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed, but these changes may result in the payment of costs incurred through the date of cancellation. Other non-inventory purchase obligations were $4.6 billion, which includes $3.5 billion of multi-year cloud service agreements, primarily to support our research and development efforts.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Total future purchase commitments as of January 28, 2024 are as follows:

Commitments
(In millions)
Fiscal Year:
2025	$17,316
2026	1,143
2027	1,060
2028	770
2029 and thereafter	418
Total	$20,707
Accrual for Product Warranty Liabilities
The estimated amount of product warranty liabilities was $306 million and $82 million as of January 28, 2024 and January 29, 2023, respectively. The estimated product returns and estimated product warranty activity consisted of the following:

	Year Ended
	Jan 28, 2024	Jan 29, 2023	Jan 30, 2022
	(In millions)
Balance at beginning of period	$82	$46	$22
Additions	278	145	40
Utilization	(54)	(109)	(16)
Balance at end of period	$306	$82	$46
In fiscal years 2024 and 2023, the additions in product warranty liabilities primarily related to Compute & Networking segment.
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
Litigation
Securities Class Action and Derivative Lawsuits
The plaintiffs in the putative securities class action lawsuit, captioned 4:18-cv-07669-HSG, initially filed on December 21, 2018 in the United States District Court for the Northern District of California, and titled In Re NVIDIA Corporation Securities Litigation, filed an amended complaint on May 13, 2020. The amended complaint asserted that NVIDIA and certain NVIDIA executives violated Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and SEC Rule 10b-5, by making materially false or misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand between May 10, 2017 and November 14, 2018. Plaintiffs also alleged that the NVIDIA executives who they named as defendants violated Section 20(a) of the Exchange Act. Plaintiffs sought class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees and expert fees, and further relief as the Court may deem just and proper. On March 2, 2021, the district court granted NVIDIA’s motion to dismiss the complaint without leave to amend, entered judgment in favor of NVIDIA and closed the case. On March 30, 2021, plaintiffs filed an appeal from judgment in the United States Court of Appeals for the Ninth Circuit, case number 21-15604. On August 25, 2023, a majority of a three-judge Ninth Circuit panel affirmed in part and reversed in part the district court’s dismissal of the case, with a third judge dissenting on the basis that the district court did not err in dismissing the case. On November 15, 2023, the Ninth Circuit denied NVIDIA’s petition for rehearing en banc of the Ninth Circuit panel’s majority decision to reverse in part the dismissal of the case, which NVIDIA had filed on October 10, 2023. On November 21, 2023, NVIDIA filed a motion with the Ninth Circuit for a stay of the mandate pending NVIDIA’s petition for a writ of certiorari in the Supreme Court of the United States and the Supreme Court’s

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
resolution of the matter. On December 5, 2023, the Ninth Circuit granted NVIDIA’s motion to stay the mandate. NVIDIA’s deadline to file a petition for a writ of certiorari is March 4, 2024.
The putative derivative lawsuit pending in the United States District Court for the Northern District of California, captioned 4:19-cv-00341-HSG, initially filed January 18, 2019 and titled In re NVIDIA Corporation Consolidated Derivative Litigation, was stayed pending resolution of the plaintiffs’ appeal in the In Re NVIDIA Corporation Securities Litigation action. On February 22, 2022, the court administratively closed the case, but stated that it would reopen the case once the appeal in the In Re NVIDIA Corporation Securities Litigation action is resolved. Following the Ninth Circuit’s denial of NVIDIA’s petition for rehearing on November 15, 2023, the parties are conferring regarding the next steps in this derivative matter. The lawsuit asserts claims, purportedly on behalf of us, against certain officers and directors of the Company for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act based on the dissemination of allegedly false and misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand. The plaintiffs are seeking unspecified damages and other relief, including reforms and improvements to NVIDIA’s corporate governance and internal procedures.
The putative derivative actions initially filed September 24, 2019 and pending in the United States District Court for the District of Delaware, Lipchitz v. Huang, et al. (Case No. 1:19-cv-01795-UNA) and Nelson v. Huang, et. al. (Case No. 1:19-cv-01798- UNA), remain stayed pending resolution of the plaintiffs’ appeal in the In Re NVIDIA Corporation Securities Litigation action. Following the Ninth Circuit’s denial of NVIDIA’s petition for rehearing on November 15, 2023, the parties are conferring regarding the next steps in these derivative matters. The lawsuits assert claims, purportedly on behalf of us, against certain officers and directors of the Company for breach of fiduciary duty, unjust enrichment, insider trading, misappropriation of information, corporate waste and violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act based on the dissemination of allegedly false, and misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand. The plaintiffs seek unspecified damages and other relief, including disgorgement of profits from the sale of NVIDIA stock and unspecified corporate governance measures.
Another putative derivative action was filed on October 30, 2023 in the Court of Chancery of the State of Delaware, captioned Horanic v. Huang, et al. (Case No. 2023-1096-KSJM). This lawsuit asserts claims, purportedly on behalf of us, against certain officers and directors of the Company for breach of fiduciary duty and insider trading based on the dissemination of allegedly false and misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand. The plaintiffs seek unspecified damages and other relief, including disgorgement of profits from the sale of NVIDIA stock and reform of unspecified corporate governance measures. This derivative matter is stayed pending the final resolution of In Re NVIDIA Corporation Securities Litigation action.
Accounting for Loss Contingencies
As of January 28, 2024, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, except as specifically described above, any possible loss or range of loss in these matters cannot be reasonably estimated at this time. We are engaged in legal actions not described above arising in the ordinary course of business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Note 14 - Income Taxes
The income tax expense (benefit) applicable to income before income taxes consists of the following:

	Year Ended
	Jan 28, 2024	Jan 29, 2023	Jan 30, 2022

	(In millions)
Current income taxes:
Federal	$5,710	$1,703	$482
State	335	46	42
Foreign	502	228	71
Total current	6,547	1,977	595
Deferred income taxes:
Federal	(2,499)	(2,165)	(420)
State	(206)	—	—
Foreign	216	1	14
Total deferred	(2,489)	(2,164)	(406)
Income tax expense (benefit)	$4,058	$(187)	$189
Income before income tax consists of the following:

	Year Ended
	Jan 28, 2024	Jan 29, 2023	Jan 30, 2022

	(In millions)
U.S.	$29,495	$3,477	$8,446
Foreign	4,323	704	1,495
Income before income tax	$33,818	$4,181	$9,941
The income tax expense (benefit) differs from the amount computed by applying the U.S. federal statutory rate of 21% to income before income taxes as follows:

	Year Ended
	Jan 28, 2024		Jan 29, 2023		Jan 30, 2022

	(In millions, except percentages)
Tax expense computed at federal statutory rate	$7,102	21.0%	$878	21.0%	$2,088	21.0%
Expense (benefit) resulting from:
State income taxes, net of federal tax effect	120	0.4%	50	1.2%	42	0.4%
Foreign-derived intangible income	(1,408)	(4.2)%	(739)	(17.7)%	(520)	(5.2)%
Stock-based compensation	(741)	(2.2)%	(309)	(7.4)%	(337)	(3.4)%
Foreign tax rate differential	(467)	(1.4)%	(83)	(2.0)%	(497)	(5.0)%
U.S. federal research and development tax credit	(431)	(1.3)%	(278)	(6.6)%	(289)	(2.9)%
Acquisition termination cost	—	—%	261	6.2%	—	—%
IP domestication	—	—%	—	—%	(244)	(2.5)%
Other	(117)	(0.3)%	33	0.8%	(54)	(0.5)%
Income tax expense (benefit)	$4,058	12.0%	$(187)	(4.5)%	$189	1.9%

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
The tax effect of temporary differences that gives rise to significant portions of the deferred tax assets and liabilities are presented below:

	Jan 28, 2024	Jan 29, 2023

	(In millions)
Deferred tax assets:
Capitalized research and development expenditure	$3,376	$1,859
GILTI deferred tax assets	1,576	800
Accruals and reserves, not currently deductible for tax purposes	1,121	686
Research and other tax credit carryforwards	936	951
Net operating loss and capital loss carryforwards	439	409
Operating lease liabilities	263	193
Stock-based compensation	106	99
Property, equipment and intangible assets	4	66
Other deferred tax assets	179	91
Gross deferred tax assets	8,000	5,154
Less valuation allowance	(1,552)	(1,484)
Total deferred tax assets	6,448	3,670
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	(502)	(228)
Operating lease assets	(255)	(179)
Acquired intangibles	(74)	(115)
Gross deferred tax liabilities	(831)	(522)
Net deferred tax asset (1)	$5,617	$3,148
(1) Net deferred tax asset includes long-term deferred tax assets of $6.1 billion and $3.4 billion and long-term deferred tax liabilities of $462 million and $247 million for fiscal years 2024 and 2023, respectively. Long-term deferred tax liabilities are included in other long-term liabilities on our Consolidated Balance Sheets.
As of January 28, 2024, we intend to indefinitely reinvest approximately $1.1 billion and $250 million of cumulative undistributed earnings held by certain subsidiaries in Israel and the United Kingdom, respectively. We have not provided the amount of unrecognized deferred tax liabilities for temporary differences related to these investments as the determination of such amount is not practicable.
As of January 28, 2024 and January 29, 2023, we had a valuation allowance of $1.6 billion and $1.5 billion, respectively, related to capital loss carryforwards, and certain state and other deferred tax assets that management determined are not likely to be realized due, in part, to jurisdictional projections of future taxable income, including capital gains. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax assets as income tax benefits during the period.
As of January 28, 2024, we had U.S. federal, state and foreign net operating loss carryforwards of $315 million, $342 million and $361 million, respectively. The federal and state carryforwards will begin to expire in fiscal years 2026 and 2025, respectively. The foreign net operating loss carryforwards of $361 million may be carried forward indefinitely. As of January 28, 2024, we had federal research tax credit carryforwards of $31 million, before the impact of uncertain tax positions, that will begin to expire in fiscal year 2025. We have state research tax credit carryforwards of $1.6 billion, before the impact of uncertain tax positions. $1.5 billion is attributable to the State of California and may be carried over indefinitely and $75 million is attributable to various other states and will begin to expire in fiscal year 2025. As of January 28, 2024, we had federal capital loss carryforwards of $1.4 billion that will begin to expire in fiscal year 2025.
Our tax attributes remain subject to audit and may be adjusted for changes or modification in tax laws, other authoritative interpretations thereof, or other facts and circumstances. Utilization of tax attributes may also be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state and foreign tax provisions. If any such limitations apply, the tax attributes may expire or be denied before utilization.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
A reconciliation of gross unrecognized tax benefits is as follows:

	Jan 28, 2024	Jan 29, 2023	Jan 30, 2022

	(In millions)
Balance at beginning of period	$1,238	$1,013	$776
Increases in tax positions for current year	616	268	246
Increases in tax positions for prior years	87	1	14
Decreases in tax positions for prior years	(148)	(15)	(4)
Settlements	(104)	(9)	(8)
Lapse in statute of limitations	(19)	(20)	(11)
Balance at end of period	$1,670	$1,238	$1,013
Included in the balance of unrecognized tax benefits as of January 28, 2024 are $1.0 billion of tax benefits that would affect our effective tax rate if recognized.
We classify an unrecognized tax benefit as a current liability, or amount refundable, to the extent that we anticipate payment or receipt of cash for income taxes within one year. The amount is classified as a long-term liability, or reduction of long-term amount refundable, if we anticipate payment or receipt of cash for income taxes during a period beyond a year.
We include interest and penalties related to unrecognized tax benefits as a component of income tax expense. We recognized net interest and penalties related to unrecognized tax benefits in the income tax expense line of our consolidated statements of income of $42 million, $33 million, and $14 million during fiscal years 2024, 2023 and 2022, respectively. As of January 28, 2024 and January 29, 2023, we have accrued $140 million and $95 million, respectively, for the payment of interest and penalties related to unrecognized tax benefits, which is not included as a component of our gross unrecognized tax benefits.
While we believe that we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of January 28, 2024, we have not identified any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.
We are subject to taxation by taxing authorities both in the United States and other countries. As of January 28, 2024, the significant tax jurisdictions that may be subject to examination include the United States for fiscal years after 2020, as well as China, Germany, Hong Kong, India, Israel, Taiwan, and the United Kingdom for fiscal years 2005 through 2023. As of January 28, 2024, the significant tax jurisdictions for which we are currently under examination include Germany, India, Israel, and Taiwan for fiscal years 2005 through 2023.
Note 15 - Shareholders’ Equity
Capital Return Program
In August 2023, our Board of Directors approved an increase to our share repurchase program of an additional $25.0 billion, without expiration. During fiscal year 2024, we repurchased 21 million shares of our common stock for $9.7 billion. As of January 28, 2024, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $22.5 billion. From January 29, 2024 through February 16, 2024, we repurchased 2.8 million shares for $1.9 billion pursuant to a Rule 10b5-1 trading plan. Our share repurchase program aims to offset dilution from shares issued to employees. We may pursue additional share repurchases as we weigh market factors and other investment opportunities.
During fiscal years 2024, 2023, and 2022, we paid $395 million, $398 million, and $399 million in cash dividends to our shareholders, respectively. Our cash dividend program and the payment of future cash dividends under that program are subject to our Board of Directors' continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.
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

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Note 16 - Employee Retirement Plans
We provide tax-qualified defined contribution plans to eligible employees in the U.S. and certain other countries. Our contribution expense for fiscal years 2024, 2023, and 2022 was $255 million, $227 million, and $168 million, respectively.
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

	Compute & Networking	Graphics	All Other	Consolidated

	(In millions)
Year Ended Jan 28, 2024:
Revenue	$47,405	$13,517	$—	$60,922
Operating income (loss)	$32,016	$5,846	$(4,890)	$32,972

Year Ended Jan 29, 2023:
Revenue	$15,068	$11,906	$—	$26,974
Operating income (loss)	$5,083	$4,552	$(5,411)	$4,224

Year Ended Jan 30, 2022:
Revenue	$11,046	$15,868	$—	$26,914
Operating income (loss)	$4,598	$8,492	$(3,049)	$10,041

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)

	Year Ended
	Jan 28, 2024	Jan 29, 2023	Jan 30, 2022

	(In millions)
Reconciling items included in "All Other" category:
Stock-based compensation expense	$(3,549)	$(2,710)	$(2,004)
Unallocated cost of revenue and operating expenses	(728)	(595)	(399)
Acquisition-related and other costs	(583)	(674)	(636)
IP-related and legal settlement costs	(40)	(23)	(10)
Restructuring costs and other	—	(54)	—
Acquisition termination cost	—	(1,353)	—
Other	10	(2)	—
Total	$(4,890)	$(5,411)	$(3,049)
Revenue by geographic areas is designated based upon the billing location of the customer. End customer location may be different than our customer’s billing location. Revenue by geographic areas was as follows:

	Year Ended
	Jan 28, 2024	Jan 29, 2023	Jan 30, 2022

Revenue:	(In millions)
United States	$26,966	$8,292	$4,349
Taiwan	13,405	6,986	8,544
China (including Hong Kong)	10,306	5,785	7,111
Other countries	10,245	5,911	6,910
Total revenue	$60,922	$26,974	$26,914
Revenue from sales to customers outside of the United States accounted for 56%, 69%, and 84% of total revenue for fiscal years 2024, 2023, and 2022, respectively. The increase in revenue to the United States for fiscal year 2024 was primarily due to higher U.S.-based Compute & Networking segment demand.
Sales to one customer represented 13% of total revenue for fiscal year 2024, which was attributable to the Compute & Networking segment. No customer represented 10% or more of total revenue for fiscal years 2023 and 2022.
The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Year Ended
	Jan 28, 2024	Jan 29, 2023	Jan 30, 2022

Revenue:	(In millions)
Data Center	$47,525	$15,005	$10,613
Gaming	10,447	9,067	12,462
Professional Visualization	1,553	1,544	2,111
Automotive	1,091	903	566
OEM and Other	306	455	1,162
Total revenue	$60,922	$26,974	$26,914

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
The following table presents summarized information for long-lived assets by country. Long-lived assets consist of property and equipment and exclude other assets, operating lease assets, goodwill, and intangible assets.

	Jan 28, 2024	Jan 29, 2023

Long-lived assets:	(In millions)
United States	$2,595	$2,587
Taiwan	773	702
Israel	325	283
Other countries	221	235
Total long-lived assets	$3,914	$3,807

NVIDIA Corporation and Subsidiaries
Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period

	(In millions)
Fiscal year 2024
Allowance for doubtful accounts	$4	$—	(1)	$—	(1)	$4
Sales return allowance	$26	$213	(2)	$(130)	(4)	$109
Deferred tax valuation allowance	$1,484	$162	(3)	$(94)	(3)	$1,552
Fiscal year 2023
Allowance for doubtful accounts	$4	$—	(1)	$—	(1)	$4
Sales return allowance	$13	$104	(2)	$(91)	(4)	$26
Deferred tax valuation allowance	$907	$577	(3)	$—		$1,484
Fiscal year 2022
Allowance for doubtful accounts	$4	$—	(1)	$—	(1)	$4
Sales return allowance	$17	$19	(2)	$(23)	(4)	$13
Deferred tax valuation allowance	$728	$179	(3)	$—		$907
(1)Additions represent either expense or acquired balances and deductions represent write-offs.
(2)Additions represent estimated product returns charged as a reduction to revenue or an acquired balance.
(3)Additional valuation allowance on deferred tax assets not likely to be realized. Additions represent additional valuation allowance on capital loss carryforwards, and certain state and other deferred tax assets. Deductions represent the release of valuation allowance on certain state deferred tax assets. Refer to Note 14 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
(4)Represents sales returns.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated March 10, 2019, by and among NVIDIA Corporation, NVIDIA International Holdings Inc., Mellanox Technologies Ltd. and Teal Barvaz Ltd.	8-K	2.1	3/11/2019
2.2^	Share Purchase Agreement, dated September 13, 2020, by and among NVIDIA, NVIDIA Holdings, Arm, SoftBank, and Vision Fund	8-K	2.1	9/14/2020
3.1	Restated Certificate of Incorporation	10-K	3.1	3/18/2022
3.2	Amendment to Restated Certificate of Incorporation of NVIDIA Corporation	8-K	3.1	6/6/2022
3.3	Bylaws of NVIDIA Corporation, Amended and Restated as of March 2, 2023	8-K	3.1	3/8/2023
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2	Specimen Stock Certificate	S-1/A	4.2	4/24/1998
4.3	Indenture, dated as of September 16, 2016, by and between the Company and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as Trustee	8-K	4.1	9/16/2016
4.4	Officers’ Certificate, dated as of September 16, 2016	8-K	4.2	9/16/2016
4.5	Form of 2026 Note	8-K	Annex B-1 to Exhibit 4.2	9/16/2016
4.6	Description of Securities	10-K	4.6	2/24/2023
4.7	Officers’ Certificate, dated as of March 31, 2020	8-K	4.2	3/31/2020
4.8	Form of 2030 Note	8-K	Annex A-1 to Exhibit 4.2	3/31/2020
4.9	Form of 2040 Note	8-K	Annex B-1 to Exhibit 4.2	3/31/2020
4.10	Form of 2050 Note	8-K	Annex C-1 to Exhibit 4.2	3/31/2020
4.11	Form of 2060 Note	8-K	Annex D-1 to Exhibit 4.2	3/31/2020
4.12	Officers' Certificate, dated as of June 16, 2021	8-K	4.2	6/16/2021
4.13	Form of 2023 Note	8-K	Annex A-1 to Exhibit 4.2	6/16/2021
4.14	Form of 2024 Note	8-K	Annex B-1 to Exhibit 4.2	6/16/2021
4.15	Form of 2028 Note	8-K	Annex C-1 to Exhibit 4.2	6/16/2021
4.16	Form of 2031 Note	8-K	Annex D-1 to Exhibit 4.2	6/16/2021
10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	10.1	3/7/2006
10.2+	Amended and Restated 2007 Equity Incentive Plan	10-K	10.2	2/24/2023
10.3+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Deferred Restricted Stock Unit Grant Notice and Deferred Restricted Stock Unit Agreement (2016)	10-K	10.26	3/12/2015
10.4+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (2016)	10-K	10.27	3/12/2015
10.5+	Amended and Restated 2007 Equity Incentive Plan - Global Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement (2019)	8-K	10.1	3/11/2019
10.6+	Amended and Restated 2007 Equity Incentive Plan – Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2020)	10-Q	10.2	5/21/2020

10.7+	Amended and Restated 2007 Equity Incentive Plan – Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2021)	10-Q	10.2	5/26/2021
10.8+	Amended and Restated 2007 Equity Incentive Plan – Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2022)	10-K	10.16	3/18/2022
10.9+	Amended and Restated 2007 Equity Incentive Plan – Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2023)	10-K	10.14	2/24/2023
10.10+	Amended and Restated 2012 Employee Stock Purchase Plan	10-Q	10.2	8/20/2021
10.11+	Variable Compensation Plan - Fiscal Year 2023	8-K	10.1	3/9/2022
10.12+	Variable Compensation Plan - Fiscal Year 2024	8-K	10.1	3/8/2023
10.13	Form of Commercial Paper Dealer Agreement between NVIDIA Corporation, as Issuer, and the Dealer party thereto	8-K	10.1	12/15/2017
21.1*	Subsidiaries of Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
97.1+*	Compensation Recovery Policy, as amended and restated November 30, 2023
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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
Copies of above exhibits not contained herein are available to any shareholder upon written request to:
Investor Relations: NVIDIA Corporation, 2788 San Tomas Expressway, Santa Clara, CA 95051
Item 16. Form 10-K Summary
Not Applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2024.

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

Signature	Title	Date
/s/ JEN-HSUN HUANG	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2024
Jen-Hsun Huang
/s/ COLETTE M. KRESS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2024
Colette M. Kress
/s/ DONALD ROBERTSON	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2024
Donald Robertson
/s/ ROBERT BURGESS	Director	February 21, 2024
Robert Burgess
/s/ TENCH COXE	Director	February 21, 2024
Tench Coxe
/s/ JOHN O. DABIRI	Director	February 21, 2024
John O. Dabiri
/s/ PERSIS DRELL	Director	February 21, 2024
Persis Drell
/s/ DAWN HUDSON	Director	February 21, 2024
Dawn Hudson
/s/ HARVEY C. JONES	Director	February 21, 2024
Harvey C. Jones
/s/ MELISSA B. LORA	Director	February 21, 2024
Melissa B. Lora
/s/ MICHAEL MCCAFFERY	Director	February 21, 2024
Michael McCaffery
/s/ STEPHEN C. NEAL	Director	February 21, 2024
Stephen C. Neal
/s/ MARK L. PERRY	Director	February 21, 2024
Mark L. Perry
/s/ A. BROOKE SEAWELL	Director	February 21, 2024
A. Brooke Seawell
/s/ AARTI SHAH	Director	February 21, 2024
Aarti Shah
/s/ MARK STEVENS	Director	February 21, 2024
Mark Stevens