Form 10-Q
period 2024-04-28
NVIDIA CORP
filed 2024-05-29
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.001 par value, outstanding as of May 24, 2024, was 2.46 billion.

NVIDIA Corporation
Form 10-Q
For the Quarter Ended April 28, 2024
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
NVIDIA Corporate Blog (http://blogs.nvidia.com)
NVIDIA Technical Blog (http://developer.nvidia.com/blog/)
NVIDIA LinkedIn Page (http://www.linkedin.com/company/nvidia)
NVIDIA Facebook Page (https://www.facebook.com/nvidia)
NVIDIA Instagram Page (https://www.instagram.com/nvidia)
NVIDIA X Account (https://x.com/nvidia)
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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	Apr 28, 2024	Apr 30, 2023

Revenue	$26,044	$7,192
Cost of revenue	5,638	2,544
Gross profit	20,406	4,648
Operating expenses
Research and development	2,720	1,875
Sales, general and administrative	777	633
Total operating expenses	3,497	2,508
Operating income	16,909	2,140
Interest income	359	150
Interest expense	(64)	(66)
Other, net	75	(15)
Other income (expense), net	370	69
Income before income tax	17,279	2,209
Income tax expense	2,398	166
Net income	$14,881	$2,043

Net income per share:
Basic	$6.04	$0.83
Diluted	$5.98	$0.82

Weighted average shares used in per share computation:
Basic	2,462	2,470
Diluted	2,489	2,490

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended
	Apr 28, 2024	Apr 30, 2023

Net income	$14,881	$2,043
Other comprehensive loss, net of tax
Available-for-sale securities:
Net change in unrealized gain (loss)	(128)	17
Cash flow hedges:
Net change in unrealized loss	(4)	(13)
Reclassification adjustments for net realized loss included in net income	(4)	(11)
Net change in unrealized loss	(8)	(24)
Other comprehensive loss, net of tax	(136)	(7)
Total comprehensive income	$14,745	$2,036

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In millions)
(Unaudited)

	Apr 28, 2024	Jan 28, 2024
Assets
Current assets:
Cash and cash equivalents	$7,587	$7,280
Marketable securities	23,851	18,704
Accounts receivable, net	12,365	9,999
Inventories	5,864	5,282
Prepaid expenses and other current assets	4,062	3,080
Total current assets	53,729	44,345
Property and equipment, net	4,006	3,914
Operating lease assets	1,532	1,346
Goodwill	4,453	4,430
Intangible assets, net	986	1,112
Deferred income tax assets	7,798	6,081
Other assets	4,568	4,500
Total assets	$77,072	$65,728

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,715	$2,699
Accrued and other current liabilities	11,258	6,682
Short-term debt	1,250	1,250
Total current liabilities	15,223	10,631
Long-term debt	8,460	8,459
Long-term operating lease liabilities	1,281	1,119
Other long-term liabilities	2,966	2,541
Total liabilities	27,930	22,750
Commitments and contingencies - see Note 12
Shareholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	12,651	13,132
Accumulated other comprehensive income (loss)	(109)	27
Retained earnings	36,598	29,817
Total shareholders' equity	49,142	42,978
Total liabilities and shareholders' equity	$77,072	$65,728

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
For the Three Months Ended April 28, 2024 and April 30, 2023
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
(In millions, except per share data)
Balances, Jan 28, 2024	2,464	$2	$13,132	$27	$29,817	$42,978
Net income	—	—	—	—	14,881	14,881
Other comprehensive loss	—	—	—	(136)	—	(136)
Issuance of common stock from stock plans	7	—	285	—	—	285
Tax withholding related to vesting of restricted stock units	(2)	—	(1,752)	—	—	(1,752)
Shares repurchased	(10)	—	(33)	—	(8,002)	(8,035)
Cash dividends declared and paid ($0.04 per common share)	—	—	—	—	(98)	(98)
Stock-based compensation	—	—	1,019	—	—	1,019
Balances, Apr 28, 2024	2,459	$2	$12,651	$(109)	$36,598	$49,142
Balances, Jan 29, 2023	2,466	$2	$11,971	$(43)	$10,171	$22,101
Net income	—	—	—	—	2,043	2,043
Other comprehensive loss	—	—	—	(7)	—	(7)
Issuance of common stock from stock plans	9	—	246	—	—	246
Tax withholding related to vesting of restricted stock units	(2)	—	(507)	—	—	(507)
Cash dividends declared and paid ($0.04 per common share)	—	—	—	—	(99)	(99)
Stock-based compensation	—	—	743	—	—	743
Balances, Apr 30, 2023	2,473	$2	$12,453	$(50)	$12,115	$24,520
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	Apr 28, 2024	Apr 30, 2023
Cash flows from operating activities:
Net income	$14,881	$2,043
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,011	735
Depreciation and amortization	410	384
Realized and unrealized (gains) losses on investments in non-affiliated entities, net	(69)	14
Deferred income taxes	(1,577)	(1,135)
Other	(145)	(34)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,366)	(252)
Inventories	(577)	566
Prepaid expenses and other assets	(726)	(215)
Accounts payable	(22)	11
Accrued and other current liabilities	4,202	689
Other long-term liabilities	323	105
Net cash provided by operating activities	15,345	2,911
Cash flows from investing activities:
Proceeds from maturities of marketable securities	4,004	2,512
Proceeds from sales of marketable securities	149	—
Purchases of marketable securities	(9,303)	(2,801)
Purchases related to property and equipment and intangible assets	(369)	(248)
Acquisitions, net of cash acquired	(39)	(83)
Investments in non-affiliated entities	(135)	(221)
Net cash used in investing activities	(5,693)	(841)
Cash flows from financing activities:
Proceeds related to employee stock plans	285	246
Payments related to repurchases of common stock	(7,740)	—
Payments related to tax on restricted stock units	(1,752)	(507)
Dividends paid	(98)	(99)
Principal payments on property and equipment and intangible assets	(40)	(20)
Net cash used in financing activities	(9,345)	(380)
Change in cash and cash equivalents	307	1,690
Cash and cash equivalents at beginning of period	7,280	3,389
Cash and cash equivalents at end of period	$7,587	$5,079
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. The January 28, 2024 consolidated balance sheet was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024, as filed with the SEC, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of results of operations and financial position, have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024.
Significant Accounting Policies
There have been no material changes to our significant accounting policies disclosed in Note 1 - Organization and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024.
Fiscal Year
We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2025 and 2024 are both 52-week years. The first quarters of fiscal years 2025 and 2024 were both 13-week quarters.
Principles of Consolidation
Our condensed consolidated financial statements include the accounts of NVIDIA Corporation and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from our estimates. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, cash equivalents and marketable securities, accounts receivable, inventories and product purchase commitments, income taxes, goodwill, stock-based compensation, litigation, investigation and settlement costs, property, plant, and equipment, and other contingencies. These estimates are based on historical facts and various other assumptions that we believe are reasonable.
Recently Issued Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board, or FASB, issued a new accounting standard to provide for additional disclosures about significant expenses in operating segments. The standard is effective for our annual reporting starting with fiscal year 2025 and for interim period reporting starting in fiscal year 2026 retrospectively. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
In December 2023, the FASB issued a new accounting standard which provides for new and updated income tax disclosures, including disaggregation of rate reconciliation and income taxes paid. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied prospectively, with retrospective application permitted. We expect to adopt this standard in our annual reporting starting with fiscal year 2026. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 2 - Leases
Our lease obligations primarily consist of operating leases for our headquarters complex, domestic and international office facilities, and data center space, with lease periods expiring between fiscal years 2025 and 2035.
Future minimum lease payments under our non-cancelable operating leases as of April 28, 2024 were as follows:

Operating Lease Obligations
(In millions)
Fiscal Year:
2025 (excluding first quarter of fiscal year 2025)	$221
2026	306
2027	290
2028	270
2029	236
2030 and thereafter	410
Total	1,733
Less imputed interest	206
Present value of net future minimum lease payments	1,527
Less short-term operating lease liabilities	246
Long-term operating lease liabilities	$1,281
In addition, we have operating leases, primarily for our data centers, that are expected to commence during fiscal year 2025 with lease terms of 2 to 11 years for $923 million.
Operating lease expenses were $80 million and $59 million for the first quarter of fiscal years 2025 and 2024, respectively. Short-term and variable lease expenses for the first quarter of fiscal years 2025 and 2024 were not significant.
Other information related to leases was as follows:

	Three Months Ended
	Apr 28, 2024	Apr 30, 2023

	(In millions)
Supplemental cash flows information
Operating cash flows used for operating leases	$69	$61
Operating lease assets obtained in exchange for lease obligations	250	106
As of April 28, 2024, our operating leases had a weighted average remaining lease term of 6.3 years and a weighted average discount rate of 3.89%. As of January 28, 2024, our operating leases had a weighted average remaining lease term of 6.1 years and a weighted average discount rate of 3.76%.

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
Our Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts capitalized into inventory and subsequently recognized to cost of revenue, as follows:

	Three Months Ended
	Apr 28, 2024	Apr 30, 2023

	(In millions)
Cost of revenue	$36	$27
Research and development	727	524
Sales, general and administrative	248	184
Total	$1,011	$735
Equity Award Activity
The following is a summary of our equity award transactions under our equity incentive plans:

	RSUs, PSUs, and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

	(In millions, except per share data)
Balances, Jan 28, 2024	37	$245.94
Granted	7	$801.79
Vested	(6)	$176.59
Balances, Apr 28, 2024	38	$361.45
As of April 28, 2024, there was $13.2 billion of aggregate unearned stock-based compensation expense. This amount is expected to be recognized over a weighted average period of 2.6 years for RSUs, PSUs, and market-based PSUs, and 0.8 years for ESPP.
Note 4 - Net Income Per Share
The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended
	Apr 28, 2024	Apr 30, 2023

	(In millions, except per share data)
Numerator:
Net income	$14,881	$2,043
Denominator:
Basic weighted average shares	2,462	2,470
Dilutive impact of outstanding equity awards	27	20
Diluted weighted average shares	2,489	2,490
Net income per share:
Basic (1)	$6.04	$0.83
Diluted (2)	$5.98	$0.82
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	6	4
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
Note 5 - Income Taxes
Income tax expense was $2.4 billion and $166 million for the first quarter of fiscal years 2025 and 2024, respectively. Income tax expense as a percentage of income before income tax was 13.9% and 7.5% for the first quarter of fiscal years 2025 and 2024, respectively.

The effective tax rate increased primarily due to a decreased effect of tax benefits from the foreign-derived intangible income deduction and stock-based compensation relative to the increase in income before income tax.

Our effective tax rates for the first quarter of fiscal years 2025 and 2024 were lower than the U.S. federal statutory rate of 21% due to tax benefits from stock-based compensation, the foreign-derived intangible income deduction, income earned in jurisdictions that are subject to taxes lower than the U.S. federal statutory tax rate, and the U.S. federal research tax credit.

While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon review, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of April 28, 2024, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next 12 months.
Note 6 - Cash Equivalents and Marketable Securities
Our cash equivalents and marketable securities related to publicly held debt securities are classified as “available-for-sale” debt securities.
The following is a summary of cash equivalents and marketable securities:

	Apr 28, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	$11,397	$3	$(43)	$11,357	$733	$10,624
Debt securities issued by the U.S. Treasury	11,314	—	(62)	11,252	886	10,366
Money market funds	5,374	—	—	5,374	5,374	—
Debt securities issued by U.S. government agencies	2,826	—	(7)	2,819	189	2,630
Certificates of deposit	286	—	—	286	69	217
Foreign government bonds	14	—	—	14	—	14
Total	$31,211	$3	$(112)	$31,102	$7,251	$23,851

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Jan 28, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	$10,126	$31	$(5)	$10,152	$2,231	$7,921
Debt securities issued by the U.S. Treasury	9,517	17	(10)	9,524	1,315	8,209
Money market funds	3,031	—	—	3,031	3,031	—
Debt securities issued by U.S. government agencies	2,326	8	(1)	2,333	89	2,244
Certificates of deposit	510	—	—	510	294	216
Foreign government bonds	174	—	—	174	60	114
Total	$25,684	$56	$(16)	$25,724	$7,020	$18,704
The following tables provide the breakdown of unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Apr 28, 2024
	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(In millions)
Debt securities issued by the U.S. Treasury	$9,720	$(60)	$756	$(2)	$10,476	$(62)
Corporate debt securities	6,943	(42)	188	(1)	7,131	(43)
Debt securities issued by U.S. government agencies	2,391	(7)	—	—	2,391	(7)
Total	$19,054	$(109)	$944	$(3)	$19,998	$(112)

	Jan 28, 2024
	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(In millions)
Debt securities issued by the U.S. Treasury	$3,343	$(5)	$1,078	$(5)	$4,421	$(10)
Corporate debt securities	1,306	(3)	618	(2)	1,924	(5)
Debt securities issued by U.S. government agencies	670	(1)	—	—	670	(1)
Total	$5,319	$(9)	$1,696	$(7)	$7,015	$(16)
The gross unrealized losses are related to fixed income securities, driven primarily by changes in interest rates. Net realized gains and losses were not significant for all periods presented.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The amortized cost and estimated fair value of cash equivalents and marketable securities are shown below by contractual maturity.

	Apr 28, 2024		Jan 28, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(In millions)
Less than one year	$16,811	$16,800	$16,336	$16,329
Due in 1 - 5 years	14,400	14,302	9,348	9,395
Total	$31,211	$31,102	$25,684	$25,724
Note 7 - Fair Value of Financial Assets and Liabilities and Investments in Non-Affiliated Entities
The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. We review fair value hierarchy classification on a quarterly basis.

	Pricing Category	Fair Value at
		Apr 28, 2024	Jan 28, 2024

		(In millions)
Assets
Cash equivalents and marketable securities:
Money market funds	Level 1	$5,374	$3,031
Corporate debt securities	Level 2	$11,357	$10,152
Debt securities issued by the U.S. Treasury	Level 2	$11,252	$9,524
Debt securities issued by U.S. government agencies	Level 2	$2,819	$2,333
Certificates of deposit	Level 2	$286	$510
Foreign government bonds	Level 2	$14	$174
Other assets (Investments in non-affiliated entities):
Publicly-held equity securities	Level 1	$287	$225

Liabilities (1)
0.584% Notes Due 2024	Level 2	$1,242	$1,228
3.20% Notes Due 2026	Level 2	$960	$970
1.55% Notes Due 2028	Level 2	$1,096	$1,115
2.85% Notes Due 2030	Level 2	$1,331	$1,367
2.00% Notes Due 2031	Level 2	$1,026	$1,057
3.50% Notes Due 2040	Level 2	$805	$851
3.50% Notes Due 2050	Level 2	$1,487	$1,604
3.70% Notes Due 2060	Level 2	$368	$403

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
Our marketable equity securities have readily determinable fair values and are recorded in long-term other assets on our Condensed Consolidated Balance Sheets at fair value with changes in fair value recorded in Other income and expense, net on our Condensed Consolidated Statements of Income. Marketable equity securities totaled $287 million and $225 million as of April 28, 2024 and January 28, 2024, respectively. The net unrealized and realized gains and losses of investments in marketable securities were not significant for the first quarter of fiscal years 2025 and 2024.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Our non-marketable equity securities are recorded in long-term other assets on our Condensed Consolidated Balance Sheets and valued under the measurement alternative. The carrying value of our non-marketable equity securities totaled $1.5 billion and $1.3 billion as of April 28, 2024 and January 28, 2024, respectively. Gains and losses on these investments, realized and unrealized, are recognized in Other income and expense, net on our Condensed Consolidated Statements of Income.
Adjustments to the carrying value of our non-marketable equity securities during the first quarter of fiscal years 2025 and 2024 were as follows:

	Apr 28, 2024	Apr 30, 2023
	(In millions)
Balance at beginning of period	$1,321	$288
Adjustments related to non-marketable equity securities:
Net additions	127	221
Unrealized gains	15	—
Impairments and unrealized losses	—	(13)
Balance at end of period	$1,463	$496
The following table summarizes the cumulative gross unrealized gains, losses and impairments related to non-marketable equity securities:

Apr 28, 2024
(In millions)
Cumulative gross unrealized gains	$285
Cumulative gross impairments and unrealized losses	(45)
Note 8 - Amortizable Intangible Assets and Goodwill
The components of our amortizable intangible assets are as follows:

	Apr 28, 2024			Jan 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In millions)
Acquisition-related intangible assets	$2,648	$(1,844)	$804	$2,642	$(1,720)	$922
Patents and licensed technology	442	(260)	182	449	(259)	190
Total intangible assets	$3,090	$(2,104)	$986	$3,091	$(1,979)	$1,112
Amortization expense associated with intangible assets was $143 million and $181 million for the first quarter of fiscal year 2025 and 2024, respectively.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table outlines the estimated amortization expense related to the net carrying amount of intangible assets as of April 28, 2024:

Future Amortization Expense
(In millions)
Fiscal Year:
2025 (excluding first quarter of fiscal year 2025)	$418
2026	267
2027	155
2028	37
2029	9
2030 and thereafter	100
Total	$986
In the first quarter of fiscal year 2025, goodwill increased by $23 million from business combinations, and was assigned to our Compute & Networking segment.
Note 9 - Balance Sheet Components
Two customers accounted for 16% and 15% of our accounts receivable balance as of April 28, 2024. Two customers accounted for 24% and 11% of our accounts receivable balance as of January 28, 2024.
Certain balance sheet components are as follows:

	Apr 28, 2024	Jan 28, 2024

Inventories (1):	(In millions)
Raw materials	$1,991	$1,719
Work in process	1,625	1,505
Finished goods	2,248	2,058
Total inventories	$5,864	$5,282
(1)    During the first quarter of fiscal years 2025 and 2024, we recorded an inventory provision of $210 million and $105 million, respectively, in cost of revenue.

	Apr 28, 2024	Jan 28, 2024

Other Assets:	(In millions)
Prepaid supply and capacity agreements (1)	$2,232	$2,458
Investments in non-affiliated entities	1,750	1,546
Prepaid royalties	358	364
Other	228	132
Total other assets	$4,568	$4,500
(1)    As of April 28, 2024 and January 28, 2024, there were an additional $3.3 billion and $2.5 billion of short-term prepaid supply and capacity agreements included in Prepaid expenses and other current assets, respectively.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Apr 28, 2024	Jan 28, 2024

Accrued and Other Current Liabilities:	(In millions)
Taxes payable (1)	$3,881	$296
Customer program accruals	2,744	2,081
Excess inventory purchase obligations (2)	1,684	1,655
Deferred revenue (3)	845	764
Product warranty and return provisions	643	415
Accrued payroll and related expenses	639	675
Unsettled share repurchases	262	187
Operating leases	246	228
Licenses and royalties	164	182
Other	150	199
Total accrued and other current liabilities	$11,258	$6,682
(1)    We did not make any estimated federal or state tax payments in the first quarter and expect our cash taxes to substantially increase in the second quarter as we will make two federal and state estimated tax payments.

(2)    During the first quarter of fiscal years 2025 and 2024, we recorded an expense of approximately $183 million and $29 million, respectively, in cost of revenue for inventory purchase obligations in excess of our current demand projections, supplier charges, and penalties related to cancellations and underutilization.

(3)    Deferred revenue primarily includes customer advances and deferrals related to hardware support, software support, cloud services, and license and development arrangements. $274 million and $233 million of the balance in the first quarter of fiscal year 2025 and in fiscal year 2024, respectively, were related to customer advances.

	Apr 28, 2024	Jan 28, 2024

Other Long-Term Liabilities:	(In millions)
Income tax payable (1)	$1,553	$1,361
Deferred revenue (2)	704	573
Deferred income tax	583	462
Licenses payable	60	80
Other	66	65
Total other long-term liabilities	$2,966	$2,541
(1)    Income tax payable is comprised of the long-term portion of the one-time transition tax payable, unrecognized tax benefits, and related interest and penalties.

(2)    Deferred revenue primarily includes deferrals related to hardware support and software support.
Deferred Revenue
The following table shows the changes in short and long term deferred revenue during the first quarter of fiscal years 2025 and 2024:

	Apr 28, 2024	Apr 30, 2023

	(In millions)
Balance at beginning of period	$1,337	$572
Deferred revenue additions during the period	553	287
Revenue recognized during the period	(341)	(262)
Balance at end of period	$1,549	$597
We recognized $188 million in revenue in the first quarter of fiscal year 2025 from deferred revenue as of January 28, 2024.
Revenue allocated to remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, was $1.3 billion as of April 28, 2024. We expect to recognize approximately 38% of this revenue over the next twelve months and the remainder thereafter. This excludes revenue related to performance obligations for contracts with a length of one year or less.

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
We also enter into foreign currency forward contracts to mitigate the impact of foreign currency movements on monetary assets and liabilities. The change in fair value of these non-designated contracts is recorded in other income or expense and offsets the change in fair value of the hedged foreign currency denominated monetary assets and liabilities, which is also recorded in other income or expense.
The table below presents the notional value of our foreign currency contracts outstanding:

	Apr 28, 2024	Jan 28, 2024

	(In millions)
Designated as cash flow hedges	$1,198	$1,168
Non-designated hedges	$704	$597
The unrealized gains and losses or fair value of our foreign currency contracts was not significant as of April 28, 2024 and January 28, 2024.
As of April 28, 2024, all designated foreign currency contracts mature within 18 months. The expected realized gains and losses deferred to accumulated other comprehensive income or loss related to foreign currency contracts was not significant.
During the first quarter of fiscal years 2025 and 2024, the impact of derivative financial instruments designated for hedge accounting treatment in other comprehensive income or loss was not significant and the instruments were determined to be highly effective.
Note 11 - Debt
Long-Term Debt

	Expected Remaining Term (years)	Effective Interest Rate	Carrying Value at
			Apr 28, 2024	Jan 28, 2024

			(In millions)
0.584% Notes Due 2024	0.1	0.66%	1,250	1,250
3.20% Notes Due 2026	2.4	3.31%	1,000	1,000
1.55% Notes Due 2028	4.1	1.64%	1,250	1,250
2.85% Notes Due 2030	5.9	2.93%	1,500	1,500
2.00% Notes Due 2031	7.1	2.09%	1,250	1,250
3.50% Notes Due 2040	15.9	3.54%	1,000	1,000
3.50% Notes Due 2050	25.9	3.54%	2,000	2,000
3.70% Notes Due 2060	36.0	3.73%	500	500
Unamortized debt discount and issuance costs			(40)	(41)
Net carrying amount			9,710	9,709
Less short-term portion			(1,250)	(1,250)
Total long-term portion			$8,460	$8,459
Our notes are unsecured senior obligations. Existing and future liabilities of our subsidiaries will be effectively senior to the notes. Our notes pay interest semi-annually. We may redeem each of our notes prior to maturity, as defined in the applicable form of note. The maturity of the notes are calendar year.
As of April 28, 2024, we were in compliance with the required covenants, which are non-financial in nature, under the outstanding notes.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of April 28, 2024, we had no commercial paper outstanding.
Note 12 - Commitments and Contingencies
Purchase Obligations
Our purchase obligations reflect our commitment to purchase components used to manufacture our products, including long-term supply and capacity agreements, certain software and technology licenses, other goods and services and long-lived assets.
As of April 28, 2024, we had outstanding inventory purchases and long-term supply and capacity obligations totaling $18.8 billion. We enter into agreements with contract manufacturers that allow them to procure inventory based upon our defined criteria, and in certain instances, these agreements are cancellable, able to be rescheduled, and adjustable for our business needs prior to placing firm orders. These changes may result in costs incurred through the date of cancellation. Other non-inventory purchase obligations were $10.6 billion, including $8.8 billion of multi-year cloud service agreements. We expect our cloud service agreements to be used to support our research and development efforts and our DGX Cloud offerings.
Total future purchase commitments as of April 28, 2024 are as follows:

Commitments
(In millions)
Fiscal Year:
2025 (excluding first quarter of fiscal year 2025)	$19,306
2026	3,438
2027	2,573
2028	2,222
2029	1,585
2030 and thereafter	249
Total	$29,373
In addition to the purchase commitments included in the table above, at the end of the first quarter of fiscal year 2025, we had commitments of approximately $1.2 billion to complete business combinations, subject to closing conditions, and acquire land and buildings.
Accrual for Product Warranty Liabilities
The estimated amount of product warranty liabilities was $532 million and $306 million as of April 28, 2024 and January 28, 2024, respectively. The estimated product returns and product warranty activity consisted of the following:

	Three Months Ended
	Apr 28, 2024	Apr 30, 2023
	(In millions)
Balance at beginning of period	$306	$82
Additions	234	13
Utilization	(8)	(18)
Balance at end of period	$532	$77
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Litigation
Securities Class Action and Derivative Lawsuits
The plaintiffs in the putative securities class action lawsuit, captioned 4:18-cv-07669-HSG, initially filed on December 21, 2018 in the United States District Court for the Northern District of California, and titled In Re NVIDIA Corporation Securities Litigation, filed an amended complaint on May 13, 2020. The amended complaint asserted that NVIDIA and certain NVIDIA executives violated Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and SEC Rule 10b-5, by making materially false or misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand between May 10, 2017 and November 14, 2018. Plaintiffs also alleged that the NVIDIA executives who they named as defendants violated Section 20(a) of the Exchange Act. Plaintiffs sought class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees and expert fees, and further relief as the Court may deem just and proper. On March 2, 2021, the district court granted NVIDIA’s motion to dismiss the complaint without leave to amend, entered judgment in favor of NVIDIA and closed the case. On March 30, 2021, plaintiffs filed an appeal from judgment in the United States Court of Appeals for the Ninth Circuit, case number 21-15604. On August 25, 2023, a majority of a three-judge Ninth Circuit panel affirmed in part and reversed in part the district court’s dismissal of the case, with a third judge dissenting on the basis that the district court did not err in dismissing the case. On November 15, 2023, the Ninth Circuit denied NVIDIA’s petition for rehearing en banc of the Ninth Circuit panel’s majority decision to reverse in part the dismissal of the case, which NVIDIA had filed on October 10, 2023. On November 21, 2023, NVIDIA filed a motion with the Ninth Circuit for a stay of the mandate pending NVIDIA’s petition for a writ of certiorari in the Supreme Court of the United States and the Supreme Court’s resolution of the matter. On December 5, 2023, the Ninth Circuit granted NVIDIA’s motion to stay the mandate. NVIDIA filed a petition for a writ of certiorari on March 4, 2024. Four amicus briefs in support of NVIDIA’s petition were filed on April 5, 2024.
The putative derivative lawsuit pending in the United States District Court for the Northern District of California, captioned 4:19-cv-00341-HSG, initially filed January 18, 2019 and titled In re NVIDIA Corporation Consolidated Derivative Litigation, was stayed pending resolution of the plaintiffs’ appeal in the In Re NVIDIA Corporation Securities Litigation action. On February 22, 2022, the court administratively closed the case, but stated that it would reopen the case once the appeal in the In Re NVIDIA Corporation Securities Litigation action is resolved. The stay remains in place. The lawsuit asserts claims, purportedly on behalf of us, against certain officers and directors of the Company for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act based on the dissemination of allegedly false and misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand. The plaintiffs are seeking unspecified damages and other relief, including reforms and improvements to NVIDIA’s corporate governance and internal procedures.
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
Accounting for Loss Contingencies
As of April 28, 2024, there are no accrued contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, except as described above, any possible loss or range of loss in these matters cannot be reasonably estimated at this time. We are engaged in legal actions not described above arising in the ordinary course of business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 13 - Shareholders’ Equity
Capital Return Program
During the first quarter of fiscal year 2025, we repurchased 9.9 million shares of our common stock for $8.0 billion. We did not repurchase any shares during the first quarter of fiscal year 2024. As of April 28, 2024, we were authorized, subject to certain specifications, to repurchase up to $14.5 billion additional shares of our common stock. Our share repurchase program aims to offset dilution from shares issued to employees. We may pursue additional share repurchases as we weigh market factors and other investment opportunities.
From April 29, 2024 through May 24, 2024, we repurchased 2.3 million shares for $2.1 billion pursuant to a Rule 10b5-1 trading plan.
During the first quarter of fiscal years 2025 and 2024, we paid $98 million and $99 million in cash dividends to our shareholders, respectively. Our cash dividend program and the payment of future cash dividends under that program are subject to our Board of Directors' continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.
Note 14 - Segment Information
Our Chief Executive Officer is our chief operating decision maker, or CODM, and reviews financial information presented on an operating segment basis for purposes of making decisions and assessing financial performance.
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
Operating results by segment include costs or expenses directly attributable to each segment, and costs or expenses that are leveraged across our unified architecture and therefore allocated between our two segments.
The “All Other” category includes the expenses that our CODM does not assign to either Compute & Networking or Graphics for purposes of making operating decisions or assessing financial performance. The expenses include stock-based compensation expense, corporate infrastructure and support costs, acquisition-related and other costs, and other non-recurring charges and benefits that our CODM deems to be enterprise in nature.
Our CODM does not review any information regarding total assets on a reportable segment basis. Depreciation and amortization expenses directly attributable to each reportable segment are included in operating results for each segment. However, our CODM does not evaluate depreciation and amortization expense by operating segment and, therefore, it is not separately presented. The accounting policies for segment reporting are the same as for our consolidated financial statements. The table below presents details of our reportable segments and the “All Other” category.

	Compute & Networking	Graphics	All Other	Consolidated

	(In millions)
Three Months Ended Apr 28, 2024
Revenue	$22,675	$3,369	$—	$26,044
Operating income (loss)	$17,047	$1,241	$(1,379)	$16,909

Three Months Ended Apr 30, 2023
Revenue	$4,460	$2,732	$—	$7,192
Operating income (loss)	$2,160	$1,046	$(1,066)	$2,140

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended
	Apr 28, 2024	Apr 30, 2023

	(In millions)
Reconciling items included in "All Other" category:
Stock-based compensation expense	$(1,011)	$(735)
Unallocated cost of revenue and operating expenses	(229)	(154)
Acquisition-related and other costs	(140)	(173)
Other	1	(4)
Total	$(1,379)	$(1,066)
Revenue by geographic areas is based upon the billing location of the customer. End customer and shipping location may be different from our customer’s billing location. For example, most of the shipments associated with Singapore revenue went to either the United States or Taiwan in the first quarter of fiscal year 2025. Shipments to Singapore were insignificant. Revenue by geographic areas was as follows:

	Three Months Ended
	Apr 28, 2024	Apr 30, 2023

	(In millions)
Revenue:
United States	$13,496	$2,385
Taiwan	4,373	1,796
Singapore	4,037	762
China (including Hong Kong)	2,491	1,590
Other countries	1,647	659
Total revenue	$26,044	$7,192
The increase in revenue to the United States for the first quarter of fiscal year 2025 was primarily due to higher U.S.-based Compute & Networking segment demand.
Sales to one direct customer, Customer A, represented 13% of total revenue and sales to a second direct customer, Customer B, represented 11% of total revenue for the first quarter of fiscal year 2025, both of which were attributable to the Compute & Networking segment. No customer represented 10% or more of total revenue for the first quarter of fiscal year 2024.
The following table summarizes information pertaining to our revenue by each of the specialized markets we serve:

	Three Months Ended
	Apr 28, 2024	Apr 30, 2023

	(In millions)
Revenue:
Data Center	$22,563	$4,284
Compute	19,392	3,357
Networking	3,171	927
Gaming	2,647	2,240
Professional Visualization	427	295
Automotive	329	296
OEM and Other	78	77
Total revenue	$26,044	$7,192

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 15 - Subsequent Events
On May 22, 2024, we announced a ten-for-one forward stock split, or the Stock Split, of our issued common stock to be effected through the filing of an amendment to our Restated Certificate of Incorporation, or the Amendment, with the Secretary of the State of Delaware. The Amendment will result in a proportionate increase in the number of shares of authorized common stock. As a result of the Stock Split, each record holder of common stock as of the close of market on June 6, 2024 will receive nine additional shares of common stock, to be distributed after the close of market on June 7, 2024. The following table reflects basic and diluted weighted average shares and net income per share on an unaudited pro forma basis giving effect to the Stock Split as if it had been effective for all periods presented:

	Pro Forma (Unaudited)
	Three Months Ended		Year Ended
	Apr 28, 2024	Apr 30, 2023	Jan 28, 2024	Jan 29, 2023	Jan 30, 2022

	(In millions, except per share data)
Numerator:
Net income	$14,881	$2,043	$29,760	$4,368	$9,752
Denominator:
Basic weighted average shares	24,620	24,700	24,690	24,870	24,960
Dilutive impact of outstanding equity awards	270	200	250	200	390
Diluted weighted average shares	24,890	24,900	24,940	25,070	25,350
Net income per share:
Basic (1)	$0.60	$0.08	$1.21	$0.18	$0.39
Diluted (2)	$0.60	$0.08	$1.19	$0.17	$0.38
(1) Calculated as net income divided by basic weighted average shares.
(2) Calculated as net income divided by diluted weighted average shares.
On May 22, 2024, we also announced an increase in our quarterly cash dividend by 150% from $0.04 per share to $0.10 per share of common stock. The increased dividend is equivalent to $0.01 per share on a post-Stock Split basis and will be paid on June 28, 2024, to all shareholders of record on June 11, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements based on management’s beliefs and assumptions and on information currently available to management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 28, 2024 in greater detail under the heading “Risk Factors” of such reports. Given these risks, uncertainties, and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and understand that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

All references to “NVIDIA,” “we,” “us,” “our” or the “Company” mean NVIDIA Corporation and its subsidiaries.
© 2024 NVIDIA Corporation. All rights reserved.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the risk factors set forth in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2024 and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and our Condensed Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC, before deciding to purchase, hold, or sell shares of our common stock.
Overview
Our Company and Our Businesses
NVIDIA pioneered accelerated computing to help solve the most challenging computational problems. Since our original focus on PC graphics, we have expanded to several other large and important computationally intensive fields. Fueled by the sustained demand for exceptional 3D graphics and the scale of the gaming market, NVIDIA has leveraged its GPU architecture to create platforms for scientific computing, AI, data science, autonomous vehicles, robotics, metaverse and 3D internet applications. Our two operating segments are "Compute & Networking" and "Graphics," as described in Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Recent Developments, Future Objectives and Challenges
Demand and Supply, Product Transitions, and New Products and Business Models
Our overall revenue, driven by data center compute, continued to grow through the first quarter of fiscal year 2025. We continue to gather customer demand indications across several product transitions. We have demand visibility for our data center products, including the recently announced Blackwell GPU architecture. We have previously increased our supply and capacity purchases with existing suppliers with planned receipts later this year. We continue to add new vendors and have entered and may continue to enter into prepaid manufacturing and capacity agreements to supply both current and future products. The increased purchase volumes and number of suppliers and integration of new vendors into our supply chain may create more complexity and execution risk. Our purchase commitments and obligations for inventory and manufacturing capacity at the end of the first quarter of fiscal year 2025 continued to be impacted by shortening lead times for certain components. We may incur inventory provisions or impairments if our inventory or supply or capacity commitments exceed demand for our products or demand declines. While supply for H100 continued to improve, we are still constrained on H200. Our next generation data center architecture, Blackwell, is in production, and we plan on shipping customer samples in the second quarter. We expect to ramp customer shipments of Blackwell in the second half of the fiscal year. We believe the initial demand for Blackwell is well ahead of the projected supply for this fiscal year. We expect supply constraints for our Blackwell offerings will continue into next year.
Product transitions are complex as we often ship both new and prior architecture products simultaneously and we and our channel partners prepare to ship and support new products. Due to our product introduction cycles, we are almost always in various stages of transitioning the architectures of our Data Center, Gaming, and Professional Visualization products. We have begun a broader and faster Data Center product launch cadence to meet a growing and diverse set of

AI opportunities. The increased frequency of these transitions may magnify the challenges associated with managing our supply and demand due to manufacturing lead times. Qualification time for new products, customers anticipating product transitions and channel partners reducing channel inventory of prior architectures ahead of new product introductions can reduce or create volatility in our revenue. The increasing frequency and complexity of newly introduced products could result in quality or production issues that could increase inventory provisions, warranty, or other costs or result in product delays. Deployment of new products to customers creates additional challenges due to the complexity of our technologies, which has impacted and may in the future impact the timing of customer purchases or otherwise impact our demand. While we have managed prior product transitions and have sold multiple product architectures at the same time, these transitions are difficult, may impair our ability to predict demand and impact our supply mix, and may cause us to incur additional costs.
We build technology and introduce products for new and innovative use cases and applications such as our NVIDIA DGX Cloud services, our Omniverse platform, LLMs, and generative AI models. Our demand estimates for new use cases, applications, and services can be incorrect and create volatility in our revenue or supply levels, and we may not be able to generate significant revenue from these use cases, applications, and services. Recent technologies, such as generative AI models, have emerged, and while they have driven increased demand for Data Center, the long-term trajectory is unknown.
Global Trade
In August 2022, the U.S. government, or the USG, announced licensing requirements that, with certain exceptions, impact exports to China (including Hong Kong and Macau) and Russia of our A100 and H100 integrated circuits, DGX or any other systems or boards which incorporate A100 or H100 integrated circuits.
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
We expanded our Data Center product portfolio to offer new solutions, including those for which the USG does not require a license or advance notice before each shipment. We ramped new products designed specifically for China that do not require an export control license. Our Data Center revenue in China is down significantly from the level prior to the imposition of new export control restrictions in October 2023. To the extent that a customer requires products covered by the licensing requirements, we may seek a license for the customer but have no assurance that the USG will grant such a license, or that the USG will act on the license application in a timely manner or at all.
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
While we work to enhance the resiliency and redundancy of our supply chain, which is currently concentrated in the Asia-Pacific region, new and existing export controls or changes to existing export controls could limit alternative manufacturing locations and negatively impact our business. Refer to “Item 1A. Risk Factors” for a discussion of this potential impact.
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

Israel and Hamas Conflict
We are monitoring the impact of the geopolitical conflict in and around Israel on our operations, including the health and safety of our approximately 4,000 employees in the region who primarily support the research and development, operations, and sales and marketing of our networking products. Our global supply chain for our networking products has not experienced any significant impact. A substantial number of our employees in the region have been called-up for active military duty in Israel. Some of our employees in Israel have been on active military duty for an extended period and they or others may continue to be absent, which may cause disruption to our product development or operations. We have not experienced significant impact or expense to our business; however, if the conflict is further extended, it could impact future product development, operations, and revenue or create other uncertainty for our business.
First Quarter of Fiscal Year 2025 Summary

	Three Months Ended			Quarter-over-Quarter Change	Year-over-Year Change
	Apr 28, 2024	Jan 28, 2024	Apr 30, 2023

	($ in millions, except per share data)
Revenue	$26,044	$22,103	$7,192	18%	262%
Gross margin	78.4%	76.0%	64.6%	2.4 pts	13.8 pts
Operating expenses	$3,497	$3,176	$2,508	10%	39%
Operating income	$16,909	$13,615	$2,140	24%	690%
Net income	$14,881	$12,285	$2,043	21%	628%
Net income per diluted share	$5.98	$4.93	$0.82	21%	629%
We specialize in markets where our computing platforms can provide tremendous acceleration for applications. These platforms incorporate processors, interconnects, software, algorithms, systems, and services to deliver unique value. Our platforms address four large markets where our expertise is critical: Data Center, Gaming, Professional Visualization, and Automotive.
Revenue was $26.0 billion, up 262% from a year ago and up 18% sequentially.
Data Center revenue was up 427% from a year ago and up 23% sequentially. Data Center compute revenue was $19.4 billion, up 478% from a year ago and up 29% sequentially. These increases reflect higher shipments of the NVIDIA Hopper GPU computing platform used for training and inferencing with large language models, recommendation engines, and generative AI applications. Networking revenue was $3.2 billion, up 242% from a year ago on strong growth of InfiniBand end-to-end solutions, and down 5% sequentially due to the timing of supply. Strong sequential Data Center growth was driven by all customer types, led by Enterprise and Consumer Internet companies. Large cloud providers continued to drive strong growth as they deploy and ramp NVIDIA AI infrastructure at scale, representing mid-40% of our Data Center revenue.
Gaming revenue was up 18% from a year ago and down 8% sequentially. The year-on-year increase primarily reflects higher demand. The sequential decrease reflects seasonally lower GPU sales for laptops.
Professional Visualization revenue was up 45% from a year ago and down 8% sequentially. The year-on-year increase primarily reflects higher sell-in to partners following the normalization of channel inventory levels. The sequential decrease was primarily due to desktop workstation GPUs.
Automotive revenue was up 11% from a year ago and up 17% sequentially. The year-on-year increase was driven primarily by self-driving platforms. The sequential increase was driven by AI Cockpit solutions and self-driving platforms.
Gross margin for the first quarter increased significantly from a year ago on strong Data Center revenue growth primarily driven by our Hopper GPU computing platform. Sequentially, gross margin benefited from lower inventory charges.
Operating expenses were up 39% from a year ago and up 10% sequentially. The increases were primarily driven by compensation and benefits, reflecting growth in employees and compensation.
Market Platform Highlights
Data Center revenue for the first quarter of fiscal year 2025 was $22.6 billion, up 427% from a year ago and up 23% from the previous quarter. In our trailing 4 quarters, we estimate that inference drove about 40% of our Data Center revenue. We unveiled the NVIDIA Blackwell platform, our next-generation GPU architecture for the new era of AI computing at trillion-parameter scale and the Blackwell-powered DGX SuperPOD for generative AI supercomputing. Joining Blackwell will be NVIDIA Quantum InfiniBand and Spectrum Ethernet switches designed for massive-scale AI. We also announced NVIDIA AI Enterprise 5.0 with NVIDIA NIM Inference Microservices — to speed enterprise app development. We announced that nine new supercomputers worldwide are using Grace Hopper Superchips to ignite a new era of AI supercomputing.

Gaming revenue for the first quarter of fiscal year 2025 was $2.6 billion, up 18% from a year ago and down 8% from the previous quarter. We introduced generative AI for digital humans, NVIDIA ACE for speech and animation, and new RTX technologies; and added support for new models.
Professional Visualization revenue for the first quarter of fiscal year 2025 was $427 million, up 45% from a year ago and down 8% from the previous quarter. We introduced NVIDIA RTX 500 and 1000 professional Ada generation laptop GPUs; unveiled NVIDIA RTX A400 and A1000 GPUs for desktop workstations, based on the NVIDIA Ampere architecture; and introduced NVIDIA Omniverse Cloud APIs to power industrial digital twin software tools.
Automotive revenue for the first quarter of fiscal year 2025 was $329 million, up 11% from a year ago and up 17% from the previous quarter. We revealed U.S. and China electric vehicle makers Lucid and IM Motors are using the NVIDIA DRIVE Orin platform; and announced BYD, XPENG, GAC's AION Hyper, Nuro and others will adopt its successor, NVIDIA DRIVE Thor.
Financial Information by Business Segment and Geographic Data
Refer to Note 14 of the Notes to the Condensed Consolidated Financial Statements for disclosure regarding segment information.
Critical Accounting Policies and Estimates
Refer to Part II, Item 7, "Critical Accounting Policies and Estimates" of our Annual Report on Form 10-K for the fiscal year ended January 28, 2024. There have been no material changes to our Critical Accounting Policies and Estimates.
Results of Operations
The following table sets forth, for the periods indicated, certain items in our Condensed Consolidated Statements of Income expressed as a percentage of revenue.

	Three Months Ended
	Apr 28, 2024	Apr 30, 2023
Revenue	100.0%	100.0%
Cost of revenue	21.6	35.4
Gross profit	78.4	64.6
Operating expenses
Research and development	10.4	26.1
Sales, general and administrative	3.0	8.8
Total operating expenses	13.4	34.9
Operating income	65.0	29.7
Interest income	1.4	2.1
Interest expense	(0.2)	(0.9)
Other, net	0.3	(0.2)
Other income (expense), net	1.5	1.0
Income before income tax	66.5	30.7
Income tax expense	9.2	2.3
Net income	57.3%	28.4%
Revenue
Revenue by Reportable Segments

	Three Months Ended
	Apr 28, 2024	Apr 30, 2023	$ Change	% Change

	($ in millions)
Compute & Networking	$22,675	$4,460	$18,215	408%
Graphics	3,369	2,732	637	23%
Total	$26,044	$7,192	$18,852	262%

Operating Income by Reportable Segments

	Three Months Ended
	Apr 28, 2024	Apr 30, 2023	$ Change	% Change

	($ in millions)
Compute & Networking	$17,047	$2,160	$14,887	689%
Graphics	1,241	1,046	195	19%
All Other	(1,379)	(1,066)	(313)	29%
Total	$16,909	$2,140	$14,769	690%
Compute & Networking revenue – The year-on-year increase was due to higher Data Center revenue. Compute GPU grew 497%, due to higher shipments of the NVIDIA Hopper GPU computing platform used for training and inferencing with large language models, recommendation engines, and generative AI applications. Networking was up 242% on strong growth of InfiniBand end-to-end solutions.
Graphics revenue – The year-on-year increase of 18% was led by higher demand for Gaming.
Reportable segment operating income – The year-on-year increase in Compute & Networking and Graphics operating income was driven by higher revenue.
All Other operating loss – The year-on-year increase was due to an increase in stock-based compensation expense.
Concentration of Revenue
Revenue by geographic region is designated based on the billing location even if the revenue may be attributable to end customers, such as enterprises and gamers in a different location. Revenue from sales to customers outside of the United States accounted for 48% and 67% of total revenue for the first quarter of fiscal years 2025 and 2024, respectively.
We refer to customers who purchase products directly from NVIDIA as direct customers, such as original equipment manufacturers, or OEMs, original device manufacturers, or ODMs, system integrators, add-in board manufacturers, and distributors. We also have indirect customers, who purchase products through our direct customers; indirect customers include public cloud providers, consumer internet companies, enterprises, startups, and public sector entities.
Sales to one direct customer, Customer A, represented 13% of total revenue and sales to a second direct customer, Customer B, represented 11% of total revenue for the first quarter of fiscal year 2025, both of which were attributable to the Compute & Networking segment.
There was no direct customer that represented 10% or more of total revenue for the first quarter of fiscal year 2024.
Two indirect customers each represented 10% or more of total revenue for the first quarter of fiscal year 2025; one of these indirect customers purchased our products primarily through direct Customer B. Both were attributable to the Compute & Networking segment.
Gross Profit and Gross Margin
Gross profit consists of total net revenue less cost of revenue.
Our overall gross margin increased to 78.4% for the first quarter of fiscal year 2025 from 64.6% for the first quarter of fiscal year 2024. The year over year increase was primarily due to strong Data Center revenue growth of 427%.
Provisions for inventory and excess inventory purchase obligations totaled $393 million and $134 million for the first quarter of fiscal years 2025 and 2024, respectively. Sales of previously reserved inventory and settlements of excess inventory purchase obligations resulted in a provision release of $114 million and $50 million for the first quarter of fiscal years 2025 and 2024, respectively. The net effect on our gross margin was an unfavorable impact of 1.1% and 1.2% in the first quarter of fiscal years 2025 and 2024, respectively.
For fiscal year 2025, we expect gross margins to be in the mid-70% range.

Operating Expenses

	Three Months Ended
	Apr 28, 2024	Apr 30, 2023	$ Change	% Change

	($ in millions)
Research and development expenses	$2,720	$1,875	$845	45%
% of net revenue	10.4%	26.1%
Sales, general and administrative expenses	777	633	144	23%
% of net revenue	3.0%	8.8%
Total operating expenses	$3,497	$2,508	$989	39%
% of net revenue	13.4%	34.9%
The increases in research and development expenses for the first quarter of fiscal year 2025 were primarily driven by a $482 million increase in compensation and benefits, including stock-based compensation, reflecting employee growth and compensation increases, and a $242 million increase in compute and infrastructure investments.
The increase in sales, general and administrative expenses for the first quarter of fiscal year 2025 was primarily driven by compensation and benefits, including stock-based compensation, reflecting employee growth and compensation increases.
For fiscal year 2025, we expect operating expenses to grow in the low-40% range.
Other Income (Expense), Net

	Three Months Ended
	Apr 28, 2024	Apr 30, 2023	$ Change

	($ in millions)
Interest income	$359	$150	$209
Interest expense	(64)	(66)	2
Other, net	75	(15)	90
Other income (expense), net	$370	$69	$301
Interest income consists of interest earned on cash, cash equivalents and marketable securities. The increase in interest income was due to stronger yields on higher cash balances.
Interest expense is comprised of coupon interest and debt discount amortization related to our notes.
Other, net consists of realized or unrealized gains and losses from investments in non-affiliated entities and the impact of changes in foreign currency rates. The change in Other, net, compared to the first quarter of fiscal year 2024 was driven by changes in value from our investments in non-affiliated entities. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our investments in non-affiliated entities.
Income Taxes
We recognized income tax expense of $2.4 billion and $166 million for the first quarter of fiscal years 2025 and 2024, respectively. Income tax expense as a percentage of income before income tax was 13.9% and 7.5% for the first quarter of fiscal years 2025 and 2024, respectively.
The effective tax rate increased primarily due to a decreased effect of tax benefits from the foreign-derived intangible income deduction and stock-based compensation relative to the increase in income before income tax.
Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources

	Apr 28, 2024	Jan 28, 2024

	(In millions)
Cash and cash equivalents	$7,587	$7,280
Marketable securities	23,851	18,704
Cash, cash equivalents and marketable securities	$31,438	$25,984

	Three Months Ended
	Apr 28, 2024	Apr 30, 2023

	(In millions)
Net cash provided by operating activities	$15,345	$2,911
Net cash used in investing activities	$(5,693)	$(841)
Net cash used in financing activities	$(9,345)	$(380)
Our investment policy requires the purchase of highly rated fixed income securities, the diversification of investment types and credit exposures, and certain maturity limits on our portfolio.
Cash provided by operating activities increased in the first quarter of fiscal year 2025 compared to the first quarter of fiscal year 2024 due to growth in revenue. Our accounts receivable balance in the first quarter of fiscal year 2025 reflected $429 million from customer payments received prior to next quarter's invoice due date.
Cash used in investing activities increased in the first quarter of fiscal year 2025 compared to the first quarter of fiscal year 2024, primarily driven by higher purchases of marketable securities, partially offset by higher maturities of marketable securities.
Cash used in financing activities increased in the first quarter of fiscal year 2025 compared to the first quarter of fiscal year 2024, mainly due to higher share repurchases and higher tax payments related to RSUs.
Liquidity
Our primary sources of liquidity include cash, cash equivalents, and marketable securities, and the cash generated by our operations. As of April 28, 2024, we had $31.4 billion in cash, cash equivalents, and marketable securities. We believe that we have sufficient liquidity to meet our operating requirements for at least the next twelve months, and for the foreseeable future, including our future supply obligations, $1.3 billion of debt repayment due in the second quarter of fiscal year 2025, and share repurchases. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance future capital requirements.
Our marketable securities consist of debt securities issued by the U.S. government and its agencies, highly rated corporations and financial institutions, and foreign government entities, as well as certificates of deposit issued by highly rated financial institutions. Our corporate debt securities are publicly traded with generally no restrictions. These marketable securities are primarily denominated in U.S. dollars. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Except for approximately $1.4 billion of cash, cash equivalents, and marketable securities held outside the U.S. for which we have not accrued any related foreign or state taxes if we repatriate these amounts to the U.S., substantially all of our cash, cash equivalents and marketable securities held outside the U.S. as of April 28, 2024 are available for use in the U.S. without incurring additional U.S. federal income taxes. We did not make any estimated federal or state tax payments in the first quarter and expect our cash taxes to substantially increase in the second quarter as we will make two federal and state estimated tax payments.
Capital Return to Shareholders
During the first quarter of fiscal year 2025, we paid $98 million in quarterly cash dividends.
Our cash dividend program and the payment of future cash dividends under that program are subject to our Board of Directors' continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.
On May 22, 2024, we announced an increase in our quarterly cash dividend by 150% from $0.04 per share to $0.10 per share of common stock. The increased dividend is equivalent to $0.01 per share on a post-forward stock split basis, and will be paid on June 28, 2024, to all shareholders of record on June 11, 2024. Refer to Note 15 of the Notes to Condensed

Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the forward stock split.
During the first quarter of fiscal year 2025, we repurchased 9.9 million shares of our common stock for $8.0 billion. As of April 28, 2024, we were authorized, subject to certain specifications, to repurchase up to $14.5 billion of additional shares of our common stock. Our share repurchase program aims to offset dilution from shares issued to employees. We may pursue additional share repurchases as we weigh market factors and other investment opportunities. We plan to continue share repurchases this fiscal year.
From April 29, 2024 through May 24, 2024, we repurchased 2.3 million shares for $2.1 billion pursuant to a Rule 10b5-1 trading plan.
The U.S. Inflation Reduction Act of 2022 requires a 1% excise tax on certain share repurchases in excess of shares issued for employee compensation made after December 31, 2022. The excise tax was not material for the first quarter of fiscal year 2025.
Outstanding Indebtedness and Commercial Paper Program
Our aggregate debt maturities as of April 28, 2024, by year payable, are as follows:

Apr 28, 2024

(In millions)
Due in one year	$1,250
Due in one to five years	2,250
Due in five to ten years	2,750
Due in greater than ten years	3,500
Unamortized debt discount and issuance costs	(40)
Net carrying amount	9,710
Less short-term portion	(1,250)
Total long-term portion	$8,460
We have a $575 million commercial paper program to support general corporate purposes. As of April 28, 2024, no commercial paper was outstanding.
Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Material Cash Requirements and Other Obligations
Unrecognized tax benefits were $1.4 billion, which includes related interest and penalties of $161 million recorded in non-current income tax payable as of April 28, 2024. We are unable to estimate the timing of any potential tax liability, interest payments, or penalties in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for further information.
Other than the contractual obligations described above, there were no material changes outside the ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024 for a description of our contractual obligations. For a description of our operating lease obligations, long-term debt, and purchase obligations, refer to Notes 2, 11, and 12 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, respectively.
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
Financial market risks related to investment and interest rate risk are described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024. As of April 28, 2024, there have been no material changes to the financial market risks described as of January 28, 2024.
Foreign Exchange Rate Risk
The impact of foreign currency transactions related to foreign exchange rate risk is described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024. As of April 28, 2024, there have been no material changes to the foreign exchange rate risks described as of January 28, 2024.
Item 4. Controls and Procedures
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of April 28, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective to provide reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes that occurred during the first quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In fiscal year 2022, we began an upgrade of our enterprise resource planning, or ERP, system, which will update much of our existing core financial systems. The ERP system is designed to accurately maintain our financial records used to report operating results. The upgrade will occur in phases. We will continue to evaluate each quarter whether there are changes that materially affect our internal control over financial reporting.
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
Part II. Other Information
Item 1. Legal Proceedings
Refer to Part I, Item 1, Note 12 of the Notes to Condensed Consolidated Financial Statements for a discussion of significant developments in our legal proceedings since January 28, 2024. Also refer to Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024 for a prior discussion of our legal proceedings.
Item 1A. Risk Factors
Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2024.
Purchasing or owning NVIDIA common stock involves investment risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2024, and below. Any one of those risks could harm our business, financial condition and results of operations or reputation, which could cause our stock price to decline. Additional risks, trends and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations or reputation.
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
We build finished products and maintain inventory in advance of anticipated demand. While we have in the past entered and may in the future enter into long-term supply agreements and capacity commitments, we may not be able to secure sufficient commitments for capacity to address our business needs, or our long-term demand expectations may change. Additionally, our ability to sell certain products has been and could be impeded if components necessary for the finished products are not available from third parties. This risk may increase as a result of our platform strategy. In periods of shortages impacting the semiconductor industry and/or limited supply or capacity in our supply chain, the lead times on orders for certain supply may be extended. We have previously experienced and may continue to experience extended lead times of more than 12 months. We have paid premiums and provided deposits to secure future supply and capacity, which have increased our product costs and may continue to do so. If our existing suppliers are unable to scale their capabilities to meet our supply needs, we may require additional sources of capacity, which may require additional deposits. We may not have the ability to reduce our supply commitments at the same rate or at all if our revenue declines.
Many additional factors have caused and/or could in the future cause us to either underestimate or overestimate our customers’ future demand for our products, or otherwise cause a mismatch between supply and demand for our products and impact the timing and volume of our revenue, including:
•changes in product development cycles and time to market;
•competing technologies and competitor product releases, announcements or other actions;
•changes in business and economic conditions;
•sudden or sustained government lockdowns or public health issues;
•rapidly changing technology or customer requirements;
•the availability of sufficient data center capacity and energy for customers to procure;
•new product introductions and transitions resulting in less demand for existing products;
•new or unexpected end-use cases;
•increase in demand for competitive products ;
•business decisions made by third parties;
•the demand for accelerated computing or AI-related cloud services;
•changes that impact the ecosystem for the architectures underlying our products and technologies;
•the demand for our products; or
•government actions or changes in governmental policies, such as export controls or increased restrictions on gaming usage.
Our overall revenue, driven by data center compute, continued to grow through the first quarter of fiscal year 2025. We continue to gather customer demand indications across several product transitions. We have demand visibility for our data center products, including the recently announced Blackwell GPU architecture. We have previously increased our supply and capacity purchases with existing suppliers with planned receipts later this year. We continue to add new vendors and have entered and may continue to enter into prepaid manufacturing and capacity agreements to supply both current and future products. The increased purchase volumes and number of suppliers and integration of new vendors into our supply chain may create more complexity and execution risk. Our purchase commitments and obligations for inventory and manufacturing capacity at the end of the first quarter of fiscal year 2025 continued to be impacted by shortening lead times for certain components. We may incur inventory provisions or impairments if our inventory or supply or capacity commitments exceed demand for our products or demand declines. While supply for H100 continued to improve, we are still constrained on H200. Our next generation data center architecture, Blackwell, is in production, and we plan on shipping customer samples in the second quarter. We expect to ramp customer shipments of Blackwell in the second half of the fiscal year. We believe the initial demand for Blackwell is well ahead of the projected supply for this fiscal year. We expect supply constraints for our Blackwell offerings will continue into next year.

Our customer orders and longer-term demand estimates may change or may not be correct, as we have experienced in the past. Product transitions are complex and can impact our revenue as we often ship both new and prior architecture products simultaneously and we and our channel partners prepare to ship and support new products. Due to our product introduction cycles, we are almost always in various stages of transitioning the architectures of our Data Center, Gaming, and Professional Visualization products. We have begun a broader and faster Data Center product launch cadence to meet a growing and diverse set of AI opportunities. The increased frequency of these transitions may magnify the challenges associated with managing our supply and demand due to long manufacturing lead times. Qualification time for new products, customers anticipating product transitions and channel partners reducing channel inventory of prior architectures ahead of new product introductions can reduce or create volatility in our revenue. We have experienced and may in the future experience reduced demand for current generation architectures when customers anticipate transitions, and we may be unable to sell multiple product architectures at the same time for current and future architecture transitions. If we are unable to execute our architectural transitions as planned for any reason, our financial results may be negatively impacted. The increasing frequency and complexity of newly introduced products could result in unanticipated quality or production issues that could increase the magnitude of inventory provisions, warranty, or other costs or result in product delays. Deployment of new products to customers creates additional challenges due to the complexity of our technologies, which has impacted and may in the future impact the timing of customer purchases or otherwise impact our demand. While we have managed prior product transitions and have sold multiple product architectures at the same time, these transitions are difficult, may impair our ability to predict demand and impact our supply mix, and may cause us to incur additional costs.
Many end customers often do not purchase directly from us but instead purchase indirectly through multiple OEMs, ODMs, system integrators, distributors, and other channel partners. As a result, the decisions made by our multiple OEMs, ODMs, system integrators, distributors, and other channel partners, and in response to changing market conditions and changes in end-user demand for our products, have impacted and could in the future continue to impact our ability to accurately forecast demand, particularly as they are based on estimates provided by various downstream parties.
If we underestimate our customers' future demand for our products, our foundry partners may not have adequate lead-time or capacity to increase production and we may not be able to obtain sufficient inventory to fill orders on a timely basis. If our contract manufacturers experience supply constraints, we may not be able to increase supply to meet customer demand in a timely manner, or at all. If we cannot procure sufficient supply to meet demand or otherwise fail to fulfill our customers’ orders on a timely basis, or at all, our customer relationships could be damaged, we could lose revenue and market share and our reputation could be harmed. Additionally, since some of our products are part of a complex data center buildout, supply constraints or availability issues with respect to any one component have had and may have a broader revenue impact.
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
We build technology and introduce products for new and innovative use cases and applications, such as NVIDIA DGX Cloud services, NVIDIA AI Foundations, Omniverse platform, LLMs, and generative AI models. Our demand estimates for new use cases, applications, and services can be incorrect and create volatility in our revenue or supply levels, and we may not be able to generate significant revenue from these use cases, applications, and services. Recent technologies, such as generative AI models, have emerged, and while they have driven increased demand for Data Center, the long-term trajectory is unknown. Because our products may be used in multiple use cases and applications, it is difficult for us to estimate with any reasonable degree of precision the impact of generative AI models on our reported revenue or forecasted demand. Additionally, we started shipping our CPU product offerings, the Grace CPU and Grace Hopper Superchips, in the third quarter of fiscal year 2024. Our inability to accurately predict our CPU demand may create volatility in our revenue or supply levels.
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
We sell our products internationally, and we also have operations and conduct business internationally. Our semiconductor wafers are manufactured, assembled, tested and packaged by third parties located outside of the United States, and we generated 48% of our revenue during the first quarter in fiscal year 2025 from sales outside the United States. We have not received licenses from the USG to ship restricted products to China. We ramped new products designed specifically for China that do not require an export control license. Our Data Center revenue in China is down significantly from the level prior to the imposition of new export control restrictions in October 2023. We expect the market in China to remain very competitive going forward. The global nature of our business subjects us to a number of risks and uncertainties, which have had in the past and could in the future have a material adverse effect on our business, financial condition and results of operations. These include domestic and international economic and political conditions in countries in which we and our suppliers and manufacturers do business, government lockdowns to control case spread of global or local health issues, differing legal standards with respect to protection of IP and employment practices, different domestic and international business and cultural practices, disruptions to capital markets, counter-inflation policies, currency fluctuations, natural disasters, acts of war or other military actions, terrorism, public health issues and other catastrophic events.
We receive a significant amount of our revenue from a limited number of partners and distributors and we have a concentration of sales to customers who purchase directly or indirectly from us, and our revenue could be adversely affected if we lose or are prevented from selling to any of these customers.
We receive a significant amount of our revenue from a limited number of customers within our distribution and partner network. Sales to one direct customer, Customer A, and sales to another direct customer, Customer B, represented 13% and 11% of total revenue, respectively, for the first quarter of fiscal year 2025. Both were attributable to the Compute & Networking segment. With several of these channel partners, we are selling multiple products and systems in our portfolio through their channels. Our operating results depend on sales within our partner network, as well as the ability of these partners to sell products that incorporate our processors. In the future, these partners may decide to purchase fewer products, not to incorporate our products into their ecosystem, or to alter their purchasing patterns in some other way. Because most of our sales are made on a purchase order basis, our customers can generally cancel, change or delay product purchase commitments with little notice to us and without penalty. Our partners or customers may develop their own solutions; our customers may purchase products from our competitors; and our partners may discontinue sales or lose market share in the markets for which they purchase our products, all of which may alter partners’ or customers’ purchasing patterns. Many of our customers often do not purchase directly from us but purchase through multiple OEMs, ODMs, system integrators, distributors and other channel partners. Two indirect customers each represented 10% or more of total revenue for the first quarter of fiscal year 2025; one of these indirect customers purchased our products primarily through direct Customer B. Both were attributable to the Compute & Networking segment. If end demand increases or our finished goods supply availability is concentrated near a quarter end, the system integrators, distributors and channel partners may have limited ability to increase their credit, which could impact the timing and amount of our revenue. The loss of any of our large customers, a significant reduction in purchases by them, our inability to sell to a customer due to U.S. or other countries’ trade restrictions or any difficulties in collecting accounts receivable would likely harm our financial condition and results of operations.

Our operations could be affected by the complex laws, rules and regulations to which our business is subject, and political and other actions may adversely impact our business.
We are subject to laws and regulations domestically and worldwide, affecting our operations in areas including, but not limited to, IP ownership and infringement; taxes; import and export requirements and tariffs; anti-corruption, including the Foreign Corrupt Practices Act; business acquisitions; foreign exchange controls and cash repatriation restrictions; data privacy requirements; competition and antitrust; advertising; employment; product regulations; cybersecurity; environmental, health, and safety requirements; the responsible use of AI; sustainability; cryptocurrency; and consumer laws. Compliance with such requirements can be onerous and expensive, could impact our competitive position, and may negatively impact our business operations and ability to manufacture and ship our products. There can be no assurance that our employees, contractors, suppliers, customers or agents will not violate applicable laws or the policies, controls, and procedures that we have designed to help ensure compliance with such laws, and violations could result in fines, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Changes to the laws, rules and regulations to which we are subject, or changes to their interpretation and enforcement, could lead to materially greater compliance and other costs and/or further restrictions on our ability to manufacture and supply our products and operate our business. For example, we may face increased compliance costs as a result of changes or increases in antitrust legislation, regulation, administrative rule making, increased focus from regulators on cybersecurity vulnerabilities and risks. Our position in markets relating to AI has led to increased interest in our business from regulators worldwide, including the European Union, the United States, the United Kingdom, South Korea and China. For example, the French Competition Authority collected information from us regarding our business and competition in the graphics card and cloud service provider market as part of an ongoing inquiry into competition in those markets. We have also received requests for information from regulators in the European Union, the United Kingdom, and China regarding our sales of GPUs, our efforts to allocate supply, foundation models and our investments, partnerships and other agreements with companies developing foundation models, and we expect to receive additional requests for information in the future. Governments and regulators are considering imposing restrictions on the hardware, software, and systems used to develop frontier foundation models and generative AI. For example, the EU AI Act will likely become law this year. Restrictions under this and any other regulations, if implemented, could increase the costs and burdens to us and our customers, delay or halt deployment of new systems using our products, and reduce the number of new entrants and customers, negatively impacting our business and financial results. Revisions to laws or regulations or their interpretation and enforcement could also result in increased taxation, trade sanctions, the imposition of or increase to import duties or tariffs, restrictions and controls on imports or exports, or other retaliatory actions, which could have an adverse effect on our business plans or impact the timing of our shipments. Additionally, changes in the public perception of governments in the regions where we operate or plan to operate could negatively impact our business and results of operations.
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
Following these export controls, we transitioned some operations, including certain testing, validation, and supply and distribution operations out of China and Hong Kong. Any future transitions could be costly and time consuming, and adversely affect our research and development and supply and distribution operations, as well as our revenue, during any such transition period. We expanded our Data Center product portfolio to offer new solutions, including those for which the USG does not require a license or advance notice before each shipment. To the extent that a customer requires products covered by the licensing requirements, we may seek a license for the customer. However, the licensing process is time-consuming. We have no assurance that the USG will grant such a license or that the USG will act on the license application in a timely manner or at all. Even if a license is offered, it may impose burdensome conditions that we or our customer or end users cannot or decide not to accept. The USG is evaluating license requests in a closed process that does not have clear standards or an opportunity for review. For example, the Notified Advanced Computing, or “NAC,” process has not resulted in approvals for exports of products to customers in China. The license process for exports to D1 and D4 countries has been time-consuming and resulted in license conditions for countries outside China. The requirements have a disproportionate impact on NVIDIA and already have disadvantaged and may in the future disadvantage NVIDIA against certain of our competitors who sell products that are not subject to the new restrictions or may be able to acquire licenses for their products.
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
Given the increasing strategic importance of AI and rising geopolitical tensions, the USG has changed and may again change the export control rules at any time and further subject a wider range of our products to export restrictions and licensing requirements, negatively impacting our business and financial results. In the event of such change, we may be unable to sell our inventory of such products and may be unable to develop replacement products not subject to the licensing requirements, effectively excluding us from all or part of the China market, as well as other impacted markets, including the Middle East. For example, the USG has already imposed conditions to limit the ability of foreign firms to create and offer as a service large-scale GPU clusters, for example by imposing license conditions on the use of products to be exported to certain countries, or by requiring chip tracking and throttling mechanisms that would disable or impair GPUs if certain system or use conditions are detected. The USG has already imposed export controls restricting certain gaming GPUs, and if the USG expands such controls to restrict additional gaming products, it may disrupt a significant portion of our supply and distribution chain and negatively impact sales of such products to markets outside China, including the U.S. and Europe. In addition, as the performance of the gaming GPUs increases over time, export controls may have a greater impact on our ability to compete in markets subject to those controls. Export controls may disrupt our supply and distribution chain for a substantial portion of our products, which are warehoused in and distributed from Hong Kong. Export controls restricting our ability to sell data center GPUs may also negatively impact demand for our networking products used in servers containing our GPUs. The USG may also impose export controls on our networking products, such as high-speed network interconnects, to limit the ability of downstream parties to create large clusters for frontier model training. Any new control that impacts a wider range of our products would likely have a disproportionate impact on NVIDIA and may disadvantage us against certain of our competitors that sell chips that are outside the scope of such control. Excessive or shifting export controls have already and may in the future encourage customers outside China and other impacted regions to “design-out” certain U.S. semiconductors from their products to reduce the compliance burden and risk, and to ensure that they are able to serve markets worldwide. Excessive or shifting export controls have already encouraged and may in the future encourage overseas governments to request that our customers purchase from our competitors rather than NVIDIA or other U.S. firms, harming our business, market position, and financial results. As a result, excessive or shifting export controls may negatively impact demand for our products and services not only in China, but also in other markets, such as Europe, Latin America, and Southeast Asia. Excessive or shifting export controls increase the risk of investing in U.S. advanced semiconductor products, because by the time a new product is ready for market, it may be subject to new unilateral export controls restricting its sale. At the same time, such controls may increase investment in foreign competitors, which would be less likely to be restricted by U.S. controls.
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
In August 2023, our Board of Directors approved a $25.0 billion increase to our share repurchase program without expiration. During the first quarter of fiscal year 2025, we repurchased 9.9 million shares of our common stock for $8.0 billion. As of April 28, 2024, we were authorized, subject to certain specifications, to repurchase up to $14.5 billion of additional shares of our common stock.

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
In the first quarter of fiscal year 2025, we paid $98 million in cash dividends. Our cash dividend program and the payment of future cash dividends under that program are subject to our Board of Directors' continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.
The following table presents details of our share repurchase transactions during the first quarter of fiscal year 2025:

Period	Total Number of Shares Purchased (In millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (In millions)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In billions)
January 29, 2024 - February 25, 2024	3.4	$690.11	3.4	$20.2
February 26, 2024 - March 24, 2024	2.3	$857.29	2.3	$17.9
March 25, 2024 - April 28, 2024	4.2	$875.17	4.2	$14.5
Total	9.9		9.9
From April 29, 2024 through May 24, 2024, we repurchased 2.3 million shares for $2.1 billion pursuant to a Rule 10b5-1 trading plan.
Restricted Stock Unit Share Withholding
We withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of RSU awards under our employee equity incentive program. During the first quarter of fiscal year 2025, we withheld approximately 2 million shares for a total value of $1.8 billion through net share settlements.
Recent Sales of Unregistered Securities and Use of Proceeds
On April 19, 2024, we issued a total of 10,764 shares of our common stock, valued at approximately $8.2 million based on our closing stock price on the date of issuance, to key employees of a company we acquired, who had advised us that they were sophisticated investors. These shares were issued in a transaction not involving a public offering pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act.
Item 5. Other Information
The following Section 16 officers and directors adopted, modified or terminated a trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a Rule 10b5-1 Trading Arrangement:
•On March 4, 2024, Debora Shoquist, Executive Vice President, Operations, adopted a Rule 10b5-1 Trading Arrangement for the sale of up to 41,140 shares of our common stock through June 2, 2025.
•On March 14, 2024, Jen-Hsun Huang, President and Chief Executive Officer, adopted a Rule 10b5-1 Trading Arrangement for the sale of up to 600,000 shares of our common stock through March 31, 2025.
•On March 22, 2024, Colette M. Kress, Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 Trading Arrangement for the sale of up to 50,000 shares of our common stock through May 15, 2025.
•On April 12, 2024, Ajay K. Puri, Executive Vice President, Worldwide Field Operations, adopted a Rule 10b5-1 Trading Arrangement for the sale of up to 100,832 shares of our common stock through July 11, 2025.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	Exhibit	Filing Date
3.1	Bylaws of NVIDIA Corporation, Amended and Restated as of March 12, 2024	8-K	3.1	3/14/2024
10.1+	Variable Compensation Plan - Fiscal Year 2025	8-K	10.1	3/14/2024
10.2+*	Amended and Restated 2007 Equity Incentive Plan – Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2024)
10.3+*	Amended and Restated 2007 Equity Incentive Plan - Global Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement (2024)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Date: May 29, 2024

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)