Form 10-Q
period 2024-07-28
NVIDIA CORP
filed 2024-08-28
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.001 par value, outstanding as of August 23, 2024, was 24.53 billion.

NVIDIA Corporation
Form 10-Q
For the Quarter Ended July 28, 2024
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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jul 28, 2024	Jul 30, 2023	Jul 28, 2024	Jul 30, 2023

Revenue	$30,040	$13,507	$56,084	$20,699
Cost of revenue	7,466	4,045	13,105	6,589
Gross profit	22,574	9,462	42,979	14,110
Operating expenses
Research and development	3,090	2,040	5,810	3,916
Sales, general and administrative	842	622	1,618	1,253
Total operating expenses	3,932	2,662	7,428	5,169
Operating income	18,642	6,800	35,551	8,941
Interest income	444	187	803	338
Interest expense	(61)	(65)	(125)	(131)
Other, net	189	59	264	42
Other income (expense), net	572	181	942	249
Income before income tax	19,214	6,981	36,493	9,190
Income tax expense	2,615	793	5,013	958
Net income	$16,599	$6,188	$31,480	$8,232

Net income per share:
Basic	$0.68	$0.25	$1.28	$0.33
Diluted	$0.67	$0.25	$1.27	$0.33

Weighted average shares used in per share computation:
Basic	24,578	24,729	24,599	24,716
Diluted	24,848	24,994	24,869	24,948

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jul 28, 2024	Jul 30, 2023	Jul 28, 2024	Jul 30, 2023

Net income	$16,599	$6,188	$31,480	$8,232
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Net change in unrealized gain (loss)	150	(11)	22	7
Cash flow hedges:
Net change in unrealized gain	23	22	20	8
Reclassification adjustments for net realized loss included in net income	(8)	(12)	(13)	(23)
Net change in unrealized gain (loss)	15	10	7	(15)
Other comprehensive income (loss), net of tax	165	(1)	29	(8)
Total comprehensive income	$16,764	$6,187	$31,509	$8,224

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In millions)
(Unaudited)

	Jul 28, 2024	Jan 28, 2024
Assets
Current assets:
Cash and cash equivalents	$8,563	$7,280
Marketable securities	26,237	18,704
Accounts receivable, net	14,132	9,999
Inventories	6,675	5,282
Prepaid expenses and other current assets	4,026	3,080
Total current assets	59,633	44,345
Property and equipment, net	4,885	3,914
Operating lease assets	1,556	1,346
Goodwill	4,622	4,430
Intangible assets, net	952	1,112
Deferred income tax assets	9,578	6,081
Other assets	4,001	4,500
Total assets	$85,227	$65,728

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,680	$2,699
Accrued and other current liabilities	10,289	6,682
Short-term debt	—	1,250
Total current liabilities	13,969	10,631
Long-term debt	8,461	8,459
Long-term operating lease liabilities	1,304	1,119
Other long-term liabilities	3,336	2,541
Total liabilities	27,070	22,750
Commitments and contingencies - see Note 12
Shareholders’ equity:
Preferred stock	—	—
Common stock	25	25
Additional paid-in capital	12,115	13,109
Accumulated other comprehensive income	56	27
Retained earnings	45,961	29,817
Total shareholders' equity	58,157	42,978
Total liabilities and shareholders' equity	$85,227	$65,728

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
For the Three Months Ended July 28, 2024 and July 30, 2023
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
(In millions, except per share data)
Balances, Apr 28, 2024	24,598	$25	$12,628	$(109)	$36,598	$49,142
Net income	—	—	—	—	16,599	16,599
Other comprehensive income	—	—	—	165	—	165
Issuance of common stock from stock plans	38	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	(11)	—	(1,637)	—	—	(1,637)
Shares repurchased	(63)	—	(38)	—	(6,990)	(7,028)
Cash dividends declared and paid ($0.01 per common share)	—	—	—	—	(246)	(246)
Stock-based compensation	—	—	1,162	—	—	1,162
Balances, Jul 28, 2024	24,562	$25	$12,115	$56	$45,961	$58,157
Balances, Apr 30, 2023	24,731	$25	$12,430	$(50)	$12,115	$24,520
Net income	—	—	—	—	6,188	6,188
Other comprehensive loss	—	—	—	(1)	—	(1)
Issuance of common stock from stock plans	52	—	1	—	—	1
Tax withholding related to vesting of restricted stock units	(16)	—	(672)	—	—	(672)
Shares repurchased	(75)	—	(1)	—	(3,283)	(3,284)
Cash dividends declared and paid ($0.004 per common share)	—	—	—	—	(99)	(99)
Stock-based compensation	—	—	848	—	—	848
Balances, Jul 30, 2023	24,692	$25	$12,606	$(51)	$14,921	$27,501
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
For the Six Months Ended July 28, 2024 and July 30, 2023
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
(In millions, except per share data)
Balances, Jan 28, 2024	24,643	$25	$13,109	$27	$29,817	$42,978
Net income	—	—	—	—	31,480	31,480
Other comprehensive income	—	—	—	29	—	29
Issuance of common stock from stock plans	113	—	285	—	—	285
Tax withholding related to vesting of restricted stock units	(32)	—	(3,389)	—	—	(3,389)
Shares repurchased	(162)	—	(71)	—	(14,992)	(15,063)
Cash dividends declared and paid ($0.014 per common share)	—	—	—	—	(344)	(344)
Stock-based compensation	—	—	2,181	—	—	2,181
Balances, Jul 28, 2024	24,562	$25	$12,115	$56	$45,961	$58,157
Balances, Jan 29, 2023	24,661	$25	$11,948	$(43)	$10,171	$22,101
Net income	—	—	—	—	8,232	8,232
Other comprehensive loss	—	—	—	(8)	—	(8)
Issuance of common stock from stock plans	143	—	247	—	—	247
Tax withholding related to vesting of restricted stock units	(37)	—	(1,179)	—	—	(1,179)
Shares repurchased	(75)	—	(1)	—	(3,283)	(3,284)
Cash dividends declared and paid ($0.008 per common share)	—	—	—	—	(199)	(199)
Stock-based compensation	—	—	1,591	—	—	1,591
Balances, Jul 30, 2023	24,692	$25	$12,606	$(51)	$14,921	$27,501
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	Jul 28, 2024	Jul 30, 2023
Cash flows from operating activities:
Net income	$31,480	$8,232
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	2,164	1,576
Depreciation and amortization	843	749
Gains on investments in non-affiliated entities and publicly-held equity securities, net	(264)	(45)
Deferred income taxes	(3,276)	(1,881)
Other	(288)	(102)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,133)	(3,239)
Inventories	(1,380)	861
Prepaid expenses and other assets	(12)	(592)
Accounts payable	801	789
Accrued and other current liabilities	3,314	2,675
Other long-term liabilities	584	236
Net cash provided by operating activities	29,833	9,259
Cash flows from investing activities:
Proceeds from maturities of marketable securities	8,098	5,111
Proceeds from sales of marketable securities	164	—
Purchases of marketable securities	(15,047)	(5,343)
Purchases related to property and equipment and intangible assets	(1,346)	(537)
Acquisitions, net of cash acquired	(317)	(83)
Purchases of investments in non-affiliated entities	(534)	(456)
Proceeds from sales of investments in non-affiliated entities	105	—
Other	—	21
Net cash used in investing activities	(8,877)	(1,287)
Cash flows from financing activities:
Proceeds related to employee stock plans	285	247
Payments related to repurchases of common stock	(14,898)	(3,067)
Repayment of debt	(1,250)	(1,250)
Payments related to tax on restricted stock units	(3,389)	(1,179)
Dividends paid	(344)	(199)
Principal payments on property and equipment and intangible assets	(69)	(31)
Net cash used in financing activities	(19,665)	(5,479)
Change in cash, cash equivalents, and restricted cash	1,291	2,493
Cash, cash equivalents, and restricted cash at beginning of period	7,280	3,389
Cash, cash equivalents, and restricted cash at end of period	$8,571	$5,882
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheet:
Cash and cash equivalents	$8,563	$5,783
Restricted cash, included in prepaid expenses and other current assets	8	99
Total cash, cash equivalents, and restricted cash	$8,571	$5,882
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$7,449	$328
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. The January 28, 2024 consolidated balance sheet was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024, as filed with the SEC, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of results of operations and financial position, have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024.
In May 2024, we announced a ten-for-one stock split, or the Stock Split, of our issued common stock, which was effected through the filing of an amendment to the Company's Restated Certificate of Incorporation, or the Amendment, with the Secretary of the State of Delaware. In June 2024, the Company filed the Amendment to effect the Stock Split and proportionately increased the number of shares of the Company’s authorized common stock from 8.0 billion to 80.0 billion. Shareholders of record at the close of market on June 6, 2024 received nine additional shares of common stock, distributed after the close of market on June 7, 2024. All share, equity award and per share amounts presented herein have been retrospectively adjusted to reflect the Stock Split.
Significant Accounting Policies
There have been no material changes to our significant accounting policies disclosed in Note 1 - Organization and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024.
Fiscal Year
We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2025 and 2024 are both 52-week years. The second quarters of fiscal years 2025 and 2024 were both 13-week quarters.
Principles of Consolidation
Our condensed consolidated financial statements include the accounts of NVIDIA Corporation and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from our estimates. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, cash equivalents and marketable securities, goodwill, income taxes, inventories and product purchase commitments, investigation and settlement costs, litigation, other contingencies, property, plant, and equipment, revenue recognition, and stock-based compensation. These estimates are based on historical facts and other assumptions that we believe are reasonable.
Recently Issued Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board, or FASB, issued a new accounting standard requiring disclosures of significant expenses in operating segments. We expect to adopt this standard in our annual reporting starting with fiscal year 2025. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
In December 2023, the FASB issued a new accounting standard which includes new and updated income tax disclosures, including disaggregation of rate reconciliation and income taxes paid. We expect to adopt this standard in our annual reporting starting with fiscal year 2026. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 2 - Leases
Our lease obligations primarily consist of operating leases for our headquarters complex, domestic and international office facilities, and data center space, with lease periods expiring between fiscal years 2025 and 2035.
Future minimum lease payments under our non-cancelable operating leases as of July 28, 2024 were as follows:

Operating Lease Obligations
(In millions)
Fiscal Year:
2025 (excluding first half of fiscal year 2025)	$144
2026	316
2027	299
2028	280
2029	247
2030 and thereafter	486
Total	1,772
Less imputed interest	218
Present value of net future minimum lease payments	1,554
Less short-term operating lease liabilities	250
Long-term operating lease liabilities	$1,304
In addition, operating leases of $1.0 billion, primarily for our data centers, are expected to commence during fiscal year 2025 with lease terms of 2 to 10.5 years.
Operating lease expenses were $84 million and $67 million for the second quarter of fiscal years 2025 and 2024, respectively, and $164 million and $126 million for the first half of fiscal years 2025 and 2024, respectively. Short-term and variable lease expenses for the second quarter and first half of fiscal years 2025 and 2024 were not significant.
Other information related to leases was as follows:

	Six Months Ended
	Jul 28, 2024	Jul 30, 2023

	(In millions)
Supplemental cash flows information
Operating cash flow used for operating leases	$146	$135
Operating lease assets obtained in exchange for lease obligations	$405	$299
As of July 28, 2024, our operating leases had a weighted average remaining lease term of 6.4 years and a weighted average discount rate of 4.03%. As of January 28, 2024, our operating leases had a weighted average remaining lease term of 6.1 years and a weighted average discount rate of 3.76%.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 3 - Stock-Based Compensation
Stock-based compensation expense is associated with restricted stock units, or RSUs, performance stock units that are based on our corporate financial performance targets, or PSUs, performance stock units that are based on market conditions, or market-based PSUs, and employee stock purchase plan, or ESPP.
Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts capitalized into inventory and subsequently recognized to cost of revenue, as follows:

	Three Months Ended		Six Months Ended
	Jul 28, 2024	Jul 30, 2023	Jul 28, 2024	Jul 30, 2023

	(In millions)
Cost of revenue	$40	$31	$75	$58
Research and development	832	600	1,559	1,124
Sales, general and administrative	282	211	530	394
Total	$1,154	$842	$2,164	$1,576
Equity Award Activity
The following is a summary of our equity award transactions under our equity incentive plans:

	RSUs, PSUs, and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

	(In millions, except per share data)
Balances, Jan 28, 2024	367	$24.59
Granted	79	$82.68
Vested	(93)	$19.23
Canceled and forfeited	(5)	$28.82
Balances, Jul 28, 2024	348	$39.16
As of July 28, 2024, aggregate unearned stock-based compensation expense was $12.8 billion, which is expected to be recognized over a weighted average period of 2.5 years for RSUs, PSUs, and market-based PSUs, and 0.8 years for ESPP.
Note 4 - Net Income Per Share
The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Six Months Ended
	Jul 28, 2024	Jul 30, 2023	Jul 28, 2024	Jul 30, 2023

	(In millions, except per share data)
Numerator:
Net income	$16,599	$6,188	$31,480	$8,232
Denominator:
Basic weighted average shares	24,578	24,729	24,599	24,716
Dilutive impact of outstanding equity awards	270	265	270	232
Diluted weighted average shares	24,848	24,994	24,869	24,948
Net income per share:
Basic (1)	$0.68	$0.25	$1.28	$0.33
Diluted (2)	$0.67	$0.25	$1.27	$0.33
Equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	5	104	68	136
(1)    Calculated as net income divided by basic weighted average shares.
(2)    Calculated as net income divided by diluted weighted average shares.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Diluted net income per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period, using the treasury stock method. The anti-dilutive effect of equity awards outstanding is not included in the computation of diluted net income per share.
Note 5 - Income Taxes
Income tax expense was $2.6 billion and $5.0 billion for the second quarter and first half of fiscal year 2025, respectively, and $793 million and $958 million for the second quarter and first half of fiscal year 2024, respectively. The income tax expense as a percentage of income before income tax for the second quarter and first half of fiscal year 2025 was 13.6% and 13.7%, respectively, and 11.4% and 10.4% for the second quarter and first half of fiscal year 2024, respectively.
The effective tax rate increased primarily due to a lower percentage of tax benefits from the foreign-derived intangible income deduction relative to the increase in income before income tax.
Effective tax rates for the first half of fiscal years 2025 and 2024 were lower than the U.S. federal statutory rate of 21% due to tax benefits from stock-based compensation, the foreign-derived intangible income deduction, income earned in jurisdictions that are subject to taxes lower than the U.S. federal statutory tax rate, and the U.S. federal research tax credit.
Given our current and anticipated future earnings, we believe that we may release the valuation allowance associated with certain state deferred tax assets in the near term, which would decrease our income tax expense for the period the release is recorded. The timing and amount of the valuation allowance release could vary based on our assessment of all available evidence.
While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon review, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of July 28, 2024, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next 12 months.
Note 6 - Cash Equivalents and Marketable Securities
The following is a summary of cash equivalents and marketable securities:

	Jul 28, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Debt securities issued by the U.S. Treasury	$14,051	$42	$(10)	$14,083	$2,132	$11,951
Corporate debt securities	11,994	37	(7)	12,024	682	11,342
Money market funds	5,252	—	—	5,252	5,252	—
Debt securities issued by U.S. government agencies	2,461	7	(2)	2,466	50	2,416
Certificates of deposit	141	—	—	141	32	109
Total marketable securities with fair value adjustments recorded in other comprehensive income	$33,899	$86	$(19)	$33,966	$8,148	$25,818
Publicly-held equity securities (1)				$419	$—	$419
Total	$33,899	$86	$(19)	$34,385	$8,148	$26,237
(1)    Fair value adjustments on publicly-held equity securities are recorded in net income. In the second quarter of fiscal year 2025, publicly-held equity securities from investments in non-affiliated entities were classified in marketable securities on our Condensed Consolidated Balance Sheets.
For the second quarter and first half of fiscal year 2025, net unrealized gains on investments in publicly-held equity securities were $132 million and $181 million, respectively. For the second quarter and first half of fiscal year 2024, net unrealized gains on investments in publicly-held equity securities were not significant.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Jan 28, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	$10,126	$31	$(5)	$10,152	$2,231	$7,921
Debt securities issued by the U.S. Treasury	9,517	17	(10)	9,524	1,315	8,209
Money market funds	3,031	—	—	3,031	3,031	—
Debt securities issued by U.S. government agencies	2,326	8	(1)	2,333	89	2,244
Certificates of deposit	510	—	—	510	294	216
Foreign government bonds	174	—	—	174	60	114
Total marketable securities with fair value changes recorded in other comprehensive income	$25,684	$56	$(16)	$25,724	$7,020	$18,704
The following tables provide the breakdown of unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position:

	Jul 28, 2024
	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(In millions)
Debt securities issued by U.S. government agencies	$4,031	$(8)	$857	$(2)	$4,888	$(10)
Corporate debt securities	3,170	(5)	396	(2)	3,566	(7)
Debt securities issued by the U.S. Treasury	1,210	(1)	117	(1)	1,327	(2)
Total	$8,411	$(14)	$1,370	$(5)	$9,781	$(19)

	Jan 28, 2024
	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(In millions)
Debt securities issued by the U.S. Treasury	$3,343	$(5)	$1,078	$(5)	$4,421	$(10)
Corporate debt securities	1,306	(3)	618	(2)	1,924	(5)
Debt securities issued by U.S. government agencies	670	(1)	—	—	670	(1)
Total	$5,319	$(9)	$1,696	$(7)	$7,015	$(16)
Gross unrealized losses are related to fixed income securities, driven primarily by changes in interest rates.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The amortized cost and estimated fair value of debt securities included in cash equivalents and marketable securities are shown below by contractual maturity.

	Jul 28, 2024		Jan 28, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(In millions)
Less than one year	$15,535	$15,532	$16,336	$16,329
Due in 1 - 5 years	18,364	18,434	9,348	9,395
Total	$33,899	$33,966	$25,684	$25,724
Note 7 - Fair Value of Financial Assets and Liabilities and Investments in Non-Affiliated Entities
The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or market prices of similar assets from active markets. We review fair value classification on a quarterly basis.

	Pricing Category	Fair Value at
		Jul 28, 2024	Jan 28, 2024

		(In millions)
Assets
Cash equivalents and marketable securities:
Money market funds	Level 1	$5,252	$3,031
Publicly-held equity securities	Level 1	$419	$—
Debt securities issued by the U.S. Treasury	Level 2	$14,083	$9,524
Corporate debt securities	Level 2	$12,024	$10,152
Debt securities issued by U.S. government agencies	Level 2	$2,466	$2,333
Certificates of deposit	Level 2	$141	$510
Foreign government bonds	Level 2	$—	$174
Other assets (Investments in non-affiliated entities):
Publicly-held equity securities	Level 1	$—	$225

Liabilities (1)
0.584% Notes Due 2024	Level 2	$—	$1,228
3.20% Notes Due 2026	Level 2	$973	$970
1.55% Notes Due 2028	Level 2	$1,126	$1,115
2.85% Notes Due 2030	Level 2	$1,380	$1,367
2.00% Notes Due 2031	Level 2	$1,068	$1,057
3.50% Notes Due 2040	Level 2	$839	$851
3.50% Notes Due 2050	Level 2	$1,559	$1,604
3.70% Notes Due 2060	Level 2	$386	$403
(1)    These liabilities are carried on our Condensed Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount and issuance costs.
Investments in Non-Affiliated Entities
Our investments in non-affiliated entities include non-marketable equity securities, which are primarily investments in privately held companies. In the second quarter of fiscal year 2025, publicly-held equity securities from investments in non-affiliated entities were classified in marketable securities on our Condensed Consolidated Balance Sheets.
Our non-marketable equity securities are recorded in long-term other assets on our Condensed Consolidated Balance Sheets and valued under the measurement alternative. Gains and losses on these investments, realized and unrealized, are recognized in Other income and expense, net on our Condensed Consolidated Statements of Income.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Adjustments to the carrying value of our non-marketable equity securities during the second quarter and first half of fiscal years 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
	Jul 28, 2024	Jul 30, 2023	Jul 28, 2024	Jul 30, 2023

	(In millions)
Balance at beginning of period	$1,463	$496	$1,321	$288
Adjustments related to non-marketable equity securities:
Net additions	294	181	421	402
Unrealized gains	77	—	92	—
Impairments and unrealized losses	(15)	(1)	(15)	(14)
Balance at end of period	$1,819	$676	$1,819	$676
Non-marketable equity securities had cumulative gross unrealized gains of $362 million and cumulative gross losses and impairments of $60 million as of July 28, 2024.
Note 8 - Amortizable Intangible Assets and Goodwill
The components of our amortizable intangible assets are as follows:

	Jul 28, 2024			Jan 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In millions)
Acquisition-related intangible assets	$2,752	$(1,976)	$776	$2,642	$(1,720)	$922
Patents and licensed technology	442	(266)	176	449	(259)	190
Total intangible assets	$3,194	$(2,242)	$952	$3,091	$(1,979)	$1,112
For the second quarter and first half of fiscal year 2025, amortization expense associated with intangible assets was $146 million and $289 million, respectively. For the second quarter and first half of fiscal year 2024, amortization expense was $146 million and $327 million, respectively.
The following table outlines the estimated amortization expense related to the net carrying amount of intangible assets as of July 28, 2024:

Future Amortization Expense
(In millions)
Fiscal Year:
2025 (excluding first half of fiscal year 2025)	$295
2026	304
2027	192
2028	51
2029	9
2030 and thereafter	101
Total	$952
In the first half of fiscal year 2025, goodwill increased by $192 million from business combinations assigned to our Compute & Networking reporting unit.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 9 - Balance Sheet Components
Three customers accounted for 23%, 15%, and 11% of our accounts receivable balance as of July 28, 2024. Two customers accounted for 24% and 11% of our accounts receivable balance as of January 28, 2024.
Certain balance sheet components are as follows:

	Jul 28, 2024	Jan 28, 2024

Inventories:	(In millions)
Raw materials	$1,895	$1,719
Work in process	2,111	1,505
Finished goods	2,669	2,058
Total inventories (1)	$6,675	$5,282
(1)    During the second quarter of fiscal years 2025 and 2024, we recorded an inventory provision of $345 million and $343 million, respectively and during the first half of fiscal years 2025 and 2024, we recorded an inventory provision of $555 million and $448 million, respectively, in cost of revenue.

	Jul 28, 2024	Jan 28, 2024

Other Assets (Long Term):	(In millions)
Investments in non-affiliated entities	$1,819	$1,546
Prepaid supply and capacity agreements (1)	1,313	2,458
Prepaid royalties	352	364
Prepaid tax	331	2
Other	186	130
Total other assets	$4,001	$4,500
(1)    As of July 28, 2024 and January 28, 2024, there were $3.3 billion and $2.5 billion of short-term prepaid supply and capacity agreements included in short term Prepaid expenses and other current assets, respectively.

	Jul 28, 2024	Jan 28, 2024

Accrued and Other Current Liabilities:	(In millions)
Customer program accruals	$3,584	$2,081
Excess inventory purchase obligations (1)	2,051	1,655
Taxes payable	1,173	296
Deferred revenue (2)	948	764
Accrued payroll and related expenses	941	675
Product warranty and return provisions	868	415
Operating leases	250	228
Licenses and royalties	154	182
Unsettled share repurchases	130	187
Other	190	199
Total accrued and other current liabilities	$10,289	$6,682
(1)    During the second quarter of fiscal years 2025 and 2024, we recorded $563 million and $232 million, respectively and during the first half of fiscal years 2025 and 2024, we recorded $746 million and $261 million, respectively, in cost of revenue.

(2)    Deferred revenue includes customer advances and unearned revenue related to hardware support, software support, cloud services, and license and development arrangements. The balance as of July 28, 2024 and January 28, 2024 included $340 million and $233 million of customer advances, respectively.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Jul 28, 2024	Jan 28, 2024

Other Long-Term Liabilities:	(In millions)
Income tax payable (1)	$1,670	$1,361
Deferred revenue (2)	773	573
Deferred income tax	697	462
Other	196	145
Total other long-term liabilities	$3,336	$2,541
(1)    Income tax payable is comprised of the long-term portion of the one-time transition tax payable, unrecognized tax benefits, and related interest and penalties.

(2)    Deferred revenue includes unearned revenue related to hardware support and software support.
Deferred Revenue
The following table shows the changes in short and long term deferred revenue during the first half of fiscal years 2025 and 2024:

	Six Months Ended
	Jul 28, 2024	Jul 30, 2023

	(In millions)
Balance at beginning of period	$1,337	$572
Deferred revenue additions	1,478	713
Revenue recognized	(1,094)	(556)
Balance at end of period	$1,721	$729
We recognized revenue of $323 million and $199 million for the first half of fiscal years 2025 and 2024 respectively, that were included in the prior year end deferred revenue balances.
For revenue contracts with a length greater than one year, $1.3 billion is included in deferred revenue and $123 million has not yet been billed nor recognized as revenue as of July 28, 2024. Approximately 37% of this combined amount will be recognized as revenue over the next twelve months.
Note 10 - Derivative Financial Instruments
We entered into foreign currency forward contracts mitigating the impact of foreign currency exchange rate movements on our operating expenses. These contracts are designated as cash flow hedges. Gains or losses on the contracts are recorded in accumulated other comprehensive income or loss and reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur.
We also entered into foreign currency forward contracts mitigating the impact of foreign currency movements on monetary assets and liabilities. The change in fair value of these non-designated contracts was recorded in other income or expense and offsets the change in fair value of the hedged foreign currency denominated monetary assets and liabilities, which was also recorded in other income or expense.
The table below presents the notional value of our foreign currency contracts outstanding:

	Jul 28, 2024	Jan 28, 2024

	(In millions)
Designated as cash flow hedges	$1,278	$1,168
Non-designated hedges	$894	$597
The unrealized gains and losses or fair value of our foreign currency contracts were not significant as of July 28, 2024 and January 28, 2024.
As of July 28, 2024, all designated foreign currency contracts mature within 18 months and the expected realized gains and losses were not significant.
During the first half of fiscal years 2025 and 2024, the impact of derivative financial instruments designated for cash flow hedges was not significant and the instruments were determined to be highly effective.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 11 - Debt
Long-Term Debt

	Expected Remaining Term (years)	Effective Interest Rate	Carrying Value at
			Jul 28, 2024	Jan 28, 2024

			(In millions)
0.584% Notes Due 2024 (1)	—	0.66%	$—	$1,250
3.20% Notes Due 2026	2.1	3.31%	1,000	1,000
1.55% Notes Due 2028	3.9	1.64%	1,250	1,250
2.85% Notes Due 2030	5.7	2.93%	1,500	1,500
2.00% Notes Due 2031	6.9	2.09%	1,250	1,250
3.50% Notes Due 2040	15.7	3.54%	1,000	1,000
3.50% Notes Due 2050	25.7	3.54%	2,000	2,000
3.70% Notes Due 2060	35.7	3.73%	500	500
Unamortized debt discount and issuance costs			(39)	(41)
Net carrying amount			8,461	9,709
Less short-term portion			—	(1,250)
Total long-term portion			$8,461	$8,459
(1) We repaid the 0.584% Notes Due 2024 in the second quarter of fiscal year 2025.
Our notes are unsecured senior obligations. Existing and future liabilities of our subsidiaries will be effectively senior to the notes. Our notes pay interest semi-annually. We may redeem each of our notes prior to maturity, as defined in the applicable form of note. The maturity of the notes are calendar year.
As of July 28, 2024, we complied with the required covenants, which are non-financial in nature, under the outstanding notes.
Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of July 28, 2024, we had no commercial paper outstanding.
Note 12 - Commitments and Contingencies
Purchase Obligations
Our purchase obligations reflect our commitment to purchase components used to manufacture our products, including long-term supply and capacity agreements, certain software and technology licenses, other goods and services and long-lived assets.
As of July 28, 2024, we had outstanding inventory purchases and long-term supply and capacity obligations totaling $27.8 billion, an increase from the prior year due to commitments for Hopper and Blackwell capacity and components. We enter into agreements with contract manufacturers that allow them to procure inventory based upon our defined criteria, and in certain instances, these agreements are cancellable, able to be rescheduled, and adjustable for our business needs prior to placing firm orders. Though, changes to these agreements may result in additional costs. Other non-inventory purchase obligations were $12.0 billion, including $9.8 billion of multi-year cloud service agreements. We expect our cloud service agreements to be used to support our research and development efforts and our DGX Cloud offerings.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Total future purchase commitments as of July 28, 2024 are as follows:

Commitments
(In millions)
Fiscal Year:
2025 (excluding first half of fiscal year 2025)	$21,934
2026	10,671
2027	2,778
2028	2,436
2029	1,543
2030 and thereafter	419
Total	$39,781
Accrual for Product Warranty Liabilities
The estimated amount of product warranty liabilities was $741 million and $306 million as of July 28, 2024 and January 28, 2024, respectively. The estimated product returns and product warranty activity consisted of the following:

	Three Months Ended		Six Months Ended
	Jul 28, 2024	Jul 30, 2023	Jul 28, 2024	Jul 30, 2023
	(In millions)
Balance at beginning of period	$532	$77	$306	$82
Additions	237	42	471	55
Utilization	(28)	(4)	(36)	(22)
Balance at end of period	$741	$115	$741	$115
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
Litigation
Securities Class Action and Derivative Lawsuits
The plaintiffs in the putative securities class action lawsuit, captioned 4:18-cv-07669-HSG, initially filed on December 21, 2018 in the United States District Court for the Northern District of California, and titled In Re NVIDIA Corporation Securities Litigation, filed an amended complaint on May 13, 2020. The amended complaint asserted that NVIDIA and certain NVIDIA executives violated Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and SEC Rule 10b-5, by making materially false or misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand between May 10, 2017 and November 14, 2018. Plaintiffs also alleged that the NVIDIA executives who they named as defendants violated Section 20(a) of the Exchange Act. Plaintiffs sought class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees and expert fees, and further relief as the Court may deem just and proper. On March 2, 2021, the district court granted NVIDIA’s motion to dismiss the complaint without leave to amend, entered judgment in favor of NVIDIA and closed the case. On March 30, 2021, plaintiffs filed an appeal from judgment in the United States Court of Appeals for the Ninth Circuit, case number 21-15604. On August 25, 2023, a majority of a three-judge Ninth Circuit panel affirmed in part and reversed in part the district court’s dismissal of the case, with a third judge dissenting on the basis that the district court did not err in dismissing the case. On November 15, 2023, the Ninth Circuit denied NVIDIA’s petition for rehearing en banc of the Ninth Circuit panel’s majority decision to reverse in part the dismissal of the case, which NVIDIA had filed on October 10, 2023. On November 21, 2023, NVIDIA filed a motion with the Ninth Circuit for a stay of the mandate pending NVIDIA’s petition for a writ of certiorari in the Supreme Court of the United States and the Supreme Court’s resolution of the matter. On December 5, 2023, the Ninth Circuit granted NVIDIA’s motion to stay the mandate. NVIDIA filed a petition for a writ of certiorari on March 4, 2024. On June 17, 2024, the Supreme Court of the United States granted NVIDIA’s petition for a writ of certiorari. Four amicus briefs were filed in support of NVIDIA's petition. Oral arguments are scheduled for November 13, 2024.

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
Accounting for Loss Contingencies
As of July 28, 2024, there are no accrued contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, except as described above, any possible loss or range of loss in these matters cannot be reasonably estimated at this time. We are engaged in legal actions not described above arising in the ordinary course of business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.
Note 13 - Shareholders’ Equity
Capital Return Program
During the second quarter and first half of fiscal year 2025, we repurchased 62.8 million and 162.1 million shares of our common stock for $7.0 billion and $15.1 billion, respectively. During the second quarter and first half of fiscal year 2024, we repurchased 75.5 million shares of our common stock for $3.3 billion. As of July 28, 2024, we were authorized, subject to certain specifications, to repurchase up to $7.5 billion of our common stock. On August 26, 2024, our Board of Directors approved an additional $50.0 billion to our share repurchase authorization, without expiration. As of August 26, 2024, a total of $53.9 billion was available for repurchase. Our share repurchase program aims to offset dilution from shares issued to employees while maintaining adequate liquidity to meet our operating requirements. We may pursue additional share repurchases as we weigh market factors and other investment opportunities.
From July 29, 2024 through August 26, 2024, we repurchased 31.5 million shares for $3.6 billion pursuant to a Rule 10b5-1 trading plan.
On June 7, 2024, we increased our quarterly cash dividend to $0.01 per share on a post-Stock Split basis to all shareholders of record on June 11, 2024. Our quarterly cash dividend was paid on June 28, 2024.
During the second quarter and first half of fiscal year 2025, we paid $246 million and $344 million in cash dividends, respectively. During the second quarter and first half of fiscal year 2024, we paid $99 million and $199 million in cash dividends to our shareholders, respectively. Our cash dividend program and the payment of future cash dividends under that program are subject to our Board of Directors' continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 14 - Segment Information
Our Chief Executive Officer is our chief operating decision maker, or CODM, and reviews financial information presented on an operating segment basis for purposes of making decisions and assessing financial performance.
The Compute & Networking segment includes our Data Center accelerated computing platforms and artificial intelligence, or AI, solutions and software; networking; automotive platforms and autonomous and electric vehicle solutions; Jetson for robotics and other embedded platforms; and DGX Cloud computing services.
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

	Compute & Networking	Graphics	All Other	Consolidated

	(In millions)
Three Months Ended Jul 28, 2024
Revenue	$26,446	$3,594	$—	$30,040
Operating income (loss)	$18,848	$1,369	$(1,575)	$18,642

Three Months Ended Jul 30, 2023
Revenue	$10,402	$3,105	$—	$13,507
Operating income (loss)	$6,728	$1,211	$(1,139)	$6,800

Six Months Ended Jul 28, 2024
Revenue	$49,121	$6,963	$—	$56,084
Operating income (loss)	$35,896	$2,609	$(2,954)	$35,551

Six Months Ended Jul 30, 2023
Revenue	$14,862	$5,837	$—	$20,699
Operating income (loss)	$8,887	$2,258	$(2,204)	$8,941

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jul 28, 2024	Jul 30, 2023	Jul 28, 2024	Jul 30, 2023

	(In millions)
Reconciling items included in "All Other" category:
Stock-based compensation expense	$(1,154)	$(842)	$(2,164)	$(1,576)
Unallocated cost of revenue and operating expenses	(280)	(163)	(508)	(317)
Acquisition-related and other costs	(144)	(137)	(286)	(311)
Other	3	3	4	—
Total	$(1,575)	$(1,139)	$(2,954)	$(2,204)
Revenue by geographic areas is based upon the billing location of the customer. The end customer and shipping location may be different from our customer’s billing location. For example, most shipments associated with Singapore revenue were to locations other than Singapore and shipments to Singapore were insignificant. Revenue by geographic areas was as follows:

	Three Months Ended		Six Months Ended
	Jul 28, 2024	Jul 30, 2023	Jul 28, 2024	Jul 30, 2023

	(In millions)
Revenue:
United States	$13,022	$6,043	$26,518	$8,428
Taiwan	5,740	2,839	10,113	4,635
Singapore	5,622	1,042	9,659	1,804
China (including Hong Kong)	3,667	2,740	6,158	4,330
Other countries	1,989	843	3,636	1,502
Total revenue	$30,040	$13,507	$56,084	$20,699
We refer to customers who purchase products directly from NVIDIA as direct customers, such as add-in board manufacturers, distributors, original device manufacturers, or ODMs, original equipment manufacturers, or OEMs, and system integrators. We have certain customers that may purchase products directly from NVIDIA and may use either internal resources or third-party system integrators to complete their build. We also have indirect customers, who purchase products through our direct customers; indirect customers include cloud service providers, consumer internet companies, enterprises, and public sector entities.
Sales to direct customers which represented 10% or more of total revenue, all of which were primarily attributable to the Compute & Networking segment, are presented in the following table:

	Three Months Ended	Six Months Ended
	Jul 28, 2024	Jul 28, 2024

Customer A	14%	14%
Customer B	11%	*
Customer C	11%	*
Customer D	10%	10%
Customer E	*	10%
* Less than 10% of total revenue
One customer represented approximately 17% and 13% of total revenue for the second quarter and first half of fiscal year 2024, respectively, and was attributable to the Compute & Networking segment.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table summarizes revenue by specialized markets:

	Three Months Ended		Six Months Ended
	Jul 28, 2024	Jul 30, 2023	Jul 28, 2024	Jul 30, 2023

	(In millions)
Revenue:
Data Center	$26,272	$10,323	$48,835	$14,607
Compute	22,604	8,612	41,996	11,969
Networking	3,668	1,711	6,839	2,638
Gaming	2,880	2,486	5,527	4,726
Professional Visualization	454	379	881	674
Automotive	346	253	675	549
OEM and Other	88	66	166	143
Total revenue	$30,040	$13,507	$56,084	$20,699

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
Overview
Our Company and Our Businesses
NVIDIA pioneered accelerated computing to help solve the most challenging computational problems. Since our original focus on PC graphics, we have expanded to several other large and important computationally intensive fields. Fueled by the sustained demand for exceptional 3D graphics and the scale of the gaming market, NVIDIA has leveraged its GPU architecture to create platforms for scientific computing, AI, data science, autonomous vehicles, robotics, and 3D internet applications. Our two operating segments are "Compute & Networking" and "Graphics," as described in Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Recent Developments, Future Objectives and Challenges
Demand and Supply
Revenue growth in the second quarter of fiscal year 2025 was driven by data center compute platforms and networking for accelerated computing and AI solutions. Hopper architecture demand is strong, and shipments are expected to increase in the second half of fiscal 2025. We shipped customer samples of our Blackwell architecture in the second quarter. We executed a change to the Blackwell GPU mask to improve production yield. Blackwell production ramp is scheduled to begin in the fourth quarter and continue into fiscal year 2026. In the fourth quarter of fiscal year 2025, we expect to ship several billion dollars in Blackwell revenue.
Demand estimates for our new products, applications, and services can be incorrect and create volatility in our revenue or supply levels. We may not be able to generate significant revenue from them. Recent technologies, such as generative AI models, have emerged, and while they have driven increased demand for Data Center, the long-term trajectory is unknown.
We continue to increase our supply and capacity purchases with existing and new suppliers to support our demand projections. With these additions, we have also entered and may continue to enter into prepaid manufacturing and capacity agreements to supply both current and future products. The increased purchase volumes and integration of new suppliers and contract manufacturers into our supply chain may create more complexity in managing multiple suppliers with variations in production planning, execution and logistics. Our expanding product portfolio and varying component compatibility and quality may lead to increased inventory levels. We have incurred and may in the future incur inventory provisions or impairments if our inventory or supply or capacity commitments exceed demand for our products or demand declines.
Product Transitions and New Product Introductions
Product transitions are complex and we often ship both new and prior architecture products simultaneously as our channel partners prepare to ship and support new products. We may be in various stages of transitioning the architectures of our Data Center, Gaming, Professional Visualization and Automotive products. The computing industry is experiencing a broader and faster launch cadence of accelerated computing platforms to meet a growing and diverse set of AI opportunities. We have introduced a new cadence of our Data Center architectures where we seek to complete a new GPU computing architecture each year and we are providing a greater variety of Data Center offerings. The increased frequency of these transitions and the larger number of products and product configurations may magnify the challenges associated with managing our supply and demand which may create volatility in our revenue. The increased frequency and complexity of newly introduced products could result in quality or production issues that could increase inventory provisions, warranty, or other costs or result in product delays. We incur significant engineering development resources for new products, and changes to our product roadmap may impact our ability to develop other products or adequately manage our supply chain cost. Customers may delay purchasing existing products as we increase the frequency of new products or may not be able to adopt our new products as fast as forecasted, both impacting the timing of our revenue and supply chain cost. While we have managed prior product transitions and have sold multiple product architectures at the same time, these transitions are difficult, may impair our ability to predict demand and impact our supply mix, and may cause us to incur additional costs. For example, we executed a change to the Blackwell GPU mask to improve production yield. Our gross margins in the second quarter of fiscal year 2025 were negatively impacted by inventory provisions for low-yielding Blackwell material and they may continue to be impacted in the future.
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
In October 2023, the USG announced new and updated licensing requirements that became effective in our fourth quarter of fiscal year 2024 for exports to China and Country Groups D1, D4, and D5 (including but not limited to Saudi Arabia, the United Arab Emirates, and Vietnam, but excluding Israel) of our products exceeding certain performance thresholds, including A100, A800, H100, H800, L4, L40, L40S and RTX 4090. The licensing requirements also apply to the export of products exceeding certain performance thresholds to a party headquartered in, or with an ultimate parent headquartered in, Country Group D5, including China. On October 23, 2023, the USG informed us the licensing requirements were effective immediately for shipments of our A100, A800, H100, H800, and L40S products. We have not received licenses to ship these restricted products to China. Additionally, partners and customers have experienced delays in receiving licenses or have not received a license to ship these restricted products.
We expanded our Data Center product portfolio to offer new solutions, including those for which the USG does not require a license or advance notice before each shipment. We ramped new products designed specifically for China that do not require an export control license. Our Data Center revenue in China grew sequentially in the second quarter of fiscal year 2025 and is a significant contributor to our Data Center revenue. As a percentage of total Data Center revenue, it remains below levels seen prior to the imposition of export controls in October 2023. To the extent that a customer requires products covered by the licensing requirements, we may seek a license for the customer but have no assurance that the USG will grant such a license, or that the USG will act on the license application in a timely manner or at all.
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

Macroeconomic Factors
Macroeconomic factors, including inflation, interest rate changes, capital market volatility, global supply chain constraints and global economic and geopolitical developments, may have direct and indirect impacts on our results of operations, particularly demand for our products. While difficult to isolate and quantify, these macroeconomic factors can also impact our supply chain and manufacturing costs, employee wages, costs for capital equipment and value of our investments. Our product and solution pricing generally does not fluctuate with short-term changes in our costs. Within our supply chain, we continuously manage product availability and costs with our vendors.
Israel and Regional Conflicts
We are monitoring the impact of the geopolitical conflict in and around Israel on our operations, including the health and safety of our approximately 4,000 employees in the region who primarily support the research and development, operations, and sales and marketing of our networking products. Our global supply chain for our networking products has not experienced any significant impact. A substantial number of our employees in the region have been called-up for active military duty in Israel. Some employees in Israel have been on active military duty for an extended period and may continue to be absent, which may cause disruption to our product development or operations. We have not experienced significant impact or expense to our business; however, if the conflict is further extended, it could impact future product development, operations, and revenue or create other uncertainty for our business.
Second Quarter of Fiscal Year 2025 Summary

	Three Months Ended			Quarter-over-Quarter Change	Year-over-Year Change
	Jul 28, 2024	Apr 28, 2024	Jul 30, 2023

	($ in millions, except per share data)
Revenue	$30,040	$26,044	$13,507	15%	122%
Gross margin	75.1%	78.4%	70.1%	(3.3) pts	5.0 pts
Operating expenses	$3,932	$3,497	$2,662	12%	48%
Operating income	$18,642	$16,909	$6,800	10%	174%
Net income	$16,599	$14,881	$6,188	12%	168%
Net income per diluted share	$0.67	$0.60	$0.25	12%	168%
We specialize in markets where our computing platforms can provide tremendous acceleration for applications. These platforms incorporate processors, interconnects, software, algorithms, systems and services to deliver unique value. Our platforms address four large markets where our expertise is critical: Data Center, Gaming, Professional Visualization, and Automotive.
Revenue was $30.0 billion, up 122% from a year ago and up 15% sequentially.
Data Center revenue was up 154% from a year ago and up 16% sequentially. The strong sequential and year-on-year growth was driven by demand for our Hopper GPU computing platform for training and inferencing of large language models, recommendation engines, and generative AI applications. Sequential growth was driven by consumer internet and enterprise companies. Cloud service providers represented roughly 45% of our Data Center revenue, and more than 50% stemmed from consumer internet and enterprise companies. Strong year-on-year growth was driven by all customer types from both compute and networking revenue. Customers continue to accelerate their Hopper architecture purchases while gearing up to adopt Blackwell. Data Center compute revenue was $22.6 billion, up 162% from a year ago and up 17% sequentially. Networking revenue was $3.7 billion, up 114% from a year ago driven by InfiniBand and Ethernet for AI revenue, which includes Spectrum-X end-to-end ethernet platform. Networking revenue sequentially was up 16% and includes a doubling of Ethernet for AI revenue.
We shipped customer samples of our Blackwell architecture in the second quarter. We executed a change to the Blackwell GPU mask to improve production yield. Blackwell production ramp is scheduled to begin in the fourth quarter and continue into fiscal year 2026. In the fourth quarter of fiscal year 2025, we expect to ship several billion dollars in Blackwell revenue. Hopper demand is strong, and shipments are expected to increase in the second half of fiscal year 2025.
Gaming revenue was up 16% from a year ago and up 9% sequentially. These increases reflect higher sales of our GeForce RTX 40 Series GPUs and game console SOCs. We had solid demand in the second quarter for our gaming GPUs as part of the back-to-school season.
Professional Visualization revenue was up 20% from a year ago and up 6% sequentially. These increases were driven by the continued ramp of RTX GPU workstations based on our Ada architecture.

Automotive revenue was up 37% from a year ago and up 5% sequentially. These increases were driven by AI Cockpit solutions and self-driving platforms.
Gross margin increased from a year ago on strong Data Center revenue growth primarily driven by our Hopper GPU computing platform. Sequentially, gross margin decreased primarily driven by inventory provisions for low-yielding Blackwell material and a higher mix of new products within Data Center.
Operating expenses were up 48% from a year ago and up 12% sequentially, largely driven by compensation and benefits, reflecting growth in employees and compensation.
Market Platform Highlights
Data Center revenue for the second quarter of fiscal year 2025 was $26.3 billion, up 16% from the previous quarter and up 154% from a year ago. We unveiled an array of NVIDIA Blackwell-powered systems featuring NVIDIA Grace CPUs, networking and infrastructure from top manufacturers. We announced broad adoption of the NVIDIA Spectrum-X Ethernet networking platform by cloud service providers, GPU cloud providers and enterprises, as well as partners incorporating it into their offerings. We released NVIDIA Inference Microservices, or NIM, for broad availability to developers globally and unveiled that more than 150 companies are integrating NIM into their platforms to speed generative AI application development. We introduced an NVIDIA AI Foundry service and NIM inference microservices to accelerate generative AI for the world’s enterprises with the Llama 3.1 collection of models. We announced that the combination of NVIDIA H200 and NVIDIA Blackwell architecture B200 processors swept the latest industry-standard MLPerf results for inference. We also unveiled an array of Blackwell systems featuring NVIDIA Grace CPUs, networking and infrastructure. Over the trailing four quarters, we estimate that inference drove over 40% of our Data Center revenue.
Gaming revenue for the second quarter of fiscal year 2025 was $2.9 billion, up 9% from the previous quarter and up 16% from a year ago. We announced NVIDIA ACE generative AI microservices are in early access for RTX AI PCs. We announced new RTX and DLSS titles bringing the total number of RTX games and apps to over 600. We surpassed 2,000 games on GeForce NOW and expanded the service into Japan.
Professional Visualization revenue for the second quarter of fiscal year 2025 was $454 million, up 6% from the previous quarter and up 20% from a year ago. We introduced generative AI models and NIM microservices for OpenUSD; and announced major Taiwanese electronics makers are creating more autonomous factories with a new reference workflow that combines NVIDIA Metropolis vision AI, NVIDIA Omniverse simulation and NVIDIA Isaac AI robot development.
Automotive revenue for the second quarter of fiscal year 2025 was $346 million, up 5% from the previous quarter and up 37% from a year ago. At the Computer Vision and Pattern Recognition conference, NVIDIA won the Autonomous Grand Challenge in the ‘End-to-End Driving at Scale’ category, highlighting the importance of generative AI in building applications for physical AI deployments in autonomous vehicle development.
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

	Three Months Ended		Six Months Ended
	Jul 28, 2024	Jul 30, 2023	Jul 28, 2024	Jul 30, 2023
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	24.9	29.9	23.4	31.8
Gross profit	75.1	70.1	76.6	68.2
Operating expenses
Research and development	10.3	15.1	10.4	18.9
Sales, general and administrative	2.8	4.7	2.9	6.1
Total operating expenses	13.1	19.8	13.3	25.0
Operating income	62.0	50.3	63.3	43.2
Interest income	1.5	1.4	1.4	1.6
Interest expense	(0.2)	(0.5)	(0.2)	(0.6)
Other, net	0.6	0.4	0.5	0.2
Other income (expense), net	1.9	1.3	1.7	1.2
Income before income tax	63.9	51.6	65.0	44.4
Income tax expense	8.7	5.9	8.9	4.6
Net income	55.2%	45.7%	56.1%	39.8%
Revenue
Revenue by Reportable Segments

	Three Months Ended				Six Months Ended
	Jul 28, 2024	Jul 30, 2023	$ Change	% Change	Jul 28, 2024	Jul 30, 2023	$ Change	% Change

	($ in millions)
Compute & Networking	$26,446	$10,402	$16,044	154%	$49,121	$14,862	$34,259	231%
Graphics	3,594	3,105	489	16%	6,963	5,837	1,126	19%
Total	$30,040	$13,507	$16,533	122%	$56,084	$20,699	$35,385	171%
Operating Income by Reportable Segments

	Three Months Ended				Six Months Ended
	Jul 28, 2024	Jul 30, 2023	$ Change	% Change	Jul 28, 2024	Jul 30, 2023	$ Change	% Change

	($ in millions)
Compute & Networking	$18,848	$6,728	$12,120	180%	$35,896	$8,887	$27,009	304%
Graphics	1,369	1,211	158	13%	$2,609	2,258	351	16%
All Other	(1,575)	(1,139)	(436)	38%	$(2,954)	(2,204)	(750)	34%
Total	$18,642	$6,800	$11,842	174%	$35,551	$8,941	$26,610	298%
Compute & Networking revenue – The increase in the second quarter and first half of fiscal year 2025 compared to the second quarter and first half of fiscal year 2024 was due to strength in Data Center computing and networking for accelerated computing and AI solutions. Revenue from GPU computing grew 166% year-on-year and 257% compared to the first half of fiscal year 2024, was driven by demand for our Hopper GPU architecture computing platform for training and inferencing of large language models, recommendation engines, and generative AI applications. Networking was also up 114% year-on-year and 159% compared to the first half of last year driven by both InfiniBand and Ethernet for AI revenue.

Graphics revenue – The increase in the second quarter and first half of fiscal year 2025 compared to the second quarter and first half of fiscal year 2024 was led by higher sales of our GeForce RTX 40 Series GPUs.
Reportable segment operating income – The increase in the second quarter and first half of fiscal year 2025 compared to the second quarter and first half of fiscal year 2024 in Compute & Networking and Graphics operating income was driven by higher revenue.
All Other operating loss – The increase in the second quarter and first half of fiscal year 2025 compared to the second quarter and first half of fiscal year 2024 was due to an increase in stock-based compensation expense reflecting employee growth and compensation increases.
Concentration of Revenue
Revenue by geographic region is designated based on the billing location even if the revenue may be attributable to end customers, such as enterprises and gamers in a different location. Revenue from sales to customers outside of the United States accounted for 57% and 53% of total revenue for the second quarter and first half of fiscal year 2025, respectively, and 55% and 59% of total revenue for the second quarter and first half of fiscal year 2024, respectively.
We refer to customers who purchase products directly from NVIDIA as direct customers, such as add-in board manufacturers, distributors, ODMs, OEMs, and system integrators. We have certain customers that may purchase products directly from NVIDIA and may use either internal resources or third-party system integrators to complete their build. We also have indirect customers, who purchase products through our direct customers; indirect customers include cloud service providers, consumer internet companies, enterprises, and public sector entities.
Sales to direct customers which represented 10% or more of total revenue, all of which were primarily attributable to the Compute & Networking segment, are presented in the following table:

	Three Months Ended	Six Months Ended
	Jul 28, 2024	Jul 28, 2024

Customer A	14%	14%
Customer B	11%	*
Customer C	11%	*
Customer D	10%	10%
Customer E	*	10%
* Less than 10% of total revenue
For the second quarter of fiscal year 2025, two indirect customers which primarily purchase our products through system integrators and distributors, including through Customer B and Customer E, are estimated to each represent 10% or more of total revenue attributable to the Compute & Networking segment.
For the first half of fiscal year 2025, an indirect customer which primarily purchases our products from system integrators and distributors, including from Customer E, is estimated to represent 10% or more of total revenue, attributable to the Compute & Networking segment.
Indirect customer revenue is an estimation based upon multiple factors including customer purchase order information, product specifications, internal sales data and other sources. Actual indirect customer revenue may differ from our estimates.
We have experienced periods where we receive a significant amount of our revenue from a limited number of customers, and this trend may continue.
Gross Profit and Gross Margin
Gross profit consists of total net revenue less cost of revenue.
Our overall gross margin increased to 75.1% and 76.6% for the second quarter and first half of fiscal year 2025, respectively, from 70.1% and 68.2% for the second quarter and first half of fiscal year 2024, respectively. The increases in the second quarter and first half of fiscal year 2025 compared to the second quarter and first half of fiscal year 2024 were primarily due to strong Data Center revenue growth of 154% and 234% for the second quarter and first half of 2025, respectively.
Provisions for inventory and excess inventory purchase obligations totaled $908 million and $1.3 billion for the second quarter and first half of fiscal year 2025, respectively, and were primarily due to low-yielding Blackwell material. Sales of previously reserved inventory and settlements of excess inventory purchase obligations resulted in a provision release of $85 million and $199 million for the second quarter and first half of fiscal year 2025, respectively. The net effect on our gross margin was an unfavorable impact of 2.7% and 2.0% in the second quarter and first half of fiscal year 2025, respectively.
Provisions for inventory and excess inventory purchase obligations totaled $576 million and $709 million for the second quarter and first half of fiscal year 2024, respectively. Sales of previously reserved inventory and settlements of excess inventory purchase obligations resulted in a provision release of $84 million and $134 million for the second quarter and first half of fiscal year 2024, respectively. The net effect on our gross margin was an unfavorable impact of 3.6% and 2.8% in the second quarter and first half of fiscal year 2024, respectively.
We expect our Data Center mix to continue to shift to new products in the second half of fiscal year 2025. For fiscal year 2025, we expect gross margins to be in the mid-70% range.
Operating Expenses

	Three Months Ended				Six Months Ended
	Jul 28, 2024	Jul 30, 2023	$ Change	% Change	Jul 28, 2024	Jul 30, 2023	$ Change	% Change

	($ in millions)
Research and development expenses	$3,090	$2,040	$1,050	51%	$5,810	$3,916	$1,894	48%
% of net revenue	10.3%	15.1%			10.4%	18.9%
Sales, general and administrative expenses	842	622	220	35%	1,618	1,253	365	29%
% of net revenue	2.8%	4.7%			2.9%	6.1%
Total operating expenses	$3,932	$2,662	$1,270	48%	$7,428	$5,169	$2,259	44%
% of net revenue	13.1%	19.8%			13.3%	25.0%
The increases in research and development expenses for the second quarter and first half of fiscal year 2025 were driven by 35% and 34% increase in compensation and benefits, including stock-based compensation, reflecting employee growth and compensation increases, and 118% and 117% increase in compute and infrastructure investments, respectively.
The increases in sales, general and administrative expenses for the second quarter and first half of fiscal year 2025 was primarily driven by compensation and benefits, including stock-based compensation, reflecting employee growth and compensation increases.
For fiscal year 2025, we expect operating expenses to grow in the mid to upper 40% range as we work on developing our next generation of products.
Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	Jul 28, 2024	Jul 30, 2023	$ Change	Jul 28, 2024	Jul 30, 2023	$ Change

	($ in millions)
Interest income	$444	$187	$257	$803	$338	$465
Interest expense	(61)	(65)	4	(125)	(131)	6
Other, net	189	59	130	264	42	222
Other income (expense), net	$572	$181	$391	$942	$249	$693
The increases in interest income for the second quarter and first half of fiscal year 2025 was due to higher cash, cash equivalents, and publicly-held debt security balances.
Interest expense is comprised of coupon interest and debt discount amortization related to our notes.
Other, net consists of realized or unrealized gains and losses from investments in privately-held equity securities, publicly-held equity securities, and the impact of changes in foreign currency rates. The change in Other, net, compared to the second quarter and first half of fiscal year 2024 was primarily driven by an increase in fair value of our privately-held and publicly-held equity securities. Refer to Note 6 and 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our investments in privately-held and publicly-held equity securities.

Income Taxes
We recognized income tax expense of $2.6 billion and $5.0 billion for the second quarter and first half of fiscal year 2025, respectively, and $793 million and $958 million for the second quarter and first half of fiscal year 2024, respectively. Income tax expense as a percentage of income before income tax was 13.6% and 13.7% for the second quarter and first half of fiscal year 2025, respectively, and 11.4% and 10.4% for the second quarter and first half of fiscal year 2024, respectively.
The effective tax rate increased primarily due to a lower percentage of tax benefits from the foreign-derived intangible income deduction relative to the increase in income before income tax.
Given our current and anticipated future earnings, we believe that we may release the valuation allowance associated with certain state deferred tax assets in the near term, which would decrease our income tax expense for the period the release is recorded. The timing and amount of the valuation allowance release could vary based on our assessment of all available evidence.
Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Liquidity and Capital Resources

	Jul 28, 2024	Jan 28, 2024

	(In millions)
Cash and cash equivalents	$8,563	$7,280
Marketable securities	26,237	18,704
Cash, cash equivalents and marketable securities	$34,800	$25,984

	Six Months Ended
	Jul 28, 2024	Jul 30, 2023

	(In millions)
Net cash provided by operating activities	$29,833	$9,259
Net cash used in investing activities	$(8,877)	$(1,287)
Net cash used in financing activities	$(19,665)	$(5,479)
Our investment policy requires the purchase of high-rated fixed income securities, the diversification of investment types and credit exposures, and certain maturity limits on our portfolio.
Cash provided by operating activities increased in the first half of fiscal year 2025 compared to the first half of fiscal year 2024 due to growth in revenue, partially offset by higher tax payments. Our accounts receivable balance at the end of the first half of fiscal year 2025 reflects the strong revenue growth, partially offset by $2.8 billion from customer payments received prior to the invoice due date.
Cash used in investing activities increased in the first half of fiscal year 2025 compared to the first half of fiscal year 2024, primarily driven by net purchases of marketable securities, and acquisition of land and buildings.
Cash used in financing activities increased in the first half of fiscal year 2025 compared to the first half of fiscal year 2024, mainly due to higher share repurchases and higher tax payments related to RSUs.
Liquidity
Our primary sources of liquidity include cash, cash equivalents, and marketable securities, and the cash generated by our operations. As of July 28, 2024, we had $34.8 billion in cash, cash equivalents, and marketable securities. We believe that we have sufficient liquidity to meet our operating requirements for at least the next twelve months, and for the foreseeable future, including our future supply obligations and share repurchases. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance future capital requirements.
Our marketable securities consist of publicly-held equity securities, debt securities issued by the U.S. government and its agencies, highly rated corporations and financial institutions, and foreign government entities, as well as certificates of deposit issued by highly rated financial institutions. Our corporate debt securities are publicly traded. These marketable securities are primarily denominated in U.S. dollars. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Except for approximately $1.4 billion of cash, cash equivalents, and marketable securities held outside the U.S. for which we have not accrued any related foreign or state taxes if we repatriate these amounts to the U.S., substantially all of our cash, cash equivalents and marketable securities held outside the U.S. as of July 28, 2024 are available for use in the U.S. without incurring additional U.S. federal income taxes.
Payment from customers, per our standard payment terms, is generally due shortly after delivery of products, availability of software licenses or commencement of services.
Capital Return to Shareholders
During the second quarter and first half of fiscal year 2025, we paid $246 million and $344 million, respectively, in quarterly cash dividends.
Our cash dividend program and the payment of future cash dividends under that program are subject to our Board of Directors' continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.
On June 7, 2024, we increased our quarterly cash dividend to $0.01 per share on a post-Stock Split basis to all shareholders of record on June 11, 2024. Our quarterly cash dividend was paid on June 28, 2024.
During the second quarter and first half of fiscal year 2025, we repurchased 62.8 million and 162.1 million shares of our common stock for $7.0 billion and $15.1 billion, respectively. As of July 28, 2024, we were authorized, subject to certain specifications, to repurchase up to $7.5 billion of our common stock. On August 26, 2024, our Board of Directors approved an additional $50.0 billion to our share repurchase authorization, without expiration. As of August 26, 2024, a total of $53.9 billion was available for repurchase. Our share repurchase program aims to offset dilution from shares issued to employees while maintaining adequate liquidity to meet our operating requirements. We may pursue additional share repurchases as we weigh market factors and other investment opportunities. We plan to continue share repurchases this fiscal year.
From April 29, 2024 through August 26, 2024, we repurchased 31.5 million shares for $3.6 billion pursuant to a Rule 10b5-1 trading plan.
The U.S. Inflation Reduction Act of 2022 requires a 1% excise tax on certain share repurchases in excess of shares issued for employee compensation made after December 31, 2022. The excise tax is included in our share repurchase cost and was not material for the second quarter and first half of fiscal year 2025.
Outstanding Indebtedness and Commercial Paper Program
Our aggregate debt maturities as of July 28, 2024, by year payable, are as follows:

Jul 28, 2024

(In millions)
Due in one year	$—
Due in one to five years	2,250
Due in five to ten years	2,750
Due in greater than ten years	3,500
Unamortized debt discount and issuance costs	(39)
Net carrying amount	8,461
Less short-term portion	—
Total long-term portion	$8,461
We have a $575 million commercial paper program to support general corporate purposes. As of July 28, 2024, no commercial paper was outstanding.
Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Material Cash Requirements and Other Obligations
Unrecognized tax benefits were $1.7 billion, which includes related interest and penalties of $186 million recorded in non-current income tax payable as of July 28, 2024. We are unable to estimate the timing of any potential tax liability, interest payments, or penalties in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for further information.
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
Financial market risks related to investment and interest rate risk are described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024. As of July 28, 2024, there have been no material changes to the financial market risks described as of January 28, 2024.
Foreign Exchange Rate Risk
The impact of foreign currency transactions related to foreign exchange rate risk is described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024. As of July 28, 2024, there have been no material changes to the foreign exchange rate risks described as of January 28, 2024.
Item 4. Controls and Procedures
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of July 28, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes that occurred during the second quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In fiscal year 2022, we began an upgrade of our enterprise resource planning, or ERP, system, which will update much of our existing core financial systems. The ERP system is designed to accurately maintain our financial records used to report operating results. The upgrade will occur in phases. We will continue to evaluate each quarter whether there are changes that materially affect our internal control over financial reporting.
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
Item 1A. Risk Factors
Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2024 and Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2024.
Purchasing or owning NVIDIA common stock involves investment risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2024, and Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2024, and below. Any one of those risks could harm our business, financial condition and results of operations or reputation, which could cause our stock price to decline. Additional risks, trends and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations or reputation.
Long manufacturing lead times and uncertain supply and component availability, combined with a failure to estimate customer demand accurately, has led and could lead to mismatches between supply and demand.
We use third parties to manufacture and assemble our products, and we have long manufacturing lead times. We are not provided guaranteed wafer, component or capacity supply, and our supply deliveries and production may be non-linear within a quarter or year. If our estimates of customer demand are inaccurate, as we have experienced in the past, there could be a significant mismatch between supply and demand. This mismatch has resulted in both product shortages and excess inventory, has varied across our market platforms, and has significantly harmed our financial results.
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
•the availability of sufficient data center capacity or energy for customers to procure;
•new product introductions and transitions resulting in less demand for existing products;
•new or unexpected end-use cases;
•increase in demand for competitive products;
•business decisions made by third parties;
•the demand for accelerated computing, AI-related cloud services, or large language models;

•changes that impact the ecosystem for the architectures underlying our products and technologies;
•the demand for our products; or
•government actions or changes in governmental policies, such as export controls or increased restrictions on gaming usage.
We continue to increase our supply and capacity purchases with existing and new suppliers to support our demand projections. With these additions, we have also entered and may continue to enter into prepaid manufacturing and capacity agreements to supply both current and future products. The increased purchase volumes and integration of new suppliers and contract manufacturers into our supply chain may create more complexity in managing multiple suppliers with variations in production planning, execution and logistics. Our expanding product portfolio and varying component compatibility and quality may lead to increased inventory levels. We have incurred and may in the future incur inventory provisions or impairments if our inventory or supply or capacity commitments exceed demand for our products or demand declines. Our customer orders and longer-term demand estimates may change or may not be correct, as we have experienced in the past.
Product transitions are complex and we often ship both new and prior architecture products simultaneously as our channel partners prepare to ship and support new products. We may be in various stages of transitioning the architectures of our Data Center, Gaming, Professional Visualization and Automotive products. The computing industry is experiencing a broader and faster launch cadence of accelerated computing platforms to meet a growing and diverse set of AI opportunities. We have introduced a new cadence of our Data Center architectures where we seek to complete a new GPU computing architecture each year and we are providing a greater variety of Data Center offerings. The increased frequency of these transitions and the larger number of products and product configurations may magnify the challenges associated with managing our supply and demand. Qualification time for new products, customers anticipating product transitions and channel partners reducing channel inventory of prior architectures ahead of new product introductions can reduce or create volatility in our revenue. We have experienced and may in the future experience reduced demand for current generation architectures when customers anticipate transitions, and we may be unable to sell multiple product architectures at the same time for current and future architecture transitions. If we are unable to execute our architectural transitions as planned for any reason, our financial results may be negatively impacted. The increased frequency and complexity of newly introduced products could result in unanticipated quality or production issues that could increase the magnitude of inventory provisions, warranty, or other costs or result in product delays. For example, we executed a change to the Blackwell GPU mask to improve production yield. Our gross margins in the second quarter of fiscal year 2025 were negatively impacted by inventory provisions for low-yielding Blackwell material and they may continue to be impacted in the future.
We incur significant engineering development resources for new products, and changes to our product roadmap may impact our ability to develop other products or adequately manage our supply chain cost. Customers may delay purchasing existing products as we increase the frequency of new products or may not be able to adopt our new products as fast as forecasted, both impacting the timing of our revenue and supply chain cost. While we have managed prior product transitions and have sold multiple product architectures at the same time, these transitions are difficult, may impair our ability to predict demand and impact our supply mix, and may cause us to incur additional costs. Many end customers often do not purchase directly from us but instead purchase indirectly through multiple OEMs, ODMs, system integrators, distributors, and other channel partners. As a result, the decisions made by our multiple OEMs, ODMs, system integrators, distributors, and other channel partners, and in response to changing market conditions and changes in end-user demand for our products, have impacted and could in the future continue to impact our ability to accurately forecast demand, particularly as they are based on estimates provided by various downstream parties.
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
If we overestimate our customers’ future demand for our products, or if customers cancel or defer orders or choose to purchase from our competitors, we may not be able to reduce our inventory or other contractual purchase commitments. In the past, we have experienced a reduction in average selling prices, including due to channel pricing programs that we have implemented and may continue to implement, as a result of our overestimation of future demand, and we may need to continue these reductions. We have had to increase prices for certain of our products as a result of our suppliers’ increase in prices, and we may need to continue to do so for other products in the future. We have also written down our inventory, incurred cancellation penalties, and recorded impairments and may have to do so in the future. These impacts would be amplified by our placement of any non-cancellable and non-returnable purchase orders placed in advance of our historical lead times and could be exacerbated if we need to make changes to the design of future products. The risk of these impacts has increased and may continue to increase as our purchase obligations and prepaids have grown and are expected to continue to grow and become a greater portion of our total supply. All of these factors may negatively impact our gross margins and financial results.
Demand estimates for our new products, applications, and services can be incorrect and create volatility in our revenue or supply levels. We may not be able to generate significant revenue from them. Recent technologies, such as generative AI models, have emerged, and while they have driven increased demand for Data Center, the long-term trajectory is unknown. Because our products may be used in multiple use cases and applications, it is difficult for us to estimate with any reasonable degree of precision the impact of generative AI models on our reported revenue or forecasted demand.
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
We receive a significant amount of our revenue from a limited number of customers within our distribution and partner network. Sales to direct Customers, A, B, C and D represented 14%,11%, 11% and 10% of total revenue, respectively, for the second quarter of fiscal year 2025, all of which were primarily attributable to the Compute & Networking segment. With several of these channel partners, we are selling multiple products and systems in our portfolio through their channels. Our operating results depend on sales within our partner network, as well as the ability of these partners to sell products that incorporate our processors. We have a small number of partners that are involved in system integration with our key customers. As our system design becomes increasingly complex, system integrators may be unable to meet specifications of our key customers. Changes in our partners' or customers' business models or their ownership can reduce the number of partners available to us and harm our ability to sell our advanced data center systems to customers. In the future, these partners may decide to purchase fewer products, not to incorporate our products into their ecosystem, or to alter their purchasing patterns in some other way. Because most of our sales are made on a purchase order basis, our customers can generally cancel, change or delay product purchase commitments with little notice to us and without penalty. Our partners or customers may develop their own solutions; our customers may purchase products from our competitors; and our partners may discontinue sales or lose market share in the markets for which they purchase our products, all of which may alter partners’ or customers’ purchasing patterns. Many of our customers often do not purchase directly from us but purchase through multiple OEMs, ODMs, system integrators, distributors and other channel partners. For the second quarter of fiscal year 2025, two indirect customers which primarily purchase our products through system integrators and distributors, including through Customer B and Customer E, are estimated to each represent 10% or more of total revenue, attributable to the Compute & Networking segment. If end demand increases or our finished goods supply availability is concentrated near a quarter end, the system integrators, distributors and channel partners may have limited ability to increase their credit, which could impact the timing and amount of our revenue. The loss of any of our large customers, a significant reduction in purchases by them, our inability to sell to a customer due to U.S. or other countries’ trade restrictions or any difficulties in collecting accounts receivable would likely harm our financial condition and results of operations.
Our operations could be affected by the complex laws, rules and regulations to which our business is subject, and political and other actions may adversely impact our business.
We are subject to laws and regulations domestically and worldwide, affecting our operations in areas including, but not limited to, IP ownership and infringement; taxes; import and export requirements and tariffs; anti-corruption, including the Foreign Corrupt Practices Act; business acquisitions; foreign exchange controls and cash repatriation restrictions; data privacy requirements; competition and antitrust; advertising; employment; product regulations; cybersecurity; environmental, health, and safety requirements; the responsible use of AI; sustainability; cryptocurrency; and consumer laws. Compliance with such requirements can be onerous and expensive, could impact our competitive position, and may negatively impact our business operations and ability to manufacture and ship our products. There can be no assurance that our employees, contractors, suppliers, customers or agents will not violate applicable laws or the policies, controls, and procedures that we have designed to help ensure compliance with such laws, and violations could result in fines, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Changes to the laws, rules and regulations to which we are subject, or changes to their interpretation and enforcement, could lead to materially greater compliance and other costs and/or further restrictions on our ability to manufacture and supply our products and operate our business. For example, we may face increased compliance costs as a result of changes or increases in antitrust legislation, regulation, administrative rule making, increased focus from regulators on cybersecurity vulnerabilities and risks. Our position in markets relating to AI has led to increased interest in our business from regulators worldwide, including the European Union, the United States, the United Kingdom, South Korea and China. For example, the French Competition Authority collected information from us regarding our business and competition in the graphics card and cloud service provider market as part of an ongoing inquiry into competition in those markets. We have also received requests for information from regulators in the European Union, the United States, the United Kingdom, China, and South Korea regarding our sales of GPUs, our efforts to allocate supply, foundation models and our investments, partnerships and other agreements with companies developing foundation models, and we expect to receive additional requests for information in the future. Governments and regulators are considering, and in certain cases, have imposed restrictions on the hardware, software, and systems used to develop frontier foundation models and generative AI. For example, the EU AI Act was formally adopted in June 2024 and will be implemented in phases between now and 2030. The State of California, among other jurisdictions, is considering similar legislation. Restrictions under this and any other regulations, if implemented, could increase the costs and burdens to us and our customers, delay or halt deployment of new systems using our products, and reduce the number of new entrants and customers, negatively impacting our business and financial results. Revisions to laws or regulations or their interpretation and enforcement could also result in increased taxation, trade sanctions, the imposition of or increase to import duties or tariffs, restrictions and controls on imports or exports, or other retaliatory actions, which could have an adverse effect on our business plans or impact the timing of our shipments. Additionally, changes in the public perception of governments in the regions where we operate or plan to operate could negatively impact our business and results of operations.
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
Concerns regarding third-party use of AI for purposes contrary to local governmental interests, including concerns relating to the misuse of AI applications, models, and solutions, has resulted in and could in the future result in unilateral or multilateral restrictions on products that can be used for training, modifying, tuning, and deploying LLMs and other AI applications. Such restrictions have limited and could in the future limit the ability of downstream customers and users worldwide to acquire, deploy and use systems that include our products, software, and services, and negatively impact our business and financial results.

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
Following these export controls, we transitioned some operations, including certain testing, validation, and supply and distribution operations out of China and Hong Kong. Any future transitions could be costly and time consuming, and adversely affect our research and development and supply and distribution operations, as well as our revenue, during any such transition period. We expanded our Data Center product portfolio to offer new solutions, including those for which the USG does not require a license or advance notice before each shipment. To the extent that a customer requires products covered by the licensing requirements, we may seek a license for the customer. However, the licensing process is time-consuming. We have no assurance that the USG will grant such a license or that the USG will act on the license application in a timely manner or at all. Even if a license is approved, it may impose burdensome conditions that we or our customer or end users cannot or decide not to accept. The USG is evaluating license requests in a closed process that does not have clear standards or an opportunity for review. For example, the Notified Advanced Computing, or “NAC,” process has not resulted in approvals for exports of products to customers in China. The license process for exports to D1 and D4 countries has been time-consuming and resulted in license conditions that are onerous, even for small-sized systems that are not able to train frontier AI models. The requirements have a disproportionate impact on NVIDIA and already have disadvantaged and may in the future disadvantage NVIDIA against certain of our competitors who sell products that are not subject to the new restrictions or may be able to acquire licenses for their products.
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
Given the increasing strategic importance of AI and rising geopolitical tensions, the USG has changed and may again change the export control rules at any time and further subject a wider range of our products to export restrictions and licensing requirements, negatively impacting our business and financial results. In the event of such change, we may be unable to sell our inventory of such products and may be unable to develop replacement products not subject to the licensing requirements, effectively excluding us from all or part of the China market, as well as other impacted markets, including the Middle East. For example, the USG has already imposed conditions to limit the ability of foreign firms to create and offer as a service large-scale GPU clusters, for example by imposing license conditions on the use of products to be exported to certain countries, and may impose additional conditions such as requiring chip tracking and throttling mechanisms that could disable or impair GPUs if certain events, including unauthorized system configuration, use, or location, are detected. The USG has already imposed export controls restricting certain gaming GPUs, and if the USG expands such controls to restrict additional gaming products, it may disrupt a significant portion of our supply and distribution chain and negatively impact sales of such products to markets outside China, including the U.S. and Europe. In addition, as the performance of the gaming GPUs increases over time, export controls may have a greater impact on our ability to compete in markets subject to those controls. Export controls may disrupt our supply and distribution chain for a substantial portion of our products, which are warehoused in and distributed from Hong Kong. Export controls restricting our ability to sell data center GPUs may also negatively impact demand for our networking products used in servers containing our GPUs. The USG may also impose export controls on our networking products, such as high-speed network interconnects, to limit the ability of downstream parties to create large clusters for frontier model training. Any new control that impacts a wider range of our products would likely have a disproportionate impact on NVIDIA and may disadvantage us against certain of our competitors that sell chips that are outside the scope of such control. Excessive or shifting export controls have already and may in the future encourage customers outside China and other impacted regions to “design-out” certain U.S. semiconductors from their products to reduce the compliance burden and risk, and to ensure that they are able to serve markets worldwide. Excessive or shifting export controls have already encouraged and may in the future encourage overseas governments to request that our customers purchase from our competitors rather than NVIDIA or other U.S. firms, harming our business, market position, and financial results. As a result, excessive or shifting export controls may negatively impact demand for our products and services not only in China, but also in other markets, such as Europe, Latin America, and Southeast Asia. Excessive or shifting export controls increase the risk of investing in U.S. advanced semiconductor products, because by the time a new product is ready for market, it may be subject to new unilateral export controls restricting its sale. At the same time, such controls may increase investment in foreign competitors, which would be less likely to be restricted by U.S. controls.
Additionally, restrictions imposed by the Chinese government on the duration of gaming activities and access to games may adversely affect our Gaming revenue, and increased oversight of digital platform companies may adversely affect our Data Center revenue. The Chinese government may also impose restrictions on the sale to certain customers of our products, or any products containing components made by our partners and suppliers. For example, the Chinese government announced restrictions relating to certain sales of products containing certain products made by Micron, a supplier of ours. As another example, an agency of the Chinese government announced an Action Plan that endorses new standards regarding the compute performance per watt and per memory bandwidth of accelerators used in new and renovated data centers in China. If the Chinese government modifies or implements the Action Plan in a way that effectively prevents us from being able to design products to meet the new standard, this may restrict the ability of customers to use some of our data center products and may have a material and adverse impact on our business, operating results and financial condition. Further restrictions on our products or the products of our suppliers could negatively impact our business and financial results.

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
During the second quarter and first half of fiscal year 2025, we repurchased 62.8 million and 162.1 million shares of our common stock for $7.0 billion and $15.1 billion, respectively. As of July 28, 2024, we were authorized, subject to certain specifications, to repurchase up to $7.5 billion of our common stock.
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
In the second quarter and first half of fiscal year 2025, we paid $246 million and $344 million, respectively, in cash dividends. Our cash dividend program and the payment of future cash dividends under that program are subject to our Board of Directors' continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.
The following table presents details of our share repurchase transactions during the second quarter of fiscal year 2025:

Period	Total Number of Shares Purchased (In millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (In millions)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In billions)
April 29, 2024 - May 26, 2024	23.0	$91.50	23.0	$12.4
May 27, 2024 - June 23, 2024	14.7	$121.36	14.7	$10.6
June 24, 2024 - July 28, 2024	25.1	$123.63	25.1	$7.5
Total	62.8		62.8
On August 26, 2024, our Board of Directors approved an additional $50.0 billion to our share repurchase authorization, without expiration. From July 29, 2024 through August 26, 2024, we repurchased 31.5 million shares for $3.6 billion pursuant to a Rule 10b5-1 trading plan. As of August 26, 2024, a total of $53.9 billion was available for repurchase.
Restricted Stock Unit Share Withholding
We withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of RSU awards under our employee equity incentive program. During the second quarter and first half of fiscal year 2025, we withheld approximately 11 million and 32 million, respectively, for a total value of $1.6 billion and $3.4 billion, respectively, through net share settlements.
Recent Sales of Unregistered Securities and Use of Proceeds
On May 28, 2024, we issued a total of 215,120 shares of our common stock, valued at approximately $25 million based on our closing stock price on the date of issuance, to key employees of a company we acquired.
On July 2, 2024, we issued a total of 212,353 shares of our common stock, valued at approximately $26 million based on our closing stock price on the date of issuance, to key employees of a company we acquired.
The above securities were issued in transactions not involving a public offering pursuant to an exemption from registration set forth in Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder).
Item 5. Other Information
On July 22, 2024, Ajay K. Puri, Executive Vice President, Worldwide Field Operations, terminated a Rule 10b5-1 trading arrangement adopted on April 12, 2024 for the sale of up to 1,008,320 shares of our common stock on a post-split basis through July 11, 2025. 100,110 shares were sold under the plan prior to termination.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	Exhibit	Filing Date
3.1	Amendment to Restated Certificate of Incorporation of NVIDIA Corporation	8-K	3.1	6/7/2024
10.1+*	Amended and Restated 2007 Equity Incentive Plan
10.2+*	Amended and Restated 2012 Employee Stock Purchase Plan
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Date: August 28, 2024

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)