Form 10-Q
period 2024-10-27
NVIDIA CORP
filed 2024-11-20
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2024
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
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.001 par value, outstanding as of November 15, 2024, was 24.49 billion.

NVIDIA Corporation
Form 10-Q
For the Quarter Ended October 27, 2024
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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct 27, 2024	Oct 29, 2023	Oct 27, 2024	Oct 29, 2023

Revenue	$35,082	$18,120	$91,166	$38,819
Cost of revenue	8,926	4,720	22,031	11,309
Gross profit	26,156	13,400	69,135	27,510
Operating expenses
Research and development	3,390	2,294	9,200	6,210
Sales, general and administrative	897	689	2,516	1,942
Total operating expenses	4,287	2,983	11,716	8,152
Operating income	21,869	10,417	57,419	19,358
Interest income	472	234	1,275	572
Interest expense	(61)	(63)	(186)	(194)
Other, net	36	(66)	301	(24)
Other income (expense), net	447	105	1,390	354
Income before income tax	22,316	10,522	58,809	19,712
Income tax expense	3,007	1,279	8,020	2,237
Net income	$19,309	$9,243	$50,789	$17,475

Net income per share:
Basic	$0.79	$0.37	$2.07	$0.71
Diluted	$0.78	$0.37	$2.04	$0.70

Weighted average shares used in per share computation:
Basic	24,533	24,680	24,577	24,700
Diluted	24,774	24,940	24,837	24,940

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct 27, 2024	Oct 29, 2023	Oct 27, 2024	Oct 29, 2023

Net income	$19,309	$9,243	$50,789	$17,475
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Net change in unrealized gain	49	—	71	7
Cash flow hedges:
Net change in unrealized gain (loss)	—	(23)	20	(14)
Reclassification adjustments for net realized loss included in net income	(2)	(14)	(15)	(38)
Net change in unrealized gain (loss)	(2)	(37)	5	(52)
Other comprehensive income (loss), net of tax	47	(37)	76	(45)
Total comprehensive income	$19,356	$9,206	$50,865	$17,430

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In millions)
(Unaudited)

	Oct 27, 2024	Jan 28, 2024
Assets
Current assets:
Cash and cash equivalents	$9,107	$7,280
Marketable securities	29,380	18,704
Accounts receivable, net	17,693	9,999
Inventories	7,654	5,282
Prepaid expenses and other current assets	3,806	3,080
Total current assets	67,640	44,345
Property and equipment, net	5,343	3,914
Operating lease assets	1,755	1,346
Goodwill	4,724	4,430
Intangible assets, net	838	1,112
Deferred income tax assets	10,276	6,081
Other assets	5,437	4,500
Total assets	$96,013	$65,728

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$5,353	$2,699
Accrued and other current liabilities	11,126	6,682
Short-term debt	—	1,250
Total current liabilities	16,479	10,631
Long-term debt	8,462	8,459
Long-term operating lease liabilities	1,490	1,119
Other long-term liabilities	3,683	2,541
Total liabilities	30,114	22,750
Commitments and contingencies - see Note 12
Shareholders’ equity:
Preferred stock	—	—
Common stock	25	25
Additional paid-in capital	11,821	13,109
Accumulated other comprehensive income	103	27
Retained earnings	53,950	29,817
Total shareholders' equity	65,899	42,978
Total liabilities and shareholders' equity	$96,013	$65,728

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
For the Three Months Ended October 27, 2024 and October 29, 2023
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
(In millions, except per share data)
Balances, Jul 28, 2024	24,562	$25	$12,115	$56	$45,961	$58,157
Net income	—	—	—	—	19,309	19,309
Other comprehensive income	—	—	—	47	—	47
Issuance of common stock from stock plans	53	—	204	—	—	204
Tax withholding related to vesting of restricted stock units	(15)	—	(1,680)	—	—	(1,680)
Shares repurchased	(92)	—	(71)	—	(11,075)	(11,146)
Cash dividends declared and paid ($0.01 per common share)	—	—	—	—	(245)	(245)
Stock-based compensation	—	—	1,253	—	—	1,253
Balances, Oct 27, 2024	24,508	$25	$11,821	$103	$53,950	$65,899
Balances, Jul 30, 2023	24,692	$25	$12,606	$(51)	$14,921	$27,501
Net income	—	—	—	—	9,243	9,243
Other comprehensive loss	—	—	—	(37)	—	(37)
Issuance of common stock from stock plans	71	—	157	—	—	157
Tax withholding related to vesting of restricted stock units	(18)	—	(764)	—	—	(764)
Shares repurchased	(83)	—	(14)	—	(3,705)	(3,719)
Cash dividends declared and paid ($0.004 per common share)	—	—	—	—	(99)	(99)
Stock-based compensation	—	—	983	—	—	983
Balances, Oct 29, 2023	24,662	$25	$12,968	$(88)	$20,360	$33,265
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
For the Nine Months Ended October 27, 2024 and October 29, 2023
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
(In millions, except per share data)
Balances, Jan 28, 2024	24,643	$25	$13,109	$27	$29,817	$42,978
Net income	—	—	—	—	50,789	50,789
Other comprehensive income	—	—	—	76	—	76
Issuance of common stock from stock plans	165	—	489	—	—	489
Tax withholding related to vesting of restricted stock units	(46)	—	(5,068)	—	—	(5,068)
Shares repurchased	(254)	—	(141)	—	(26,067)	(26,208)
Cash dividends declared and paid ($0.024 per common share)	—	—	—	—	(589)	(589)
Stock-based compensation	—	—	3,432	—	—	3,432
Balances, Oct 27, 2024	24,508	$25	$11,821	$103	$53,950	$65,899
Balances, Jan 29, 2023	24,661	$25	$11,948	$(43)	$10,171	$22,101
Net income	—	—	—	—	17,475	17,475
Other comprehensive loss	—	—	—	(45)	—	(45)
Issuance of common stock from stock plans	214	—	403	—	—	403
Tax withholding related to vesting of restricted stock units	(54)	—	(1,942)	—	—	(1,942)
Shares repurchased	(159)	—	(15)	—	(6,990)	(7,005)
Cash dividends declared and paid ($0.012 per common share)	—	—	—	—	(296)	(296)
Stock-based compensation	—	—	2,574	—	—	2,574
Balances, Oct 29, 2023	24,662	$25	$12,968	$(88)	$20,360	$33,265
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	Oct 27, 2024	Oct 29, 2023
Cash flows from operating activities:
Net income	$50,789	$17,475
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	3,416	2,555
Depreciation and amortization	1,321	1,121
(Gains) losses on investments in non-affiliated entities and publicly-held equity securities, net	(302)	24
Deferred income taxes	(3,879)	(2,411)
Other	(365)	(170)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,694)	(4,482)
Inventories	(2,357)	405
Prepaid expenses and other assets	(726)	(337)
Accounts payable	2,490	1,250
Accrued and other current liabilities	3,918	953
Other long-term liabilities	849	208
Net cash provided by operating activities	47,460	16,591
Cash flows from investing activities:
Proceeds from maturities of marketable securities	9,485	8,001
Proceeds from sales of marketable securities	318	—
Proceeds from sales of investments in non-affiliated entities	171	—
Purchases of marketable securities	(19,565)	(10,688)
Purchases related to property and equipment and intangible assets	(2,159)	(815)
Purchases of investments in non-affiliated entities	(1,008)	(897)
Acquisitions, net of cash acquired	(465)	(83)
Other	—	25
Net cash used in investing activities	(13,223)	(4,457)
Cash flows from financing activities:
Proceeds related to employee stock plans	489	403
Payments related to repurchases of common stock	(25,895)	(6,874)
Payments related to tax on restricted stock units	(5,068)	(1,942)
Repayment of debt	(1,250)	(1,250)
Dividends paid	(589)	(296)
Principal payments on property and equipment and intangible assets	(97)	(44)
Other	—	(1)
Net cash used in financing activities	(32,410)	(10,004)
Change in cash, cash equivalents, and restricted cash	1,827	2,130
Cash, cash equivalents, and restricted cash at beginning of period	7,280	3,389
Cash, cash equivalents, and restricted cash at end of period	$9,107	$5,519
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$10,989	$4,676
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
Fiscal Year
We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2025 and 2024 are both 52-week years. The third quarters of fiscal years 2025 and 2024 were both 13-week quarters.
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
Recently Issued Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board, or FASB, issued a new accounting standard requiring disclosures of significant expenses in operating segments. We expect to adopt this standard in our fiscal year 2025 annual report. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
In December 2023, the FASB issued a new accounting standard which includes new and updated income tax disclosures, including disaggregation of rate reconciliation and income taxes paid. We expect to adopt this standard in our fiscal year 2026 annual report. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
In November 2024, the FASB issued a new accounting standard requiring disclosures of certain additional expense information on an annual and interim basis, including, among other items, the amounts of purchases of inventory,

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

employee compensation, depreciation and intangible asset amortization included within each income statement expense caption, as applicable. We expect to adopt this standard in our fiscal year 2028 annual report. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
Note 2 - Leases
Our lease obligations primarily consist of operating leases for our headquarters' campus and domestic and international offices and data centers, with lease periods expiring between fiscal years 2025 and 2036.
Future minimum lease obligations under our non-cancelable lease agreements as of October 27, 2024 were as follows:

Operating Lease Obligations
(In millions)
Fiscal Year:
2025 (excluding the first nine months of fiscal year 2025)	$78
2026	336
2027	340
2028	320
2029	288
2030 and thereafter	667
Total	2,029
Less imputed interest	266
Present value of net future minimum lease payments	1,763
Less short-term operating lease liabilities	273
Long-term operating lease liabilities	$1,490
Between the fourth quarter of fiscal year 2025 and fiscal year 2027, we expect to commence leases with future obligations of $4.2 billion primarily of data center and office operating leases, with lease terms of 1.5 to 15.5 years.
Operating lease expenses were $92 million and $69 million for the third quarter, and $258 million and $195 million for the first nine months, of fiscal years 2025 and 2024, respectively. Short-term and variable lease expenses for the third quarter and first nine months of fiscal years 2025 and 2024 were not significant.
Other information related to leases was as follows:

	Nine Months Ended
	Oct 27, 2024	Oct 29, 2023

	(In millions)
Supplemental cash flows information
Operating cash flow used for operating leases	$227	$200
Operating lease assets obtained in exchange for lease obligations	$679	$439
As of October 27, 2024, our operating leases have a weighted average remaining lease term of 6.5 years and a weighted average discount rate of 4.15%. As of January 28, 2024, our operating leases had a weighted average remaining lease term of 6.1 years and a weighted average discount rate of 3.76%.
Note 3 - Stock-Based Compensation
Stock-based compensation expense is associated with restricted stock units, or RSUs, performance stock units, or PSUs, that are based on our corporate financial performance targets, market-based PSUs that are performance stock units based on our performance compared to market performance, and the employee stock purchase plan, or ESPP.
Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts capitalized into inventory and subsequently recognized to cost of revenue, as follows:

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct 27, 2024	Oct 29, 2023	Oct 27, 2024	Oct 29, 2023

	(In millions)
Cost of revenue	$50	$38	$125	$96
Research and development	910	701	2,469	1,826
Sales, general and administrative	292	240	822	633
Total	$1,252	$979	$3,416	$2,555
Equity Award Activity
The following is a summary of our equity award transactions under our equity incentive plans:

	RSUs, PSUs, and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

	(In millions, except per share data)
Balance as of Jan 28, 2024	367	$24.59
Granted	84	$84.70
Vested	(135)	$23.03
Canceled and forfeited	(8)	$31.23
Balance as of Oct 27, 2024	308	$41.45
As of October 27, 2024, aggregate unearned stock-based compensation expense was $12.4 billion, which is expected to be recognized over a weighted average period of 2.3 years for RSUs, PSUs, and market-based PSUs, and one year for ESPP.
Note 4 - Net Income Per Share
The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Nine Months Ended
	Oct 27, 2024	Oct 29, 2023	Oct 27, 2024	Oct 29, 2023

	(In millions, except per share data)
Numerator:
Net income	$19,309	$9,243	$50,789	$17,475
Denominator:
Basic weighted average shares	24,533	24,680	24,577	24,700
Dilutive impact of outstanding equity awards	241	260	260	240
Diluted weighted average shares	24,774	24,940	24,837	24,940
Net income per share:
Basic (1)	$0.79	$0.37	$2.07	$0.71
Diluted (2)	$0.78	$0.37	$2.04	$0.70
Anti-dilutive equity awards excluded from diluted net income per share	9	10	72	140
(1)    Net income divided by basic weighted average shares.
(2)    Net income divided by diluted weighted average shares.
Diluted net income per share was computed using the weighted average number of common and potentially dilutive shares outstanding during the period, using the treasury stock method.
Note 5 - Income Taxes
Income tax expense was $3.0 billion and $1.3 billion for the third quarter, and $8.0 billion and $2.2 billion for the first nine months, of fiscal years 2025 and 2024, respectively. The income tax expense as a percentage of income before income

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
tax was 13.5% and 12.2% for the third quarter, and 13.6% and 11.3% for the first nine months, of fiscal years 2025 and 2024, respectively.
The effective tax rate increased primarily due to a lower percentage of tax benefits from the foreign-derived intangible income deduction relative to the increase in income before income tax and a discrete benefit in fiscal year 2024 due to an IRS audit resolution.
Effective tax rates for the first nine months of fiscal years 2025 and 2024 were lower than the U.S. federal statutory rate of 21% due to tax benefits from the foreign-derived intangible income deduction, stock-based compensation, the U.S. federal research tax credit, and income earned in jurisdictions that are subject to taxes lower than the U.S. federal statutory tax rate.
Given our current and possible future earnings, we believe that we may release the valuation allowance associated with certain state deferred tax assets in the near term, which would decrease our income tax expense for the period the release is recorded. The timing and amount of the valuation allowance release could vary based on our assessment of all available information.
While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon review, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of October 27, 2024, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next 12 months.
Note 6 - Cash Equivalents and Marketable Securities
The following is a summary of cash equivalents and marketable securities:

	Oct 27, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Debt securities issued by the U.S. Treasury	$14,629	$72	$(12)	$14,689	$1,795	$12,894
Corporate debt securities	14,221	74	(17)	14,278	1,154	13,124
Money market funds	5,147	—	—	5,147	5,147	—
Debt securities issued by U.S. government agencies	3,542	11	(4)	3,549	759	2,790
Certificates of deposit	142	—	—	142	42	100
Total debt securities with fair value adjustments recorded in other comprehensive income	37,681	157	(33)	37,805	8,897	28,908
Publicly-held equity securities (1)				472	—	472
Total	$37,681	$157	$(33)	$38,277	$8,897	$29,380
(1)    Fair value adjustments on publicly-held equity securities are recorded in net income. Beginning in the second quarter of fiscal year 2025, publicly-held equity securities from investments in non-affiliated entities were classified in marketable securities on our Condensed Consolidated Balance Sheets.
Net unrealized gains on investments in publicly-held equity securities were not significant and $195 million for the third quarter and first nine months of fiscal year 2025, respectively. Net unrealized gains on investments in publicly-held equity securities were not significant for the third quarter and first nine months of fiscal year 2024.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Jan 28, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	$10,126	$31	$(5)	$10,152	$2,231	$7,921
Debt securities issued by the U.S. Treasury	9,517	17	(10)	9,524	1,315	8,209
Money market funds	3,031	—	—	3,031	3,031	—
Debt securities issued by U.S. government agencies	2,326	8	(1)	2,333	89	2,244
Certificates of deposit	510	—	—	510	294	216
Foreign government bonds	174	—	—	174	60	114
Total debt securities with fair value changes recorded in other comprehensive income	$25,684	$56	$(16)	$25,724	$7,020	$18,704
The following tables provide the breakdown of unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position:

	Oct 27, 2024
	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(In millions)
Corporate debt securities	$2,967	$(17)	$105	$—	$3,072	$(17)
Debt securities issued by the U.S. Treasury	2,562	(12)	532	—	3,094	(12)
Debt securities issued by U.S. government agencies	1,134	(4)	21	—	1,155	(4)
Total	$6,663	$(33)	$658	$—	$7,321	$(33)

	Jan 28, 2024
	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(In millions)
Debt securities issued by the U.S. Treasury	$3,343	$(5)	$1,078	$(5)	$4,421	$(10)
Corporate debt securities	1,306	(3)	618	(2)	1,924	(5)
Debt securities issued by U.S. government agencies	670	(1)	—	—	670	(1)
Total	$5,319	$(9)	$1,696	$(7)	$7,015	$(16)
Gross unrealized losses are related to fixed income securities, driven primarily by changes in interest rates.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The amortized cost and estimated fair value of debt securities included in cash equivalents and marketable securities are shown below by contractual maturity.

	Oct 27, 2024		Jan 28, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(In millions)
Less than one year	$17,695	$17,715	$16,336	$16,329
Due in 1 - 5 years	19,986	20,090	9,348	9,395
Total	$37,681	$37,805	$25,684	$25,724
Note 7 - Fair Value of Financial Assets and Liabilities and Investments in Non-Affiliated Entities
The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or market prices of similar assets from active markets. We review fair value classification on a quarterly basis.

	Pricing Category	Fair Value at
		Oct 27, 2024	Jan 28, 2024

		(In millions)
Assets
Cash equivalents and marketable securities:
Money market funds	Level 1	$5,147	$3,031
Publicly-held equity securities	Level 1	$472	$—
Debt securities issued by the U.S. Treasury	Level 2	$14,689	$9,524
Corporate debt securities	Level 2	$14,278	$10,152
Debt securities issued by U.S. government agencies	Level 2	$3,549	$2,333
Certificates of deposit	Level 2	$142	$510
Foreign government bonds	Level 2	$—	$174
Other assets (Investments in non-affiliated entities):
Publicly-held equity securities	Level 1	$—	$225

Liabilities (1)
0.584% Notes Due 2024	Level 2	$—	$1,228
3.20% Notes Due 2026	Level 2	$982	$970
1.55% Notes Due 2028	Level 2	$1,139	$1,115
2.85% Notes Due 2030	Level 2	$1,391	$1,367
2.00% Notes Due 2031	Level 2	$1,079	$1,057
3.50% Notes Due 2040	Level 2	$847	$851
3.50% Notes Due 2050	Level 2	$1,556	$1,604
3.70% Notes Due 2060	Level 2	$388	$403
(1)    Liabilities are carried on our Condensed Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount and issuance costs.
Investments in Non-Affiliated Entities
Our investments in non-affiliated entities include non-marketable equity securities, which are primarily investments in privately held companies. Beginning in the second quarter of fiscal year 2025, publicly-held equity securities from investments in non-affiliated entities were classified in marketable securities on our Condensed Consolidated Balance Sheets.
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

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Adjustments to the carrying value of our non-marketable equity securities during the third quarter and first nine months of fiscal years 2025 and 2024 were as follows:

	Three Months Ended		Nine Months Ended
	Oct 27, 2024	Oct 29, 2023	Oct 27, 2024	Oct 29, 2023

	(In millions)
Balance at beginning of period	$1,819	$676	$1,321	$288
Adjustments related to non-marketable equity securities:
Net additions	409	341	830	743
Unrealized gains	23	3	115	3
Impairments and unrealized losses	(14)	(1)	(29)	(15)
Balance at end of period	$2,237	$1,019	$2,237	$1,019
Non-marketable equity securities had cumulative gross unrealized gains of $374 million and cumulative gross losses and impairments of $74 million as of October 27, 2024.
Note 8 - Amortizable Intangible Assets and Goodwill
The components of our amortizable intangible assets are as follows:

	Oct 27, 2024			Jan 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In millions)
Acquisition-related intangible assets	$2,785	$(2,117)	$668	$2,642	$(1,720)	$922
Patents and licensed technology	444	(274)	170	449	(259)	190
Total intangible assets	$3,229	$(2,391)	$838	$3,091	$(1,979)	$1,112
Amortization expense associated with intangible assets was $149 million and $144 million for the third quarter, and $438 million and $471 million for the first nine months, of fiscal years 2025 and 2024, respectively.
The following table outlines the estimated amortization expense related to the net carrying amount of intangible assets as of October 27, 2024:

Future Amortization Expense
(In millions)
Fiscal Year:
2025 (excluding the first nine months of fiscal year 2025)	$150
2026	317
2027	203
2028	57
2029	10
2030 and thereafter	101
Total	$838
In the first nine months of fiscal year 2025, goodwill increased by $294 million from business combinations assigned to our Compute & Networking reporting unit.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 9 - Balance Sheet Components
We refer to customers who purchase products directly from NVIDIA as direct customers, such as add-in board manufacturers, distributors, original device manufacturers, or ODMs, original equipment manufacturers, or OEMs, and system integrators. Four direct customers accounted for 18%, 13%, 11% and 11% of our accounts receivable balance as of October 27, 2024. Two direct customers accounted for 24% and 11% of our accounts receivable balance as of January 28, 2024.
Certain balance sheet components are as follows:

	Oct 27, 2024	Jan 28, 2024

Inventories:	(In millions)
Raw materials	$1,846	$1,719
Work in process	2,881	1,505
Finished goods	2,927	2,058
Total inventories (1)	$7,654	$5,282
(1)    We recorded an inventory provision of $322 million and $208 million for the third quarter, and $876 million and $657 million for the first nine months, of fiscal years 2025 and 2024, respectively, in cost of revenue.

	Oct 27, 2024	Jan 28, 2024

Other Assets (Long Term):	(In millions)
Investments in non-affiliated entities	$2,237	$1,546
Prepaid supply and capacity agreements (1)	2,041	2,458
Income tax receivable	568	—
Prepaid royalties	346	364
Other	245	132
Total other assets	$5,437	$4,500
(1)    Prepaid supply and capacity agreements of $3.2 billion and $2.5 billion were included in Prepaid expenses and other current assets as of October 27, 2024 and January 28, 2024, respectively.

	Oct 27, 2024	Jan 28, 2024

Accrued and Other Current Liabilities:	(In millions)
Customer program accruals	$4,740	$2,081
Excess inventory purchase obligations (1)	1,728	1,655
Taxes payable	1,356	296
Product warranty and return provisions	1,107	415
Deferred revenue (2)	752	764
Accrued payroll and related expenses	677	675
Operating leases	273	228
Unsettled share repurchases	180	187
Licenses and royalties	148	182
Other	165	199
Total accrued and other current liabilities	$11,126	$6,682
(1)    We recorded $543 million and $473 million for the third quarter, and $1.3 billion and $734 million for the first nine months, of fiscal years 2025 and 2024, respectively, in cost of revenue.

(2)    Includes customer advances and unearned revenue related to hardware support, software support, cloud services, and license and development arrangements. The balance as of October 27, 2024 and January 28, 2024 included $101 million and $233 million of customer advances, respectively.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Oct 27, 2024	Jan 28, 2024

Other Long-Term Liabilities:	(In millions)
Income tax payable (1)	$1,945	$1,361
Deferred revenue (2)	833	573
Deferred income tax	790	462
Other	115	145
Total other long-term liabilities	$3,683	$2,541
(1)    Income tax payable is comprised of the long-term portion of the one-time transition tax payable, unrecognized tax benefits, and related interest and penalties.

(2)    Includes unearned revenue related to hardware support, software support and cloud services.
Deferred Revenue
The following table shows the changes in short- and long-term deferred revenue during the first nine months of fiscal years 2025 and 2024:

	Nine Months Ended
	Oct 27, 2024	Oct 29, 2023

	(In millions)
Balance at beginning of period	$1,337	$572
Deferred revenue additions	2,115	1,269
Revenue recognized	(1,867)	(903)
Balance at end of period	$1,585	$938
We recognized revenue of $585 million and $256 million in the first nine months of fiscal years 2025 and 2024, respectively, that were included in the prior year end deferred revenue balances.
As of October 27, 2024, revenue related to remaining performance obligations from contracts greater than one year in length was $1.6 billion, which includes $1.4 billion from deferred revenue and $187 million which has not yet been billed nor recognized as revenue. Approximately 37% of revenue from contracts greater than one year in length will be recognized over the next twelve months.
Note 10 - Derivative Financial Instruments
We utilize foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. The foreign currency forward contracts for operating expenses are designated as cash flow hedges. Gains or losses on the contracts are recorded in accumulated other comprehensive income or loss and reclassified to operating expense when the related operating expenses are recognized in earnings or ineffectiveness should occur.
We also entered into foreign currency forward contracts mitigating the impact of foreign currency movements on monetary assets and liabilities. For our foreign currency contracts for assets and liabilities, the change in fair value of these non-designated contracts was recorded in other income or expense and offsets the change in fair value of the hedged foreign currency denominated monetary assets and liabilities, which was also recorded in other income or expense.
The table below presents the notional value of our foreign currency contracts outstanding:

	Oct 27, 2024	Jan 28, 2024

	(In millions)
Designated as cash flow hedges	$1,360	$1,168
Non-designated hedges	$728	$597
The unrealized gains and losses or fair value of our foreign currency contracts were not significant as of October 27, 2024 and January 28, 2024.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
As of October 27, 2024, all designated foreign currency contracts mature within 18 months and any unrealized gains and losses were not significant.
During the first nine months of fiscal years 2025 and 2024, the impact of derivative financial instruments designated for cash flow hedges was not significant and the instruments were determined to be highly effective.
Note 11 - Debt
Long-Term Debt

	Expected Remaining Term (years)	Effective Interest Rate	Carrying Value at
			Oct 27, 2024	Jan 28, 2024

			(In millions)
0.584% Notes Due 2024 (1)	—	0.66%	$—	$1,250
3.20% Notes Due 2026	1.9	3.31%	1,000	1,000
1.55% Notes Due 2028	3.6	1.64%	1,250	1,250
2.85% Notes Due 2030	5.4	2.93%	1,500	1,500
2.00% Notes Due 2031	6.6	2.09%	1,250	1,250
3.50% Notes Due 2040	15.4	3.54%	1,000	1,000
3.50% Notes Due 2050	25.4	3.54%	2,000	2,000
3.70% Notes Due 2060	35.4	3.73%	500	500
Unamortized debt discount and issuance costs			(38)	(41)
Net carrying amount			8,462	9,709
Less short-term portion			—	(1,250)
Total long-term portion			$8,462	$8,459
(1) We repaid the 0.584% Notes Due 2024 in the second quarter of fiscal year 2025.
Our notes are unsecured senior obligations. Existing and future liabilities of our subsidiaries will be effectively senior to the notes. Our notes pay interest semi-annually. We may redeem each of our notes prior to maturity, as defined in the applicable form of note. The maturity of the notes is calendar year.
As of October 27, 2024, we complied with the required covenants, which are non-financial in nature, under the outstanding notes.
Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of October 27, 2024, we had no commercial paper outstanding.
Note 12 - Commitments and Contingencies
Purchase Obligations
Our purchase obligations reflect our commitment to purchase components used to manufacture our products, including long-term supply and capacity agreements, certain software and technology licenses, other goods and services and long-lived assets.
As of October 27, 2024, we had outstanding inventory purchase and long-term supply and capacity obligations totaling $28.9 billion, an increase from the prior year primarily due to commitments for Blackwell capacity and components. We enter into agreements with contract manufacturers that allow them to procure inventory based upon our defined criteria, and in certain instances, these agreements are cancellable, able to be rescheduled, or adjustable for our business needs prior to placing firm orders. Though, changes to these agreements may result in additional costs. Other non-inventory purchase obligations were $13.2 billion, including $11.3 billion of multi-year cloud service agreements. We expect our cloud service agreements to primarily be used to support our research and development efforts, as well as our DGX Cloud offerings.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Total future purchase commitments as of October 27, 2024 are as follows:

Commitments
(In millions)
Fiscal Year:
2025 (excluding the first nine months of fiscal year 2025)	$14,178
2026	18,895
2027	3,381
2028	2,979
2029	1,990
2030 and thereafter	621
Total	$42,044
Accrual for Product Warranty Liabilities
The estimated amount of product warranty liabilities was $1.0 billion and $306 million as of October 27, 2024 and January 28, 2024, respectively. The estimated product returns and product warranty activity consisted of the following:

	Three Months Ended		Nine Months Ended
	Oct 27, 2024	Oct 29, 2023	Oct 27, 2024	Oct 29, 2023
	(In millions)
Balance at beginning of period	$741	$115	$306	$82
Additions	304	50	775	105
Utilization	(36)	(23)	(72)	(45)
Balance at end of period	$1,009	$142	$1,009	$142
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
Litigation
Securities Class Action and Derivative Lawsuits
The plaintiffs in the putative securities class action lawsuit, captioned 4:18-cv-07669-HSG, initially filed on December 21, 2018 in the United States District Court for the Northern District of California, and titled In Re NVIDIA Corporation Securities Litigation, filed an amended complaint on May 13, 2020. The amended complaint asserted that NVIDIA and certain NVIDIA executives violated Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and SEC Rule 10b-5, by making materially false or misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand between May 10, 2017 and November 14, 2018. Plaintiffs also alleged that the NVIDIA executives who they named as defendants violated Section 20(a) of the Exchange Act. Plaintiffs sought class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees and expert fees, and further relief as the Court may deem just and proper. On March 2, 2021, the district court granted NVIDIA’s motion to dismiss the complaint without leave to amend, entered judgment in favor of NVIDIA and closed the case. On March 30, 2021, plaintiffs filed an appeal from judgment in the United States Court of Appeals for the Ninth Circuit, case number 21-15604. On August 25, 2023, a majority of a three-judge Ninth Circuit panel affirmed in part and reversed in part the district court’s dismissal of the case, with a third judge dissenting on the basis that the district court did not err in dismissing the case. On November 15, 2023, the Ninth Circuit denied NVIDIA’s petition for rehearing en banc of the Ninth Circuit panel’s majority decision to reverse in part the dismissal of the case, which NVIDIA had filed on October 10, 2023. On November 21, 2023, NVIDIA filed a motion with the Ninth Circuit for a stay of the mandate pending NVIDIA’s petition for a writ of certiorari in the Supreme Court of the United States and the Supreme Court’s resolution of the matter. On December 5, 2023, the Ninth Circuit granted NVIDIA’s motion to stay the mandate. NVIDIA filed a petition for a writ of certiorari on March 4, 2024. On June 17, 2024, the Supreme Court of the United States granted NVIDIA’s petition for a writ of certiorari. Briefing concluded on October 25, 2024 and the Supreme Court heard oral arguments on November 13, 2024.

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
Accounting for Loss Contingencies
As of October 27, 2024, there are no accrued contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, except as described above, any possible loss or range of loss in these matters cannot be reasonably estimated at this time. We are engaged in legal actions not described above arising in the ordinary course of business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.
Note 13 - Shareholders’ Equity
Capital Return Program
We repurchased 92 million and 83 million shares of our common stock for $11.1 billion and $3.7 billion during the third quarter, and 254 million and 159 million shares of our common stock for $26.2 billion and $7 billion during the first nine months, of fiscal years 2025 and 2024, respectively. On August 26, 2024, our Board of Directors approved an additional $50 billion to our share repurchase authorization, without expiration. As of October 27, 2024, we were authorized, subject to certain specifications, to repurchase up to $46.4 billion of our common stock. Our share repurchase program aims to offset dilution from shares issued to employees while maintaining adequate liquidity to meet our operating requirements. We may pursue additional share repurchases as we weigh market factors and other investment opportunities.
From October 28, 2024 through November 15, 2024, we repurchased 19 million shares for $2.7 billion pursuant to a pre-established trading plan.
We paid cash dividends to our shareholders of $245 million and $99 million during the third quarter, and $589 million and $296 million during the first nine months, of fiscal years 2025 and 2024, respectively. Our cash dividend program and the payment of future cash dividends under that program are subject to our Board of Directors' continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.
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
Our CODM does not review any information regarding total assets on a reportable segment basis. Depreciation and amortization expenses directly attributable to each reportable segment are included in operating results for each segment. However, our CODM does not review depreciation and amortization expense by operating segment and, therefore, it is not separately presented. The accounting policies for segment reporting are the same as for our consolidated financial statements. The table below presents details of our reportable segments and the “All Other” category.

	Compute & Networking	Graphics	All Other	Consolidated

	(In millions)
Three Months Ended Oct 27, 2024
Revenue	$31,036	$4,046	$—	$35,082
Operating income (loss)	$22,081	$1,502	$(1,714)	$21,869

Three Months Ended Oct 29, 2023
Revenue	$14,645	$3,475	$—	$18,120
Operating income (loss)	$10,262	$1,493	$(1,338)	$10,417

Nine Months Ended Oct 27, 2024
Revenue	$80,157	$11,009	$—	$91,166
Operating income (loss)	$57,977	$4,111	$(4,669)	$57,419

Nine Months Ended Oct 29, 2023
Revenue	$29,507	$9,312	$—	$38,819
Operating income (loss)	$19,149	$3,751	$(3,542)	$19,358

	Three Months Ended		Nine Months Ended
	Oct 27, 2024	Oct 29, 2023	Oct 27, 2024	Oct 29, 2023

	(In millions)
Reconciling items included in "All Other" category:
Stock-based compensation expense	$(1,252)	$(979)	$(3,416)	$(2,555)
Unallocated cost of revenue and operating expenses	(307)	(198)	(816)	(515)
Acquisition-related and other costs	(155)	(135)	(441)	(446)
Other	—	(26)	4	(26)
Total	$(1,714)	$(1,338)	$(4,669)	$(3,542)

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Revenue by geographic area is based upon the billing location of the customer. The end customer and shipping location may be different from our customer’s billing location. For example, most shipments associated with Singapore revenue were to locations other than Singapore and shipments to Singapore were insignificant. Revenue by geographic area was as follows:

	Three Months Ended		Nine Months Ended
	Oct 27, 2024	Oct 29, 2023	Oct 27, 2024	Oct 29, 2023

	(In millions)
Revenue:
United States	$14,800	$6,302	$41,318	$14,730
Singapore	7,697	2,702	17,356	4,506
China (including Hong Kong)	5,416	4,030	11,574	8,360
Taiwan	5,153	4,333	15,266	8,968
Other countries	2,016	753	5,652	2,255
Total revenue	$35,082	$18,120	$91,166	$38,819
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
Sales to direct customers which represented 10% or more of total revenue, all of which were primarily attributable to the Compute & Networking segment, are presented in the following table:

	Three Months Ended	Nine Months Ended
	Oct 27, 2024	Oct 27, 2024

Customer A	12%	*
Customer B	12%	11%
Customer C	12%	11%
Customer D	*	12%
* Less than 10% of total revenue
The customer references of A-D above may represent different customers than those reported in a previous period.
Sales to one direct customer represented 12% of total revenue for the third quarter of fiscal year 2024, and sales to a second direct customer represented 11% of total revenue for the first nine months of fiscal year 2024, both of which were attributable to the Compute & Networking segment.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table summarizes revenue by specialized markets:

	Three Months Ended		Nine Months Ended
	Oct 27, 2024	Oct 29, 2023	Oct 27, 2024	Oct 29, 2023

	(In millions)
Revenue:
Data Center	$30,771	$14,514	$79,606	$29,121
Compute	27,644	11,908	69,640	23,877
Networking	3,127	2,606	9,966	5,244
Gaming	3,279	2,856	8,806	7,582
Professional Visualization	486	416	1,367	1,090
Automotive	449	261	1,124	810
OEM and Other	97	73	263	216
Total revenue	$35,082	$18,120	$91,166	$38,819

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
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Recent Developments, Future Objectives and Challenges
Demand and Supply
Revenue growth in the third quarter of fiscal year 2025 was driven by data center compute and networking platforms for accelerated computing and AI solutions. Demand for the Hopper architecture is strong and our H200 offering grew significantly in the quarter. We completed a successful mask change for Blackwell, our next Data Center architecture, that improved production yields. Blackwell production shipments are scheduled to begin in the fourth quarter of fiscal year 2025 and will continue to ramp into fiscal year 2026. We will be shipping both Hopper and Blackwell systems in the fourth quarter of fiscal year 2025 and beyond. Both Hopper and Blackwell systems have certain supply constraints, and the demand for Blackwell is expected to exceed supply for several quarters in fiscal year 2026.
Demand estimates for our products, applications, and services can be incorrect and create volatility in our revenue or supply levels. We may not be able to generate significant revenue from them. Advancements in accelerated computing and generative AI models, along with the growth in model complexity and scale, have driven increased demand for our Data Center systems.
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
Product Transitions and New Product Introductions
Product transitions are complex and we often ship both new and prior architecture products simultaneously as our channel partners prepare to ship and support new products. We may be in various stages of transitioning the architectures of our Data Center, Gaming, Professional Visualization and Automotive products. The computing industry is experiencing a broader and faster launch cadence of accelerated computing platforms to meet a growing and diverse set of AI opportunities. We have introduced a new architecture cadence of our Data Center solutions where we seek to complete a new computing architecture each year and we are providing a greater variety of Data Center offerings. The increased frequency of these transitions and the larger number of products and product configurations may magnify the challenges associated with managing our supply and demand which may create volatility in our revenue. The increased frequency and complexity of newly introduced products could result in quality or production issues that could increase inventory provisions, warranty, or other costs or result in product delays. We incur significant engineering development resources for new products, and changes to our product roadmap may impact our ability to develop other products or adequately manage our supply chain cost. Customers may delay purchasing existing products as we increase the frequency of new products or may not be able to adopt our new products as fast as forecasted, both impacting the timing of our revenue and supply chain cost. While we have managed prior product transitions and have sold multiple product architectures at the same time, these transitions are difficult, may impair our ability to predict demand and impact our supply mix, and may cause us to incur additional costs.
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
In October 2023, the USG announced new and updated licensing requirements that became effective in our fourth quarter of fiscal year 2024 for exports to China and Country Groups D1, D4, and D5 (including but not limited to Saudi Arabia, the United Arab Emirates, and Vietnam, but excluding Israel) of our products exceeding certain performance thresholds, including, but not limited to, the A100, A800, H100, H800, L4, L40, L40S and RTX 4090. The licensing requirements also apply to the export of products exceeding certain performance thresholds to a party headquartered in, or with an ultimate parent headquartered in, Country Group D5, including China. On October 23, 2023, the USG informed us the licensing requirements were effective immediately for shipments of our A100, A800, H100, H800, and L40S products (removing the grace period granted by the official rule). Our upcoming Blackwell systems, such as GB200 NVL 72 and NVL 36 as well as B200 will also be subject to these requirements and therefore require a license for any shipment to certain entities and to China and Country Groups D1, D4 and D5, excluding Israel. To date, we have not received licenses to ship these restricted products to China. Additionally, we understand that partners and customers have also not received a license to ship these restricted products.
We expanded our Data Center product portfolio to offer new solutions, including those for which the USG does not require a license or advance notice before each shipment. We ramped new products designed specifically for China that do not require an export control license. Our Data Center revenue in China grew sequentially in the third quarter of fiscal year 2025. As a percentage of total Data Center revenue, it remains below levels seen prior to the imposition of export controls in October 2023. To the extent that a customer requires products covered by the licensing requirements, we may seek a license for the customer but have no assurance that the USG will grant such a license, or that the USG will act on the license application in a timely manner or at all.
Our competitive position has been harmed, and our competitive position and future results may be further harmed in the long term, if there are further changes in the USG’s export controls. Given the increasing strategic importance of AI and rising geopolitical tensions, the USG has changed and may again change the export control rules at any time and further subject a wider range of our products to export restrictions and licensing requirements, negatively impacting our business and financial results. In the event of such change, we may be unable to sell our inventory of such products and may be unable to develop replacement products not subject to the licensing requirements, effectively excluding us from all or part of the China market, as well as other impacted markets, including the Middle East. In addition to export controls, the USG may impose restrictions on the import and sale of products that incorporate technologies developed or manufactured in whole or in part in China. For example, the USG is considering restrictions on the import and sale of certain automotive products in the United States, which if adopted and interpreted broadly, could impact our ability to develop and supply solutions for our automotive customers.
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
Israel and Regional Conflicts
We are monitoring the impact of the geopolitical conflict in and around Israel on our operations, including the health and safety of our approximately 4,300 employees in the region who primarily support the research and development, operations, and sales and marketing of our networking products. Our global supply chain for our networking products has not experienced any significant impact. A substantial number of our employees in the region have been called-up for active military duty in Israel. Some employees in Israel have been on active military duty for an extended period and may continue to be absent, which may cause disruption to our product development or operations. We have not experienced significant impact or expense to our business; however, if the conflict is further extended or expanded, it could impact future product development, operations, and revenue or create other uncertainty for our business.
Third Quarter of Fiscal Year 2025 Summary

	Three Months Ended			Quarter-over-Quarter Change	Year-over-Year Change
	Oct 27, 2024	Jul 28, 2024	Oct 29, 2023

	($ in millions, except per share data)
Revenue	$35,082	$30,040	$18,120	17%	94%
Gross margin	74.6%	75.1%	74.0%	(0.5) pts	0.6 pts
Operating expenses	$4,287	$3,932	$2,983	9%	44%
Operating income	$21,869	$18,642	$10,417	17%	110%
Net income	$19,309	$16,599	$9,243	16%	109%
Net income per diluted share	$0.78	$0.67	$0.37	16%	111%
We specialize in markets where our computing platforms can provide tremendous acceleration for applications. These platforms incorporate processors, interconnects, software, algorithms, systems and services to deliver unique value. Our platforms address four large markets where our expertise is critical: Data Center, Gaming, Professional Visualization, and Automotive.
Revenue was $35.1 billion, up 94% from a year ago and up 17% sequentially.
Data Center revenue was up 112% from a year ago and up 17% sequentially. The strong year-on-year and sequential growth was driven by demand for our Hopper computing platform for training and inferencing of large language models, recommendation engines, and generative AI applications. Cloud service providers represented approximately 50% of our Data Center revenue, and the remainder was represented by consumer internet and enterprise companies. Strong year-on-year growth was driven by all customer types from both compute and networking. Demand for the Hopper architecture is strong and our H200 offering grew significantly in the quarter. Data Center compute revenue was $27.6 billion, up 132% from a year ago and up 22% sequentially. Networking revenue was $3.1 billion, up 20% from a year ago driven by Ethernet for AI, which includes Spectrum-X end-to-end ethernet platform. Areas of sequential revenue growth include InfiniBand and Ethernet switches, SmartNICs, and BlueField DPUs. Though networking revenue was sequentially down 15%, networking demand is strong and growing.
Gaming revenue was up 15% from a year ago and up 14% sequentially. These increases were driven by sales of our GeForce RTX 40 Series GPUs and game console SoCs.
Professional Visualization revenue was up 17% from a year ago and up 7% sequentially. These increases were driven by the continued ramp of RTX GPU workstations based on our Ada architecture.
Automotive revenue was up 72% from a year ago and up 30% sequentially. These increases were driven by our self-driving platforms.
Gross margin increased from a year ago due to a higher mix of Data Center revenue. Sequentially, gross margin decreased primarily driven by a mix shift from H100 systems to more complex and higher cost systems within Data Center.

Operating expenses were up 44% from a year ago and up 9% sequentially, driven by higher compensation and benefits expenses due to employee growth and compensation increases.
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

	Three Months Ended		Nine Months Ended
	Oct 27, 2024	Oct 29, 2023	Oct 27, 2024	Oct 29, 2023
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	25.4	26.0	24.2	29.1
Gross profit	74.6	74.0	75.8	70.9
Operating expenses
Research and development	9.7	12.7	10.1	16.0
Sales, general and administrative	2.6	3.8	2.8	5.0
Total operating expenses	12.3	16.5	12.9	21.0
Operating income	62.3	57.5	62.9	49.9
Interest income	1.3	1.3	1.4	1.5
Interest expense	(0.2)	(0.3)	(0.2)	(0.5)
Other, net	0.1	(0.4)	0.3	(0.1)
Other income (expense), net	1.2	0.6	1.5	0.9
Income before income tax	63.5	58.1	64.4	50.8
Income tax expense	8.6	7.1	8.8	5.8
Net income	54.9%	51.0%	55.6%	45.0%
Revenue
Revenue by Reportable Segments

	Three Months Ended				Nine Months Ended
	Oct 27, 2024	Oct 29, 2023	$ Change	% Change	Oct 27, 2024	Oct 29, 2023	$ Change	% Change

	($ in millions)
Compute & Networking	$31,036	$14,645	$16,391	112%	$80,157	$29,507	$50,650	172%
Graphics	4,046	3,475	571	16%	11,009	9,312	1,697	18%
Total	$35,082	$18,120	$16,962	94%	$91,166	$38,819	$52,347	135%

Operating Income by Reportable Segments

	Three Months Ended				Nine Months Ended
	Oct 27, 2024	Oct 29, 2023	$ Change	% Change	Oct 27, 2024	Oct 29, 2023	$ Change	% Change

	($ in millions)
Compute & Networking	$22,081	$10,262	$11,819	115%	$57,977	$19,149	$38,828	203%
Graphics	1,502	1,493	9	1%	$4,111	3,751	360	10%
All Other	(1,714)	(1,338)	(376)	28%	$(4,669)	(3,542)	(1,127)	32%
Total	$21,869	$10,417	$11,452	110%	$57,419	$19,358	$38,061	197%
Compute & Networking revenue – The year over year increase in the third quarter and first nine months of fiscal year 2025 was due to strength in Data Center computing for accelerated computing and AI solutions. Revenue from Data Center computing grew 133% year-on-year and 195% compared to the first nine months of fiscal year 2024 driven by demand for our Hopper computing platform for training and inferencing of large language models, recommendation engines, and generative AI applications. Networking was up 20% year-on-year and 90% compared to the first nine months of fiscal year 2024 driven by Ethernet for AI revenue, which includes Spectrum-X end-to-end ethernet platform.
Graphics revenue – The year over year increase in the third quarter and first nine months of fiscal year 2025 was led by higher sales of our GeForce RTX 40 Series GPUs.
Reportable segment operating income – The year over year increase in Compute & Networking segment operating income in the third quarter and first nine months of fiscal year 2025 was primarily driven by growth in data center revenue. The year over year increase in Graphics segment operating income in the third quarter of fiscal year 2025 was primarily driven by growth in revenue, partially offset by an increase of 52% in segment operating expense. The year over year increase in Graphics segment operating income in the first nine months of fiscal year 2025 was primarily driven by growth in revenue.
All Other operating loss – The year over year increase in the third quarter and first nine months of fiscal year 2025 was due to an increase in stock-based compensation expense reflecting employee growth and compensation increases.
Concentration of Revenue
Revenue by geographic region is designated based on the billing location even if the revenue may be attributable to indirect customers, such as enterprises and gamers in a different location. Revenue from sales to customers outside of the United States accounted for 58% and 65% of total revenue for the third quarter, and 55% and 62% of total revenue for the first nine months, of fiscal years 2025 and 2024, respectively.
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
Sales to direct customers which represented 10% or more of total revenue, all of which were primarily attributable to the Compute & Networking segment, are presented in the following table:

	Three Months Ended	Nine Months Ended
	Oct 27, 2024	Oct 27, 2024

Customer A	12%	*
Customer B	12%	11%
Customer C	12%	11%
Customer D	*	12%
* Less than 10% of total revenue
The customer references of A-D above may represent different customers than those reported in a previous period.
For the third quarter and first nine months of fiscal year 2025, an indirect customer which primarily purchases our products through system integrators and distributors, including through Customer C, is estimated to represent 10% or more of total revenue, attributable to the Compute & Networking segment.

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
Gross margins increased to 74.6% for the third quarter of fiscal year 2025 compared to 74.0% for the third quarter of fiscal year 2024, due to a higher mix of Data Center revenue. Gross margins increased to 75.8% for the first nine months of fiscal year 2025 compared to 70.9% for the first nine months of fiscal year 2024, primarily due to higher mix of Data Center revenue.
Provisions for inventory and excess inventory purchase obligations totaled $865 million and $2.2 billion for the third quarter and first nine months of fiscal year 2025, respectively. Sales of previously reserved inventory and settlements of excess inventory purchase obligations resulted in a provision release of $106 million and $305 million for the third quarter and first nine months of fiscal year 2025, respectively. The net effect on our gross margin was an unfavorable impact of 2.2% and 2.0% in the third quarter and first nine months of fiscal year 2025, respectively.
Provisions for inventory and excess inventory purchase obligations totaled $681 million and $1.4 billion for the third quarter and first nine months of fiscal year 2024, respectively. Sales of previously reserved inventory and settlements of excess inventory purchase obligations resulted in a provision release of $239 million and $372 million for the third quarter and first nine months of fiscal year 2024, respectively. The net effect on our gross margin was an unfavorable impact of 2.4% and 2.6% in the third quarter and first nine months of fiscal year 2024, respectively.
Operating Expenses

	Three Months Ended				Nine Months Ended
	Oct 27, 2024	Oct 29, 2023	$ Change	% Change	Oct 27, 2024	Oct 29, 2023	$ Change	% Change

	($ in millions)
Research and development expenses	$3,390	$2,294	$1,096	48%	$9,200	$6,210	$2,990	48%
% of net revenue	9.7%	12.7%			10.1%	16.0%
Sales, general and administrative expenses	897	689	208	30%	2,516	1,942	574	30%
% of net revenue	2.6%	3.8%			2.8%	5.0%
Total operating expenses	$4,287	$2,983	$1,304	44%	$11,716	$8,152	$3,564	44%
% of net revenue	12.3%	16.5%			12.9%	21.0%
The increases in research and development expenses for the third quarter and first nine months of fiscal year 2025 were driven by a 29% and 32% increase in compensation and benefits, including stock-based compensation, reflecting employee growth and compensation increases, a 107% and 113% increase in compute and infrastructure, and a 317% and 209% increase in engineering development costs for new product introductions, respectively.
The increases in sales, general and administrative expenses for the third quarter and first nine months of fiscal year 2025 were primarily driven by compensation and benefits, including stock-based compensation, reflecting employee growth and compensation increases.

Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	Oct 27, 2024	Oct 29, 2023	$ Change	Oct 27, 2024	Oct 29, 2023	$ Change

	($ in millions)
Interest income	$472	$234	$238	$1,275	$572	$703
Interest expense	(61)	(63)	2	(186)	(194)	8
Other, net	36	(66)	102	301	(24)	325
Other income (expense), net	$447	$105	$342	$1,390	$354	$1,036
The increases in interest income for the third quarter and first nine months of fiscal year 2025 was primarily due to growth in cash, cash equivalents, and publicly-held debt security balances.
Interest expense is comprised of coupon interest and debt discount amortization related to our notes.
Other, net consists of realized or unrealized gains and losses from investments in privately-held equity securities, publicly-held equity securities, and the impact of changes in foreign currency rates. The change in Other, net, compared to the third quarter and first nine months of fiscal year 2024, was primarily driven by an increase in fair value of our privately-held and publicly-held equity securities. Refer to Note 6 and 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our investments in privately-held and publicly-held equity securities.
Income Taxes
Income tax expense was $3.0 billion and $1.3 billion for the third quarter, and $8.0 billion and $2.2 billion for the first nine months, of fiscal years 2025 and 2024, respectively. The income tax expense as a percentage of income before income tax was 13.5% and 12.2% for the third quarter, and 13.6% and 11.3% for the first nine months, of fiscal years 2025 and 2024, respectively.
The effective tax rate increased primarily due to a lower percentage of tax benefits from the foreign-derived intangible income deduction relative to the increase in income before income tax and a discrete benefit in fiscal year 2024 due to an IRS audit resolution.
Given our current and possible future earnings, we believe that we may release the valuation allowance associated with certain state deferred tax assets in the near term, which would decrease our income tax expense for the period the release is recorded. The timing and amount of the valuation allowance release could vary based on our assessment of all available information.
Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Liquidity and Capital Resources

	Oct 27, 2024	Jan 28, 2024

	(In millions)
Cash and cash equivalents	$9,107	$7,280
Marketable securities	29,380	18,704
Cash, cash equivalents and marketable securities	$38,487	$25,984

	Nine Months Ended
	Oct 27, 2024	Oct 29, 2023

	(In millions)
Net cash provided by operating activities	$47,460	$16,591
Net cash used in investing activities	$(13,223)	$(4,457)
Net cash used in financing activities	$(32,410)	$(10,004)
Our investment policy requires the purchase of high-rated fixed income securities, the diversification of investment types and credit exposures, and certain maturity limits on our portfolio.

Cash provided by operating activities increased in the first nine months of fiscal year 2025 compared to the first nine months of fiscal year 2024 due to growth in revenue, partially offset by advanced payments on supply agreements. Our accounts receivable balance at the end of the first nine months of fiscal year 2025 reflects the strong revenue growth, partially offset by $1.7 billion from customer payments received prior to the invoice due date.
Cash used in investing activities increased in the first nine months of fiscal year 2025 compared to the first nine months of fiscal year 2024, primarily driven by net purchases of marketable securities, and purchase of land, property and equipment.
Cash used in financing activities increased in the first nine months of fiscal year 2025 compared to the first nine months of fiscal year 2024, mainly due to higher share repurchases and higher tax payments related to RSUs.
Liquidity
Our primary sources of liquidity include cash, cash equivalents, and marketable securities, and the cash generated by our operations. As of October 27, 2024, we had $38.5 billion in cash, cash equivalents, and marketable securities. We believe that we have sufficient liquidity to meet our operating requirements for at least the next twelve months, and for the foreseeable future, including our future supply obligations and share repurchases. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance future capital requirements.
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
Except for approximately $1.4 billion of cash, cash equivalents, and marketable securities held outside the U.S. for which we have not accrued any related foreign or state taxes if we repatriate these amounts to the U.S., substantially all of our cash, cash equivalents, and marketable securities held outside the U.S. as of October 27, 2024 are available for use in the U.S. without incurring additional U.S. federal income taxes.
Payment from customers, per our standard payment terms, is generally due shortly after delivery of products, availability of software licenses or commencement of services.
Capital Return to Shareholders
We paid cash dividends to our shareholders of $245 million and $589 million during the third quarter and first nine months of fiscal year 2025, respectively.
Our cash dividend program and the payment of future cash dividends under that program are subject to our Board of Directors' continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.
We repurchased 92 million and 254 million shares of our common stock for $11.1 billion and $26.2 billion during the third quarter and first nine months of fiscal year 2025, respectively. On August 26, 2024, our Board of Directors approved an additional $50 billion to our share repurchase authorization, without expiration. As of October 27, 2024, we were authorized, subject to certain specifications, to repurchase up to $46.4 billion of our common stock. Our share repurchase program aims to offset dilution from shares issued to employees while maintaining adequate liquidity to meet our operating requirements. We may pursue additional share repurchases as we weigh market factors and other investment opportunities. We plan to continue share repurchases this fiscal year.
From October 28, 2024 through November 15, 2024, we repurchased 19 million shares for $2.7 billion pursuant to a pre-established trading plan.
The U.S. Inflation Reduction Act of 2022 requires a 1% excise tax on certain share repurchases in excess of shares issued for employee compensation made after December 31, 2022. The excise tax is included in our share repurchase cost and was not material for the third quarter and first nine months of fiscal year 2025.

Outstanding Indebtedness and Commercial Paper Program
Our aggregate debt maturities as of October 27, 2024, by year payable, are as follows:

Oct 27, 2024

(In millions)
Due in one year	$—
Due in one to five years	2,250
Due in five to ten years	2,750
Due in greater than ten years	3,500
Unamortized debt discount and issuance costs	(38)
Net long-term carrying amount	$8,462
We have a $575 million commercial paper program to support general corporate purposes. As of October 27, 2024, we had no commercial paper outstanding.
Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Material Cash Requirements and Other Obligations
Unrecognized tax benefits were $1.9 billion, which includes related interest and penalties of $215 million recorded in non-current income tax payable as of October 27, 2024. We are unable to estimate the timing of any potential tax liability, interest payments, or penalties in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for further information.
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
Financial market risks related to investment and interest rate risk are described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024. As of October 27, 2024, there have been no material changes to the financial market risks described as of January 28, 2024.
Foreign Exchange Rate Risk
The impact of foreign currency transactions related to foreign exchange rate risk is described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024. As of October 27, 2024, there have been no material changes to the foreign exchange rate risks described as of January 28, 2024.

Item 4. Controls and Procedures
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of October 27, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes that occurred during the third quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In fiscal year 2022, we began an upgrade of our enterprise resource planning, or ERP, system, which will update much of our existing core financial systems. The ERP system is designed to accurately maintain our financial records used to report operating results. The upgrade will occur in phases. We will continue to evaluate each quarter whether there are changes that materially affect our internal control over financial reporting.
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
Item 1A. Risk Factors
Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2024 and Item 1A of our Quarterly Reports on Form 10-Q for the fiscal quarters ended April 28, 2024 and July 28, 2024.
Purchasing or owning NVIDIA common stock involves investment risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2024, and Item 1A of our Quarterly Reports on Form 10-Q for the fiscal quarters ended April 28, 2024 and July 28, 2024, and below. Any one of those risks could harm our business, financial condition and results of operations or reputation, which could cause our stock price to decline. Additional risks, trends and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations or reputation.
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
We build finished products and maintain inventory in advance of anticipated demand. While we have in the past entered and may in the future enter into long-term supply agreements and capacity commitments, we may not be able to secure sufficient commitments for capacity to address our business needs, or our long-term demand expectations may change. Additionally, our ability to sell certain products has been and could be impeded if components necessary for the finished products are not available from third parties. This risk may increase as a result of our platform strategy. In periods of shortages impacting the semiconductor industry and/or limited supply or capacity in our supply chain, the lead times on orders for certain supply may be extended. We have previously experienced and may continue to experience extended lead times of more than 12 months. We have paid premiums and provided deposits to secure future supply and capacity, which have increased our product costs and may continue to do so. If our existing suppliers are unable to scale their capabilities to meet our supply needs, we may require additional sources of capacity, which may require additional deposits. We may not have the ability to reduce our supply commitments at the same rate or at all if our revenue declines. Both Hopper and Blackwell systems have certain supply constraints, and the demand for Blackwell is expected to exceed supply for several quarters in fiscal year 2026.
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
Product transitions are complex and we often ship both new and prior architecture products simultaneously as our channel partners prepare to ship and support new products. We may be in various stages of transitioning the architectures of our Data Center, Gaming, Professional Visualization and Automotive products. The computing industry is experiencing a broader and faster launch cadence of accelerated computing platforms to meet a growing and diverse set of AI opportunities. We have introduced a new architecture cadence of our Data Center solutions where we seek to complete a new computing architecture each year and we are providing a greater variety of Data Center offerings. The increased frequency of these transitions and the larger number of products and product configurations may magnify the challenges associated with managing our supply and demand. Qualification time for new products, customers anticipating product transitions and channel partners reducing channel inventory of prior architectures ahead of new product introductions can reduce or create volatility in our revenue. We have experienced and may in the future experience reduced demand for current generation architectures when customers anticipate transitions, and we may be unable to sell multiple product architectures at the same time for current and future architecture transitions. If we are unable to execute our architectural transitions as planned for any reason, our financial results may be negatively impacted. The increased frequency and complexity of newly introduced products could result in unanticipated quality or production issues that could increase the magnitude of inventory provisions, warranty, or other costs or result in product delays. For example, our gross margins in the second quarter of fiscal year 2025 were negatively impacted by inventory provisions for low-yielding Blackwell material.
We incur significant engineering development resources for new products, and changes to our product roadmap may impact our ability to develop other products or adequately manage our supply chain cost. Customers may delay purchasing existing products as we increase the frequency of new products or may not be able to adopt our new products as fast as forecasted, both impacting the timing of our revenue and supply chain cost. While we have managed prior product transitions and have sold multiple product architectures at the same time, these transitions are difficult, may impair our ability to predict demand and impact our supply mix, and may cause us to incur additional costs. Our indirect customers purchase through multiple OEMs, ODMs, system integrators, distributors, and other channel partners. As a result, the decisions made by our multiple OEMs, ODMs, system integrators, distributors, and other channel partners, and in response to changing market conditions and changes in end-user demand for our products, have impacted and could in the future continue to impact our ability to accurately forecast demand, particularly as they are based on estimates provided by various downstream parties.
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
Demand estimates for our products, applications, and services can be incorrect and create volatility in our revenue or supply levels. We may not be able to generate significant revenue from them. Advancements in accelerated computing and generative AI models, along with the growth in model complexity and scale, have driven increased demand for our Data Center systems. Because our products may be used in multiple use cases and applications, it is difficult for us to estimate with any reasonable degree of precision the impact of generative AI models on our reported revenue or forecasted demand.
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
We are subject to laws and regulations domestically and worldwide, affecting our operations in areas including, but not limited to, IP ownership and infringement; taxes; import and export requirements and tariffs; anti-corruption, including the Foreign Corrupt Practices Act; business acquisitions; foreign exchange controls and cash repatriation restrictions; data privacy requirements; competition and antitrust; advertising; employment; product regulations; cybersecurity; environmental, health, and safety requirements; the responsible use of AI; sustainability; cryptocurrency; and consumer laws. Compliance with such requirements can be onerous and expensive, could impact our competitive position, and may negatively impact our business operations and ability to manufacture and ship our products. There can be no assurance that our employees, contractors, suppliers, customers or agents will not violate applicable laws or the policies, controls, and procedures that we have designed to help ensure compliance with such laws, and violations could result in fines, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Changes to the laws, rules and regulations to which we are subject, or changes to their interpretation and enforcement, could lead to materially greater compliance and other costs and/or further restrictions on our ability to manufacture and supply our products and operate our business. For example, we may face increased compliance costs as a result of changes or increases in antitrust legislation, regulation, administrative rule making, increased focus from regulators on cybersecurity vulnerabilities and risks. Our position in markets relating to AI has led to increased interest in our business from regulators worldwide, including the European Union, the United States, the United Kingdom, South Korea and China. For example, the French Competition Authority collected information from us regarding our business and competition in the graphics card and cloud service provider market as part of an ongoing inquiry into competition in those markets. We have also received requests for information from regulators in the European Union, the United States, the United Kingdom, China, and South Korea regarding our sales of GPUs and other NVIDIA products, our efforts to allocate supply, foundation models and our investments, partnerships and other agreements with companies developing foundation models, and we expect to receive additional requests for information in the future. Governments and regulators are considering, and in certain cases, have imposed restrictions on the hardware, software, and systems used to develop frontier foundation models and generative AI. For example, the EU AI Act was formally adopted in June 2024 and will be implemented in phases between now and 2030. The State of California, among other jurisdictions, is considering similar legislation. Restrictions under this and any other regulations, if implemented, could increase the costs and burdens to us and our customers, delay or halt deployment of new systems using our products, and reduce the number of new entrants and customers, negatively impacting our business and financial results. Revisions to laws or regulations or their interpretation and enforcement could also result in increased taxation, trade sanctions, the imposition of or increase to import duties or tariffs, restrictions and controls on imports or exports, or other retaliatory actions, which could have an adverse effect on our business plans or impact the timing of our shipments. Additionally, changes in the public perception of governments in the regions where we operate or plan to operate could negatively impact our business and results of operations.
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
In October 2023, the USG announced new and updated licensing requirements that became effective in our fourth quarter of fiscal year 2024 for exports to China and Country Groups D1, D4, and D5 (including but not limited to, Saudi Arabia, the United Arab Emirates, and Vietnam, but excluding Israel) of our products exceeding certain performance thresholds, including, but not limited to, the A100, A800, H100, H800, L4, L40, L40S and RTX 4090. The licensing requirements also apply to the export of products exceeding certain performance thresholds to a party headquartered in, or with an ultimate parent headquartered in, Country Group D5, including China. On October 23, 2023, the USG informed us that the licensing requirements were effective immediately for shipments of our A100, A800, H100, H800, and L40S products (removing the grace period granted by the official rule). Our upcoming Blackwell systems, such as GB200 NVL 72 and NVL 36 as well as B200 will also be subject to these requirements and therefore require a license for any shipment to certain entities and to China and Country Groups D1, D4, and D5, excluding Israel. To date, we have not received licenses to ship these restricted products to China.
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
In addition to export controls, the USG may impose restrictions on the import and sale of products that incorporate technologies developed or manufactured in whole or in part in China. For example, the USG is considering restrictions on the import and sale of certain automotive products in the United States, which if adopted and interpreted broadly, could impact our ability to develop and supply solutions for our automotive customers.
Additionally, restrictions imposed by the Chinese government on the duration of gaming activities and access to games may adversely affect our Gaming revenue, and increased oversight of digital platform companies may adversely affect our Data Center revenue. The Chinese government may also encourage customers to purchase from our China-based competitors, or impose restrictions on the sale to certain customers of our products, or any products containing components made by our partners and suppliers. For example, the Chinese government announced restrictions relating to certain sales of products containing certain products made by Micron, a supplier of ours. As another example, an agency of the Chinese government announced an Action Plan that endorses new standards regarding the compute performance per watt and per memory bandwidth of accelerators used in new and renovated data centers in China. If the Chinese government modifies or implements the Action Plan in a way that effectively prevents us from being able to design products to meet the new standard, this may restrict the ability of customers to use some of our data center products and may have a material and adverse impact on our business, operating results and financial condition. Further restrictions on our products or the products of our suppliers could negatively impact our business and financial results.
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
We repurchased 92 million and 254 million shares of our common stock for $11.1 billion and $26.2 billion during the third quarter and first nine months of fiscal year 2025, respectively. As of October 27, 2024, we were authorized, subject to certain specifications, to repurchase up to $46.4 billion of our common stock.
The repurchases can be made in the open market, in privately negotiated transactions, pursuant to a Rule 10b5-1 trading plan or in structured share repurchase agreements in compliance with Rule 10b-18 of the Exchange Act, subject to market conditions, applicable legal requirements, and other factors. Our share repurchase program may be suspended at any time at our discretion.
We paid cash dividends to our shareholders of $245 million and $589 million during the third quarter and first nine months of fiscal year 2025, respectively. Our cash dividend program and the payment of future cash dividends under that program are subject to our Board of Directors' continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders.

The following table presents details of our share repurchase transactions during the third quarter of fiscal year 2025:

Period	Total Number of Shares Purchased (In millions)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (In millions)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In billions)
July 29, 2024 - August 25, 2024	30.2	$113.71	30.2	$4.1
August 26, 2024 - September 22, 2024	27.3	$114.77	27.3	$51.0
September 23, 2024 - October 27, 2024	34.8	$129.75	34.8	$46.4
Total	92.3		92.3
(1)     Average price paid per share includes broker commissions, but excludes our liability under the 1% excise tax on the net amount of our share repurchases required by the Inflation Reduction Act of 2022.

On August 26, 2024, our Board of Directors approved an additional $50 billion to our share repurchase authorization, without expiration.
From October 28, 2024 through November 15, 2024, we repurchased 19 million shares for $2.7 billion pursuant to a pre-established trading plan.
Restricted Stock Unit Share Withholding
We withhold shares of our common stock associated with net share settlements to cover tax withholding obligations upon the vesting of RSU awards under our employee equity incentive program. During the third quarter and first nine months of fiscal year 2025, we withheld approximately 15 million and 46 million shares, respectively, for a total value of $1.7 billion and $5.1 billion, respectively, through net share settlements.
Item 5. Other Information
The following Section 16 officers and directors adopted, modified or terminated a trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a Rule 10b5-1 Trading Arrangement:
•On September 27, 2024, Aarti Shah, a member of our Board of Directors, adopted a Rule 10b5-1 Trading Arrangement for the sale of up to 29,000 shares of our common stock through March 31, 2026.
•On September 30, 2024, Ajay K. Puri, Executive Vice President, Worldwide Field Operations, adopted a Rule 10b5-1 Trading Arrangement for the sale of up to 204,890 shares of our common stock through December 30, 2025.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1+*	Amended and Restated 2007 Equity Incentive Plan – Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2024)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Date: November 20, 2024

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)