Form 10-K
period 2025-01-26
NVIDIA CORP
filed 2025-02-26
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended January 26, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 26, 2024 was approximately $2.7 trillion (based on the closing sales price of the registrant's common stock as reported by the Nasdaq Global Select Market on July 26, 2024). This calculation excludes 1.0 billion shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant's outstanding common stock that have represented to the registrant that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.
The number of shares of common stock outstanding as of February 21, 2025 was 24.4 billion.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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
NVIDIA Corporate Blog (https://blogs.nvidia.com/)
NVIDIA Technical Blog (https://developer.nvidia.com/blog/)
NVIDIA LinkedIn Page (https://www.linkedin.com/company/nvidia)
NVIDIA Facebook Page (https://www.facebook.com/nvidia)
NVIDIA Instagram Page (https://www.instagram.com/nvidia)
NVIDIA X Account (https://x.com/nvidia)
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
© 2025 NVIDIA Corporation. All rights reserved.

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
The GPU was initially used to simulate human imagination, enabling the virtual worlds of video games and films. Today, it also simulates human intelligence, enabling a deeper understanding of the physical world. Its parallel processing capabilities, supported by thousands of computing cores, are essential for deep learning algorithms. This form of AI, in which software writes itself by learning from large amounts of data, can serve as the brain of computers, robots, and self-driving cars that can perceive and understand the world. GPU-powered AI solutions are being developed by thousands of enterprises to deliver services and products that would have been immensely difficult or even impossible with traditional coding. Examples include generative AI, which can create new content such as text, code, images, audio, video, molecule structures, and recommendation systems, which can recommend highly relevant content such as products, services, media, or ads using deep neural networks trained on vast datasets that capture the user's preferences.
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
Innovation is at our core. We have invested over $58.2 billion in research and development since our inception, yielding inventions that are essential to modern computing. Our invention of the GPU in 1999 sparked the growth of the PC gaming market and redefined computer graphics. With our introduction of the CUDA programming model in 2006, we opened the parallel processing capabilities of our GPU to a broad range of compute-intensive applications, paving the way for the emergence of modern AI. In 2012, the AlexNet neural network, trained on NVIDIA GPUs, won the ImageNet computer image recognition competition, marking the “Big Bang” moment of AI. We introduced our first Tensor Core GPU in 2017, built from the ground-up for the new era of AI, and our first autonomous driving system-on-chips, or SoC, in 2018. Our acquisition of Mellanox in 2020 expanded our innovation canvas to include networking, enabled our platforms to be data center scale, and led to the introduction of a new processor class – the data processing unit, or DPU. Over the past 5 years, we have built full software stacks that run on top of our GPUs and CUDA to bring AI to the world’s largest industries, including NVIDIA DRIVE stack for autonomous driving, Clara for healthcare, and Omniverse for industrial digitalization; and introduced the NVIDIA AI Enterprise software – essentially an operating system for enterprise AI applications. In 2023, we introduced our first data center CPU, Grace, built for giant-scale AI and high performance computing, or HPC. With a strong engineering culture, we drive fast, yet harmonized, product and technology innovations in all dimensions of computing including silicon, systems, networking, software and algorithms. More than half of our engineers work on software.
The world’s leading cloud service providers, or CSPs, and consumer internet companies use our data center-scale accelerated computing platforms to enable, accelerate, develop, or enrich the services and offerings they deliver to billions of end users, including AI solutions and assistants, AI foundation models, search, recommendations, social networking, online shopping, live video, and translation.
Enterprises and startups across a broad range of industries use our accelerated computing platforms to build new generative and agentic AI-enabled products and services, and/or to dramatically accelerate and reduce the costs of their workloads and workflows. The enterprise software industry uses them for new AI assistants, chatbots, and agents; the transportation industry for autonomous driving; the healthcare industry for accelerated and computer-aided drug discovery; and the financial services industry for customer support and fraud detection.

Researchers and developers use our computing solutions to accelerate a wide range of important applications, from simulating molecular dynamics to climate forecasting. With support for more than 4,400 applications, NVIDIA computing enables some of the most promising areas of discovery, from climate prediction to materials science and from wind tunnel simulation to genomics. Including GPUs and networking, NVIDIA powers over 75% of the supercomputers on the global TOP500 list, including 38 of the top 50 systems on the Green500 list.
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
The Compute & Networking segment includes our Data Center accelerated computing platforms and AI solutions and software; networking; automotive platforms and autonomous and electric vehicle solutions; Jetson for robotics and other embedded platforms; and DGX Cloud computing services.
The Graphics segment includes GeForce GPUs for gaming and PCs, the GeForce NOW game streaming service and related infrastructure, and solutions for gaming platforms; Quadro/NVIDIA RTX GPUs for enterprise workstation graphics; virtual GPU, or vGPU, software for cloud-based visual and virtual computing; automotive platforms for infotainment systems; and Omniverse Enterprise software for building and operating industrial AI and digital twin applications.
Our Markets
We specialize in markets where our computing platforms can provide tremendous acceleration for applications. These platforms incorporate processors, interconnects, software, algorithms, systems, and services to deliver unique value. Our platforms address four large markets where our expertise is critical: Data Center, Gaming, Professional Visualization, and Automotive.
Data Center
The NVIDIA Data Center platform is focused on accelerating the most compute-intensive workloads, such as AI, data analytics, graphics, and scientific computing, delivering significantly better performance and power efficiency relative to conventional CPU-only approaches. It is deployed in cloud, hyperscale, on-premises and edge data centers. The platform consists of compute and networking offerings typically delivered to customers as systems, subsystems, or modules, along with software and services.
Our compute offerings include supercomputing platforms and servers, bringing together our energy efficient GPUs, CPUs, interconnects, and fully optimized AI and HPC software stacks. In addition, they include NVIDIA AI Enterprise software; our DGX Cloud service; and a growing body of acceleration libraries, APIs, SDKs, and domain-specific application frameworks.
Our networking offerings include end-to-end platforms for InfiniBand and Ethernet, consisting of network adapters, cables, DPUs, switch chips and systems, as well as a full software stack. This has enabled us to architect data center-scale computing platforms that can interconnect thousands of compute nodes with high-performance networking. While historically the server was the unit of computing, as AI and HPC workloads have become extremely large spanning thousands of compute nodes, the data center has become the new unit of computing, with networking as an integral part.
Our customers include the world’s leading public cloud and consumer internet companies, thousands of enterprises and startups, and public sector entities. We work with industry leaders to help build or transform their applications and data center infrastructure. Our direct customers include original equipment manufacturers, or OEMs, original device manufacturers, or ODMs, system integrators and distributors which we partner with to help bring our products to market. We also have partnerships in automotive, healthcare, financial services, manufacturing, retail, and technology among others, to accelerate the adoption of AI.
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
In addition to software delivered to customers as an integral part of our data center computing platform, we offer paid licenses to NVIDIA AI Enterprise, a comprehensive suite of enterprise-grade AI software and NVIDIA vGPU software for graphics-rich virtual desktops and workstations. We also offer the NVIDIA DGX Cloud, a fully managed AI-training-as-a-service platform which includes cloud-based infrastructure and software for AI, customizable pretrained AI models, and access to NVIDIA experts.
In fiscal year 2025, we launched the NVIDIA Blackwell architecture, a full set of data center scale infrastructure that includes GPUs, CPUs, DPUs, interconnects, switch chips and systems, and networking adapters. Blackwell excels at processing cutting edge generative AI and accelerated computing workloads with market leading performance and efficiency. Offered in a number of configurations, it can address the needs of customers across industries and a diverse set of AI and accelerated computing use cases.
Gaming
Gaming is the largest entertainment industry, with PC gaming as the predominant platform. Many factors propel its growth, including new high production value games and franchises, the continued rise of competitive gaming, or eSports, social connectivity and the increasing popularity of game streamers, modders, or gamers who remaster games, and creators.
Our gaming platforms leverage our GPUs and sophisticated software to enhance the gaming experience with smoother, higher quality graphics. We developed NVIDIA RTX to bring next generation graphics and AI to games. NVIDIA RTX features ray tracing technology for real-time, cinematic-quality rendering. Ray tracing, which has long been used for special effects in the movie industry, is a computationally intensive technique that simulates the physical behavior of light to achieve greater realism in computer-generated scenes. NVIDIA RTX also features deep learning super sampling, or NVIDIA DLSS, our AI technology that boosts frame rates while generating beautiful, sharp images for games. RTX GPUs will also accelerate a new generation of AI applications. With an installed base of over 100 million AI capable PCs, more than 700 RTX AI-enabled applications and games, and a robust suite of development tools, RTX is already the AI PC leader.
Our products for the gaming market include GeForce RTX and GeForce GTX GPUs for gaming desktop and laptop PCs, GeForce NOW cloud gaming for playing PC games on underpowered devices, as well as SoCs and development services for game consoles.
In fiscal year 2025, we launched the NVIDIA Blackwell GeForce RTX 50 Series family of desktop and laptop GPUs. The Blackwell architecture introduced neural graphics which combines AI models with traditional rendering to unlock a new era of graphics innovation. The RTX 50 Series also features the next generation of our DLSS technology powered for the first time by a transformer model architecture. Together these technologies help deliver up to a 2x leap in performance and stunning visual realism for PC gamers, developers, and creatives.
Professional Visualization
We serve the Professional Visualization market by working closely with independent software vendors, or ISVs, to optimize their offerings for NVIDIA GPUs. Our GPU computing platform enhances productivity and introduces new capabilities for critical workflows in many fields, such as design and manufacturing and digital content creation. Design and manufacturing encompass computer-aided design, architectural design, consumer-products manufacturing, medical instrumentation, and aerospace. Digital content creation includes professional video editing and post-production, special effects for films, and broadcast-television graphics. Additionally, the infusion of generative AI into an increasing number of applications is giving rise to the need for the enhanced AI processing capabilities of our RTX GPUs.
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
We offer NVIDIA Omniverse as a development platform and operating system for building and running virtual world simulation applications, available as a software subscription for enterprise use and free for individual use. Industrial enterprises are adopting Omniverse’s 3D and simulation technologies to digitalize their complex physical assets, processes, and environments – building digital twins of factories, real time 3D product configurators, testing and validating autonomous robots and vehicles, powered by NVIDIA accelerated computing infrastructure on-premises and in the cloud.

Automotive
Automotive is comprised of platform solutions for automated driving from the cloud to the car. Leveraging our technology leadership in AI and building on our long-standing automotive relationships, we are delivering a complete end-to-end solution for the AV market under the DRIVE Hyperion brand. We have demonstrated multiple applications of AI within the car: AI can drive the car itself as a pilot in fully autonomous mode or it can also be a co-pilot, assisting the human driver while creating a safer driving experience.
We are working with several hundred partners in the automotive ecosystem including automakers, truck makers, tier-one suppliers, sensor manufacturers, automotive research institutions, HD mapping companies, and startups to develop and deploy AI systems for self-driving vehicles. Our unified AI computing architecture starts with training deep neural networks using our Data Center computing solutions, and then running a full perception, fusion, planning, and control stack within the vehicle on the NVIDIA DRIVE Hyperion platform. DRIVE Hyperion consists of the high-performance, energy efficient DRIVE AGX computing hardware running an in-vehicle operating system (DRIVE OS), a reference sensor set that supports full self-driving capability as well as an open, modular DRIVE software platform for autonomous driving, mapping, and parking services, and intelligent in-vehicle experiences.
In addition, we offer a scalable data center-based simulation solution based on NVIDIA Omniverse software to develop synthetic data for AI model training, as well as for testing and validating a self-driving platform. Our unique end-to-end, software-defined approach is designed for continuous innovation and continuous development, enabling cars to receive over-the-air updates to add new features and capabilities throughout the life of a vehicle.
Business Strategies
NVIDIA’s key strategies that shape our overall business approach include:
Advancing the NVIDIA accelerated computing platform. Our accelerated computing platform can solve complex problems in significantly less time and with lower power consumption than alternative computational approaches. Indeed, it can help solve problems that were previously deemed unsolvable. We work to deliver continued performance leaps that outpace Moore’s Law by leveraging innovation across the architecture, chip design, system, interconnect, algorithm, and software layers. This full-stack innovation approach allows us to deliver order-of-magnitude performance advantages relative to legacy approaches in our target markets, which include Data Center, Gaming, Professional Visualization, and Automotive. While the computing requirements of these end markets are diverse, we address them with a unified underlying architecture leveraging our GPUs, CPUs, CUDA and networking technologies as the fundamental building blocks. The programmable nature of our architecture allows us to make leveraged investments in research and development: we can support several multi-billion-dollar end markets with shared underlying technology by using a variety of software stacks developed either internally or by third-party developers and partners. We utilize this platform approach in each of our target markets.
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
In addition, we offer DGX Cloud, a fully managed AI-training-as-a-service platform, along with NVIDIA AI Enterprise—a comprehensive software suite designed to simplify the development and deployment of production-grade, end-to-end generative AI applications. NVIDIA AI Enterprise includes: NVIDIA NIM, which delivers a 2.5x increase in token throughput using industry-leading open and proprietary models; NVIDIA NeMo, a complete solution for curating, fine-tuning, evaluating, and safeguarding domain-adapted models; and AI Blueprints, pre-built, runnable templates that help enterprises build, optimize, and deploy AI agents while preserving privacy. These tools enable organizations to securely develop and run AI applications on NVIDIA-accelerated infrastructure anywhere.
Our AI technology leadership is reinforced by our large and expanding ecosystem in a virtuous cycle. Our computing platforms are available from virtually every major server maker and CSP, as well as on our own AI supercomputers. There are over 5.9 million developers worldwide using CUDA and our other software tools to help deploy our technology in our target markets. We evangelize AI through partnerships with hundreds of universities and thousands of startups through our Inception program. Additionally, our Deep Learning Institute provides instruction on the latest techniques on how to design, train, and deploy neural networks in applications using our accelerated computing platform.
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
Sales and Marketing
Our worldwide sales and marketing strategy is key to achieving our objective of providing markets with our high-performance and efficient computing platforms and software. Our sales and marketing teams, located across our global markets, work closely with customers and various industry ecosystems through our partner network. Our partner network incorporates global, regional and specialized CSPs, OEMs, ODMs, ISVs, global system integrators, add-in board manufacturers, or AIBs, distributors, automotive manufacturers and tier-1 automotive suppliers, and other ecosystem participants.
Members of our sales team have technical expertise and product and industry knowledge. We also employ a team of application engineers and solution architects to provide pre-sales assistance to our partner network in designing, testing, and qualifying system designs that incorporate our platforms. For example, our solution architects work with CSPs to provide pre-sales assistance to enable our customers to optimize their hardware and software infrastructure for generative AI and LLM training and deployment. They also work with foundation model and enterprise software developers to enable our customers to optimize the training and fine-tuning of their models and services, and with enterprise end-users, often in collaboration with their global system integrator of choice, to fine-tune models and build AI applications. We believe that the depth and quality of our design support are key to improving our partner network’s time-to-market, maintaining a high level of customer satisfaction, and fostering relationships that encourage our customers and partner network to use the next generation of our products within each platform.
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
We have expanded our supplier relationships to build redundancy and resilience in our operations to provide long-term manufacturing capacity aligned with growing customer demand. Our supply chain is mainly concentrated in the Asia-Pacific region. We utilize foundries, such as Taiwan Semiconductor Manufacturing Company Limited, or TSMC, and Samsung Electronics Co., Ltd., or Samsung, to produce our semiconductor wafers. We purchase memory from SK Hynix Inc., Micron Technology, Inc., and Samsung. We utilize CoWoS technology for semiconductor packaging. We engage with independent subcontractors and contract manufacturers such as Hon Hai Precision Industry Co., Ltd., Wistron Corporation, and Fabrinet to perform assembly, testing and packaging of our final products.
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
•suppliers of hardware and software for SoC products that are used in servers or embedded into automobiles, autonomous machines, and gaming devices, such as Ambarella, Inc., AMD, Broadcom, Inc., or Broadcom, Intel, Qualcomm Incorporated, Renesas Electronics Corporation, and Samsung, or companies with internal teams designing SoC products for their own products and services, such as Tesla, Inc.; and
•networking products consisting of switches, network adapters (including DPUs), and cable solutions (including optical modules) include such as AMD, Arista Networks, Broadcom, Cisco Systems, Inc., Hewlett Packard Enterprise Company, Huawei, Intel, Lumentum Holdings Inc., and Marvell Technology, Inc. as well as internal teams of system vendors and large cloud services companies.
Patents and Proprietary Rights
We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements, and licensing arrangements to protect our IP in the United States and internationally. Our currently issued patents have expiration dates from February 2025 to June 2045. We have numerous patents issued, allowed, and pending in the United States and in foreign jurisdictions. Our patents and pending patent applications primarily relate to our products and the technology used in connection with our products. We also rely on international treaties, organizations, and foreign laws to protect our IP. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or IP rights to the same extent as the laws of the United States. This decreased protection makes the possibility of piracy of our technology and products more likely. We continuously assess whether and where to seek formal protection for innovations and technologies based on such factors as:
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
Over the past three years, we have been subject to a series of shifting and expanding export control restrictions, impacting our ability to serve customers outside the United States.
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
In October 2023, the USG announced new and updated licensing requirements that became effective in our fourth quarter of fiscal year 2024 for exports to China and Country Groups D1, D4, and D5 (including but not limited to Saudi Arabia, the United Arab Emirates, and Vietnam, but excluding Israel) of our products exceeding certain performance thresholds, including, but not limited to, the A100, A800, H100, H800, L4, L40, L40S and RTX 4090. The licensing requirements also apply to the export of products exceeding certain performance thresholds to a party headquartered in, or with an ultimate parent headquartered in, Country Group D5, including China. On October 23, 2023, the USG informed us that the licensing requirements were effective immediately for shipments of our A100, A800, H100, H800, and L40S products (removing the grace period granted by the official rule). Blackwell systems, such as GB200 NVL 72 and NVL 36 as well as B200 are also subject to these requirements and therefore require a license for any shipment to certain entities and to China and Country Groups D1, D4 and D5, excluding Israel. To date, we have not received licenses to ship these restricted products to China. Additionally, we understand that partners and customers have also not received a license to ship these restricted products.
On January 15, 2025, the USG published the “AI Diffusion” IFR in the Federal Register. After a 120-day delayed compliance period, the IFR will, unless modified, impose a worldwide licensing requirement on all products classified under Export Control Classification Numbers, or ECCNs, 3A090.a, 4A090.a, or corresponding .z ECCNs, including all related software and technology. Any system that incorporates one or more of the covered integrated circuits, or ICs, (including but not limited to NVIDIA DGX, HGX, and MGX systems) will be covered by the new licensing requirement. The licensing requirement will include future NVIDIA ICs, boards, or systems classified with ECCN 3A090.a or 4A090.a, or corresponding .z ECCNs, achieving certain total processing performance and/or performance density.
Unless a license exception is available, the worldwide licensing requirements will apply to the following NVIDIA products, and any others we develop that meet the characteristics of 3A090.a or 4A090.a, including but not limited to: A100, A800, H100, H200, H800, B100, B200, GB200, L4, L40S, and RTX 6000 Ada.
Our competitive position has been harmed by the existing export controls, and our competitive position and future results may be further harmed, over the long term, if there are further changes in the USG’s export controls. Given the increasing strategic importance of AI and rising geopolitical tensions, the USG has changed and may again change the export control rules at any time and further subject a wider range of our products to export restrictions and licensing requirements, negatively impacting our business and financial results. In the event of such change, we may be unable to sell our inventory of such products and may be unable to develop replacement products not subject to the licensing requirements, effectively excluding us from all or part of the China market, as well as other impacted markets, including the Middle East and countries designated “Tier 2” by the AI Diffusion IFR. In addition to export controls, the USG may impose restrictions on the import and sale of products that incorporate technologies developed or manufactured in whole or in part in China. For example, the USG is considering restrictions on the import and sale of certain automotive products in the United States, which if adopted and interpreted broadly, could impact our ability to develop and supply solutions for our automotive customers.
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

Compliance with laws, rules, and regulations has not otherwise had a material effect upon our capital expenditures, results of operations, or competitive position and we do not currently anticipate material capital expenditures for environmental control facilities. Compliance with existing or future governmental regulations, including, but not limited to, those pertaining to IP ownership and infringement, taxes, import and export requirements and tariffs, anti-corruption, business acquisitions, foreign exchange controls and cash repatriation restrictions, data privacy requirements, competition and antitrust, advertising, employment, product regulations, cybersecurity, environmental, health and safety requirements, the responsible use of AI, climate change, cryptocurrency, and consumer laws, could further increase our costs, impact our competitive position, and otherwise may have a material adverse impact on our business, financial condition and results of operations in subsequent periods. Refer to “Item 1A. Risk Factors” for a discussion of these potential impacts.
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
Climate Change
In the area of environmental sustainability, we work to address our climate impacts across our product lifecycle and assess related risks, including current and emerging regulations and market impacts.
In May 2024, we published metrics related to our environmental impact for fiscal year 2024. Fiscal year 2025 metrics are expected to be published in the first half of fiscal year 2026. There has been no material impact to our capital expenditures, results of operations or competitive position associated with global environmental sustainability regulations, compliance, or costs from sourcing renewable energy. We committed to purchase or generate enough renewable energy to match 100% of our global electricity usage for offices and data centers under our operational control starting with our fiscal year 2025. In fiscal year 2024, we made progress towards this goal and increased the percentage of our electricity use matched by renewable energy to 76%. By the end of fiscal year 2026, we also aim to engage manufacturing suppliers comprising at least 67% of NVIDIA’s scope 3 category 1 GHG emissions with the goal of effecting supplier adoption of science-based targets.
Whether it is creation of technology to power next-generation laptops or designs to support high-performance supercomputers, improving energy efficiency is important in our research, development, and design processes. GPU-accelerated computing is inherently more energy efficient than traditional computing for many workloads because it is optimized for throughput, performance per watt, and certain AI workloads. We continue to have a strong presence on the Green500 list of the most energy-efficient systems—we powered 8 of the top 10 most energy efficient systems, including the top supercomputer, on the November 2024 Green500 list.
We launched our Earth-2 initiative to create a digital twin of the Earth on NVIDIA AI and NVIDIA Omniverse platforms. Earth-2 will enable scientists, companies, and policy makers to do ultra-high-resolution predictions of the impact of climate change and explore mitigation and adaptation strategies.
Human Capital Management
We believe that our employees are our greatest assets, and they play a key role in creating long-term value for our stakeholders. As of the end of fiscal year 2025, we had approximately 36,000 employees in 38 countries; 27,100 were engaged in research and development and 8,900 were engaged in sales, marketing, operations, and administrative positions. The Compensation Committee of our Board of Directors assists in the oversight of policies and strategies relating to human capital management.
To execute our business strategy successfully, we must recruit, develop, and retain the very best talent globally, including exceptional executives, scientists, engineers, and technical and non-technical staff.
Recruitment
As the demand for global technical talent continues to be high, we have grown our technical workforce and have been successful in attracting top talent to NVIDIA. We have attracted talent worldwide through our strong employer brand and differentiated hiring strategies for college, professional, and leadership talent. Our workforce is 82% technical and 51%

hold advanced degrees. Additionally, we have increased our focus on diversity recruiting and we welcome employees of all backgrounds. Our own employees also help to surface top talent, with over 41% of our new hires in fiscal year 2025 coming from employee referrals.
Development and Retention
To support employee development, we provide opportunities to learn on-the-job through training courses, targeted development programs, mentoring and peer coaching and ongoing feedback. We constantly upgrade our learning offerings to ensure that our employees are exposed to the most current content and technologies available. We offer tuition reimbursement programs to subsidize educational programs and advanced certifications and encourage internal job mobility. We have also implemented specifically designed mentoring and development programs for women and employees from traditionally underrepresented groups to ensure widespread readiness for future advancement.
To evaluate employee sentiment and engagement, we use pulse surveys, a suggestion box, and an anonymous third-party platform. We want NVIDIA to be a place where people can grow their careers over their lifetime and our employees tend to come and stay. In fiscal year 2025, our overall turnover rate was 2.5%.
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
We offer comprehensive benefits to support our employees’ and their families’ physical health, well-being, and financial health. Programs include 401(k) programs in the U.S., statutory and supplemental pension programs outside the U.S., our employee stock purchase program, flexible work hours, and time off policies. We evaluate our benefit offerings globally and aim to provide comparable support across the regions where we operate. We offer tailored benefits based on the needs of our employees including continuing support for parents; both new birth parents and those who wish to become parents. Our support is enhanced during times of crisis, such as war or economic volatility, to take care of our existing team of world-class talent and their families.
Diversity, Inclusion and Belonging at NVIDIA
We believe that diverse teams fuel innovation, and we are committed to creating an inclusive culture that supports all our employees.
When recruiting new talent or developing our current employees, we strive to build a diverse talent pipeline that includes those underrepresented in the technology field, including women, Black/African American, and Hispanic/Latino candidates.
To this end, we:
•Hire, promote and compensate our employees based on merit;
•Partner with institutions and professional organizations serving historically underrepresented communities;
•Enlist dedicated recruiting teams to shepherd underrepresented candidates through the interview process and identify internal opportunities;
•Support the development and growth of women employees through programs aimed at building a pipeline of future leaders;
•Provide peer support and executive sponsors for our internal community resource groups;
•Provide training and education to managers and peers on fostering supportive environments that allow all our employees to do their best work;
•Track equity and parity in retention, promotions, pay, and employee engagement scores; and
•Measure year over year progress and provide leadership visibility on talent and diversity efforts.
As of the end of fiscal year 2025, our global workforce was 78% male, 21% female, and 1% not declared, with 6% of our workforce in the United States composed of Black or African American and Hispanic or Latino employees.
Flexible Working Environment
We support a flexible work environment allowing us to recruit the very best employees, regardless of where they live. This flexibility supports diverse hiring, retention of talent, including working parents and other caregivers and employee engagement, which we believe makes NVIDIA a great place to work. We also provide company-wide 2-days off per quarter for employees to rest and recharge.

Information About Our Executive Officers
The following sets forth certain information regarding our executive officers, their ages, and positions as of February 21, 2025:

Name	Age	Position
Jen-Hsun Huang	62	President and Chief Executive Officer
Colette M. Kress	57	Executive Vice President and Chief Financial Officer
Ajay K. Puri	70	Executive Vice President, Worldwide Field Operations
Debora Shoquist	70	Executive Vice President, Operations
Timothy S. Teter	58	Executive Vice President and General Counsel
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
Risks Related to Demand, Supply, and Manufacturing
•Long manufacturing lead times and uncertain supply and component availability, combined with a failure to estimate customer demand accurately has led and could lead to mismatches between supply and demand.
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
•A significant amount of our revenue stems from a limited number of partners and distributors and we have a concentration of sales to customers, and our revenue could be adversely affected if we lose or are prevented from selling to any of these end customers.
•We may be unable to attract, retain, and motivate our executives and key employees.
•Modification or interruption of our business processes and information systems may disrupt our business and internal controls.
•Our operating results have in the past fluctuated and may in the future fluctuate, and if our operating results are below the expectations of securities analysts or investors, our stock price could decline.
Risks Related to Regulatory, Legal, Our Stock, and Other Matters
•We are subject to complex laws, rules, regulations, and political and other actions, including restrictions on the export of our products, which may adversely impact our business.
•Increased scrutiny regarding our corporate sustainability practices could result in financial, reputational, or operational harm and liability.
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
•Our business is exposed to the burden and risks associated with litigation, investigations, and regulatory proceedings.
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
Our success depends on our ability to:
•timely identify industry changes, adapt our strategies, and develop new or enhance and maintain existing products and technologies that meet the evolving needs of our markets, including addressing unexpected shifts in industry standards or disruptive technological innovations that could render our products incompatible with those developed by other companies;
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
•develop, acquire, maintain, and secure access to the internal and external infrastructure needed to scale our business, including sufficient energy for powering data centers using our products, acquisition integrations, customer support, e-commerce, IP licensing capabilities, and cloud service capacity; and
•complete technical, financial, operational, compliance, sales and marketing investments for the above activities.
We have invested in research and development in markets where we have a limited operating history, which may not produce meaningful revenue for several years, if at all. If we fail to develop or monetize new products and technologies, or if they do not become widely adopted, our financial results could be adversely affected. Obtaining design wins may involve a lengthy process and depends on our ability to anticipate and provide features and functionality that customers will demand. They also do not guarantee revenue. Failure to obtain a design win may prevent us from obtaining future design wins in subsequent generations. We cannot ensure that our products and technologies will provide value to our customers and partners. If we fail any of these key success criteria, our financial results may be harmed.
We offer enterprise customers NVIDIA DGX Cloud services, which include cloud-based infrastructure, software and services for training and deploying AI models. We have partnered with CSPs to host such software and services in their data centers, and we entered and may continue to enter into multi-year cloud service agreements to support these offerings and our research and development activities. The timing and availability of these cloud services have changed and may continue to shift, impacting our revenue, expenses, and development timelines. NVIDIA DGX Cloud services may not be successful and will take time, resources, and investment. We also offer or plan to offer standalone software solutions, including NVIDIA AI Enterprise, NVIDIA Omniverse, NVIDIA DRIVE, and other software products. These new business models or strategies may not be successful, and we may fail to sell any meaningful standalone software or services. We may incur significant costs and may not achieve any significant revenue from these offerings.
Competition could adversely impact our market share and financial results.
Our target markets remain competitive, and competition may intensify with expanding and changing product and service offerings, industry standards, customer and market needs, new entrants and consolidations. Our competitors’ products, services and technologies, including those mentioned above in this Annual Report on Form 10-K, may be cheaper or provide better functionality or features than ours, which has resulted and may in the future result in lower-than-expected selling prices or demand for our products. Some of our competitors operate their own fabrication facilities, and have longer operating histories, larger customer bases, more comprehensive IP portfolios and patent protections, more design wins, and greater financial, sales, marketing and distribution resources than we do. These competitors may be able to acquire market share and/or prevent us from doing so, more effectively identify and capitalize upon opportunities in new markets and end-user trends, more quickly transition their products, and impinge on our ability to procure sufficient foundry capacity and scarce input materials during a supply-constrained environment, which could harm our business. Some of our customers have in-house expertise and internal development capabilities similar to some of ours and can use or develop their own solutions to replace those we are providing. For example, others may offer cloud-based services that compete with our AI cloud service offerings, and we may not be able to establish market share sufficient to achieve the scale necessary to meet our business objectives. If we are unable to successfully compete in this environment, demand for our products, services and technologies could decrease and we may not establish meaningful revenue.
Risks Related to Demand, Supply, and Manufacturing
Long manufacturing lead times and uncertain supply and component availability, combined with a failure to estimate customer demand accurately, has led and could lead to mismatches between supply and demand.
We have long manufacturing lead times and build finished products and maintain inventory in advance of anticipated demand. In periods of shortages impacting the semiconductor industry and/or limited supply or capacity in our supply chain, the lead times for certain supply may be extended. We have previously experienced and may continue to experience extended lead times of more than 12 months. To secure future supply and capacity, we have paid premiums, provided deposits, and entered into long-term supply agreements and capacity commitments, which have increased our product costs and this may continue. We may still be unable to secure sufficient commitments for capacity to address our business needs.
If we inaccurately estimate demand, or our customers change orders, as we have experienced in the past, we may not be able to reduce our supply commitments in time, at the same rate, or at all. Significant mismatches between supply and demand have varied across our market platforms, resulted in both product shortages and excess inventory, significantly harmed our financial results and could reoccur. If we underestimate demand, and our foundry partners and contract manufacturers are unable to increase production or provide sufficient supply, we may not be able to meet increased customer demand in a timely manner, or at all. Our reputation and customer relationships could be damaged and we could lose revenue and market share. Additionally, since some of our products are part of a complex data center buildout, supply constraints or availability issues with respect to any one component have had and may have a broader revenue impact. For example, our ability to sell certain products has been and could be impeded if components necessary for the finished products are not available from third parties.
If we overestimate demand, or if customers cancel or defer orders or choose to purchase from our competitors, we may not be able to utilize on-hand inventory or reduce purchase commitments accordingly. We have had to reduce average selling prices, including due to our channel pricing programs, increase prices for certain of our products as a result of our suppliers’ increase in prices, write down our inventory, incur cancellation penalties, and record impairments, and may have to do so in the future. These impacts would be amplified by our non-cancellable and non-returnable purchase orders placed in advance of our historical lead times and could be exacerbated if we need to make changes to the design of future products. The risk of these impacts has increased and may continue to increase as our purchase obligations and prepaids have grown and are expected to continue to grow and become a greater portion of our total supply. All of these factors may negatively impact our gross margins and financial results.
Factors that have caused and/or could in the future cause us to underestimate or overestimate demand, and impact the timing and volume of our revenue, include:
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
•changes in end-user demand;

•purchasing decisions made, and inventory levels held by, distributors, ODMs, OEMs, system integrators, other channel partners and other third parties;
•the ability of developers, end customers and other third parties to build, enhance, and maintain accelerated computing applications that leverage our platforms;
•the availability of third-party content on our platforms, such as GeForce NOW;
•the demand for accelerated computing, AI-related cloud services, or large language models;
•changes that impact the ecosystem for the architectures underlying our products and technologies;
•government actions or changes in governmental policies, such as export controls, increased restrictions on gaming usage, or tariffs; and
•our customers' ability to invest in AI infrastructure.
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
We continue to increase our supply and capacity purchases with existing and new suppliers to support our demand projections and increasing complexity of our data center products. With these additions, we have also entered and may continue to enter into prepaid manufacturing and capacity agreements to supply both current and future products. The increased purchase volumes and integration of new suppliers and contract manufacturers into our supply chain creates more complexity in managing multiple suppliers with variations in production planning, execution and logistics. Our expanding product portfolio and varying component compatibility and quality may lead to increased inventory levels. We have incurred and may in the future incur inventory provisions or impairments if our inventory or supply or capacity commitments exceed demand for our products or demand declines.
Product transitions are complex and we often ship both new and prior architecture products simultaneously as our channel partners prepare to ship and support new products. We are generally in various stages of transitioning the architectures of our Data Center, Gaming, Professional Visualization, and Automotive products. The computing industry is experiencing a broader and faster launch cadence of accelerated computing platforms to meet a growing and diverse set of AI opportunities. We have introduced a new product and architecture cadence of our Data Center solutions where we seek to complete new computing solutions each year and provide a greater variety of Data Center offerings. The increased frequency of these transitions and the larger number of products and product configurations may magnify the challenges associated with managing our supply and demand which may further create volatility in our revenue. Qualification time for new products, customers anticipating product transitions, and channel partners reducing channel inventory of prior architectures ahead of new product introductions can reduce, or create volatility in, our revenue. We have experienced and may in the future experience reduced demand for current generation architectures when customers anticipate transitions, and we may be unable to sell multiple product architectures at the same time for current and future architecture transitions. Our financial results have been and may in the future be negatively impacted if we are unable to execute our architectural transitions as planned for any reason. The increased frequency and complexity of newly introduced products could result in unanticipated quality or production issues that could increase the magnitude of inventory provisions, warranty, or other costs or result in product delays. For example, our gross margins in the second quarter of fiscal year 2025 were negatively impacted by inventory provisions for low-yielding Blackwell material.
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
Demand estimates for our products, applications, and services can be incorrect, which may create volatility in our revenue or supply levels. We may not be able to generate significant revenue from them. Because our products may be used in multiple use cases and applications, it is difficult to estimate with any reasonable degree of precision the impact of generative AI models on our reported revenue or forecasted demand.
The use of our GPUs for new, mercurial, or trendy applications, has impacted and can impact in the future demand for our products, including by leading to inconsistent spikes and drops in demand. For example, several years ago, our Gaming GPUs began to be used for mining digital currencies, such as Ethereum. It is difficult for us to estimate with any reasonable degree of precision the past or current impact of cryptocurrency mining, or forecast the future impact of cryptocurrency mining, on demand for our products. Volatility in the cryptocurrency market, including new compute technologies, price changes in cryptocurrencies, government cryptocurrency policies and regulations, new cryptocurrency standards and changes in the method of verifying blockchain transactions, has impacted and can in the future impact cryptocurrency mining and demand for our products and can further impact our ability to estimate demand for our products. Changes to cryptocurrency standards and processes including, but not limited to, the Ethereum 2.0 merge in 2022, have reduced and may in the future decrease the usage of GPUs for Ethereum mining. This has created and may in the future create increased aftermarket sales of our GPUs, which could negatively impact retail prices for our GPUs and reduce demand for our new GPUs. In general, our new products or previously sold products may be resold online or on the unauthorized “gray market,” which also makes demand forecasting difficult. Gray market products and reseller marketplaces compete with our new products and distribution channels. Our inability to accurately predict our demand that arises from new use cases may create volatility in our revenue.
Dependency on third-party suppliers and their technology to manufacture, assemble, test, or package our products reduces our control over product quantity and quality, manufacturing yields, and product delivery schedules and could harm our business.
We depend on foundries to manufacture our semiconductor wafers using their fabrication equipment and techniques. We do not assemble, test, or package our products, but instead contract with independent subcontractors. These subcontractors assist with procuring components used in our systems, boards, and products. We face risks which have adversely affected or could adversely affect our ability to meet customer demand and scale our supply chain, negatively impact longer-term demand for our products and services, and adversely affect our business operations, gross margin, revenue and/or financial results, including:
•lack of guaranteed supply of wafer, component and capacity;
•decommitment by our suppliers;
•potential higher wafer and component prices resulting from incorrectly estimating demand and failing to place orders with our suppliers with sufficient quantities or timely;
•failure by our foundries or contract manufacturers to procure raw materials or provide adequate levels of manufacturing or test capacity for our products;
•failure by our foundries to develop, obtain, or successfully implement high quality process technologies, including transitions to smaller geometry process technologies such as advanced process node technologies and memory designs needed to manufacture our products;
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
•lack of direct control over product quantity, quality, and delivery schedules;
•integration of new suppliers and contract manufacturers creating more complexity in managing multiple suppliers with variations in production planning, execution, and logistics;
•suppliers or their suppliers failing to provide high quality products and/or making changes to their products without our qualification;
•delays in product shipments, shortages, a decrease in product quality and/or higher expenses in the event our subcontractors or foundries prioritize our competitors’ or other customers’ orders over ours;
•requirements to place orders that are not cancellable upon changes in demand or requirements to prepay for supply in advance;
•low manufacturing yields resulting from issues in our product design or a foundry’s proprietary process technology;
•suppliers extending lead times and/or increasing costs during shortages; and
•disruptions in manufacturing, assembly and other processes due to closures related to heat waves, earthquakes, fires, or other natural disasters, electricity conservation efforts, pandemics, and cybersecurity incidents.

Defects in our products have caused and could cause us to incur significant expenses to remediate, which can damage our reputation and cause us to lose market share.
Our hardware and software product and service offerings are complex. They have in the past and may in the future contain defects, security vulnerabilities, experience failures, or unsatisfactory performance due to issues in design, fabrication, packaging, materials, bugs and/or use within a system. These risks may also increase when our products are introduced into new devices, markets, technologies and applications, or new versions are released, and when we rely on partners to supply and manufacture components that are used in our products, as these arrangements reduce our direct control over production. AI software products that we or our partners offer rely on training data that may originate from third parties and new training methods, and the resulting products may contain unknown or undetected defects and errors, or reflect unintended bias. Although arrangements with component providers may contain provisions for product defect expense reimbursement, we generally remain responsible to the customer for warranty product defects that may occur from time to time. Some failures in our products or services have been in the past and may in the future be only discovered after a product or service has been shipped or used.
Undiscovered vulnerabilities in our products or services could result in loss of data or intangible property, or expose our customers to unscrupulous third parties who develop and deploy malicious software programs that could attack our products or services. Defects or failure of our offerings to perform to specifications could lead to substantial damage to the products in which our offerings have been integrated by OEMs, ODMs, AIB manufacturers, automotive manufacturers, and tier 1 automotive suppliers, and to the user of such end product. Any such defect may cause us to incur significant warranty, support, and repair or replacement costs as part of a product recall or otherwise, write-off the value of related inventory, and divert the attention of our engineering and management personnel from our product development efforts to find and correct the issue. Our efforts to remedy these issues may not be timely or satisfactory to our customers. An error or defect in new products, releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance, loss of design wins, temporary or permanent withdrawal from a product or market and harm to our relationships with existing and prospective customers and partners and consumers’ perceptions of our brand, which would in turn negatively impact our business operations, gross margin, revenue and/or financial results. We may be required to reimburse our customers, partners or consumers, including for costs to repair or replace products in the field or in connection with indemnification obligations, or pay fines imposed by regulatory agencies.
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
Economic and industry uncertainty or changes, including recession or slowing growth, inflation, changes or uncertainty in fiscal, monetary, or trade policy, disruptions to capital markets and the banking system, currency fluctuations, higher interest rates, tighter credit, lower capital expenditures by businesses, including on IT infrastructure, increases in unemployment, labor shortages, and lower consumer confidence and spending, global supply chain constraints, and global economic and geopolitical developments, including the implementation of tariffs by the USG or other governments, have in the past and/or could in the future have adverse, wide-ranging effects on our business and financial results, including:
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

•the insolvency of key suppliers, distributors, customers, CSPs, data center providers, licensing parties or other third parties we rely on;
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
We sell our products internationally, and we also have operations and conduct business internationally. Our semiconductor wafers are manufactured, assembled, tested and packaged by third parties located outside of the United States, and we generated 53% of our revenue in fiscal year 2025 from sales outside the United States. The market in China, where our offerings are limited by export controls, is highly competitive and we expect it to remain competitive going forward. The global nature of our business subjects us to a number of risks and uncertainties, which have had in the past and could in the future have a material adverse effect on our business, financial condition and results of operations. These include domestic and international economic and political conditions in countries in which we and our suppliers and manufacturers do business, government lockdowns to control case spread of global or local health issues, differing legal standards with respect to protection of IP and employment practices, different domestic and international business and cultural practices, disruptions to capital markets, counter-inflation policies, currency fluctuations, natural disasters, acts of war or other military actions, terrorism, public health issues, restrictions on international trade, such as tariffs, sanctions, and other controls on imports or exports, and catastrophic events.
Product, system security, and data protection incidents or breaches, as well as cyber-attacks, could disrupt our operations, reduce our expected revenue, increase our expenses, and significantly harm our business and reputation.
Security breaches, computer malware, social-engineering attacks, denial-of-service attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, and other cyber-attacks are becoming increasingly sophisticated, making it more difficult to successfully detect, defend against them or implement adequate preventative measures.
Cyber-attacks, including ransomware attacks by organized criminal threat actors, nation-states, and nation-state-supported actors, may become more prevalent and severe. Our ability to recover from ransomware attacks may be limited if our backups have been affected by the attack, or if restore from backups is delayed or not feasible.
Individuals, groups of hackers and sophisticated organizations, including nation-states and nation-state-supported actors, and other threat actors have engaged and are expected to continue to engage in cyber-attacks. Additionally, some actors are using AI technology to launch more automated, targeted and coordinated attacks. Due to geopolitical conflicts and during times of war or other major conflicts, we and the third parties we rely upon may be subject to a heightened risk of cyber-attacks that could materially disrupt our ability to provide services and products. We may also face cybersecurity threats due to error or intentional misconduct by employees, contractors or other third-party service providers. Certain aspects of effective cybersecurity are dependent upon our employees, contractors and/or other third-party service providers safeguarding our sensitive information and adhering to our security policies and access control mechanisms. We have in the past experienced, and may in the future experience, security incidents arising from a failure to properly handle sensitive information or adhere to our security policies and access control mechanisms, including, for example, employees posting company data on third-party websites without permission, and, although no such events have had a material adverse effect on our business, there can be no assurance that an insider threat or error will not result in an incident that is material to us or lead to negative publicity. Furthermore, we rely on products and services provided by third-party suppliers to operate certain critical business systems, including without limitation, cloud-based infrastructure, encryption and authentication technology, employee email and other functions, which exposes us to supply-chain attacks or other business disruptions. We cannot guarantee that third parties and infrastructure in our supply chain or our partners’ supply chains have not been compromised or that they do not contain exploitable vulnerabilities, defects or bugs that could result in a breach of or disruption to our information technology systems, including our products and services, or the third-party information technology systems that support our services. We have incorporated third-party data into some of our AI models and used open-source datasets to train our models and may continue to do so. These datasets may be flawed, insufficient, or contain certain biased information, and may otherwise decrease resilience to security incidents that may compromise the integrity of our AI outputs, leading to potential reputational damage, regulatory scrutiny, or adverse impacts on the performance and reliability of our products, which could, in turn, affect our partners' operations, customer trust, and our revenue. We may have limited insight into the data privacy or security practices of third-party suppliers, including for our AI algorithms. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. In addition, if one of our third-party suppliers suffers a security incident (which has happened in the past and may happen in the future), our response may be limited or more difficult because we may not have direct access to their systems, logs and other information related to the security incident. Additionally, we are incorporated into the supply chain of a large number of entities worldwide and, as a result, if our products or services are compromised, a significant number of our customers and their data could be affected, which could result in potential liability and harm our business.
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
We hold confidential, sensitive, personal and proprietary information, including information from partners and customers. Breaches of our security measures, along with reported or perceived vulnerabilities or unapproved dissemination of proprietary information or sensitive or confidential data about us or third parties, could expose us and the parties affected to a risk of loss, or misuse of this information, potentially resulting in litigation and subsequent liability, regulatory inquiries or actions, damage to our brand and reputation or other harm, including financial, to our business. For example, we hold proprietary game source code from third-party partners in our GFN service. Breaches of our GFN security measures, which have happened in the past, could expose our partners to the risk of loss or misuse of this source code, damage both us and our partners, and expose NVIDIA to potential litigation and liability. If we or a third party we rely on experience a security incident, which has occurred in the past, or are perceived to have experienced a security incident, we may experience adverse consequences, including government enforcement actions, additional reporting requirements and/or oversight, restrictions on processing data, litigation, indemnification obligations, reputational harm, diversion of funds, diversion of management attention, financial loss, loss of data, material disruptions in our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services, and other similar harms. Inability to fulfill orders, delayed sales, lower margins or lost customers as a result of these disruptions could adversely affect our financial results, stock price and reputation. We are required by certain data privacy and security obligations to notify relevant stakeholders, including affected individuals, customers, regulators and investors, of security incidents, and mandatory disclosure of such incidents could lead to negative publicity. In addition to experiencing a security incident, third parties may gather, collect or infer sensitive information about us from public sources, data brokers or other means that reveals competitively sensitive details about our organization and could be used to harm our business.
Business disruptions could harm our operations, lead to a decline in revenue and increase our costs.
Factors that have caused and/or could in the future cause disruptions to our worldwide operations include: natural disasters, extreme weather conditions, power or water shortages, critical infrastructure failures, telecommunications failures, supplier disruptions, terrorist attacks, acts of violence, political and/or civil unrest, acts of war or other military actions, epidemics or pandemics, abrupt regulatory changes, and other natural or man-made disasters and catastrophic events. Our corporate headquarters, a large portion of our current data center capacity, and a portion of our research and development activities are located in California, and other critical business operations, finished goods inventory and some of our suppliers are located in Asia, making our operations vulnerable to natural disasters such as earthquakes, wildfires or other business disruptions occurring in these geographical areas. Catastrophic events can also have an impact on third-party vendors who provide us critical infrastructure services for IT and research and development systems and personnel. Geopolitical and domestic political developments and other events beyond our control can increase economic volatility globally. Political instability, changes in government or adverse political developments in or around any of the major countries in which we do business may harm our business, financial condition and results of operations. Worldwide geopolitical tensions and conflicts, including but not limited to China, Hong Kong, Israel, Korea and Taiwan where the manufacture of our product components and final assembly of our products are concentrated may result in changing regulatory requirements, and other disruptions that could impact our operations and operating strategies, product demand, access to global markets, hiring, and profitability. For example, other countries have restricted and may continue in the future to restrict business with the State of Israel, where we have engineering, sales support operations and manufacturing, and companies with Israeli operations, including by economic boycotts. Our operations could be harmed and our costs could increase if manufacturing, logistics, or other operations are disrupted for any reason, including natural disasters, high heat events, water shortages, power shortages, information technology system failures or cyber-attacks, military actions or economic, and business, labor, environmental, public health, or political issues. The ultimate impact on us, our third-party foundries and other suppliers of being located and consolidated in certain geographical areas is unknown. In the event a disaster, war, or catastrophic event affects us, the third-party systems on which we rely, or our customers, our business could be harmed as a result of declines in revenue, increases in expenses, and substantial expenditures and time spent to fully resume operations. Our business continuity and disaster recovery planning may not be sufficient for all eventualities. All of these risks and conditions could materially adversely affect our future sales and operating results.
We are monitoring the impact of the geopolitical conflict in and around Israel on our operations, including the health and safety of our approximately 4,700 employees in the region who primarily support the research and development, operations, and sales and marketing of our networking products. Some of our employees in the region have been on active military duty for an extended period and may continue to be absent, which may cause disruption to our product development or operations. We have not experienced significant impact or expense to our business; however, if the conflict is further extended or expanded, it could impact future product development, operations, and revenue or create other uncertainty for our business.
Additionally, interruptions or delays in services from CSPs, data center co-location partners, and other third parties on which we rely, including due to the events described above or other events such as the insolvency of these parties, could impair our ability to provide our products and services and harm our business. As we increase our reliance on these third-party systems and services, our exposure to damage from service interruptions, defects, disruptions, outages, shortages and other performance and quality problems may increase. Data centers depend on access to clean water and predictable energy. Power or water shortages, land or permitting constraints, or regulations that limit energy, water, or land availability, could impair the ability of our customers to expand their data center capacity and consume our products and services, which may in turn negatively impact our business.
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
Our business and those of our suppliers and customers may also be subject to climate-related laws, regulations and lawsuits. New or proposed regulations relating to carbon taxes, fuel or energy taxes, pollution limits, sustainability-related disclosure and governance and supply chain governance could result in greater direct costs, including costs associated with changes to manufacturing processes or the procurement of raw materials used in manufacturing processes, increased capital expenditures to improve facilities and equipment, higher compliance and energy costs to reduce emissions, other compliance costs, and greater indirect costs resulting from our customers and/or suppliers incurring additional compliance costs that are passed on to us. These costs and restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter our operations and product design activities.
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

We acquire and invest in businesses that offer products, services and technologies that we believe will help expand or enhance our strategic objectives. Acquisitions or investments involve significant challenges and risks and could impair our ability to grow our business, develop new products or sell our products and ultimately could have a negative impact on our financial results. If we pursue a particular transaction, we may limit our ability to enter into other transactions that could help us achieve our other strategic objectives. If we are unable to timely complete acquisitions, including due to delays and challenges in obtaining regulatory approvals, we may be unable to pursue other transactions, we may not be able to retain critical talent from the target company, technology may evolve and make the acquisition less attractive, and other changes can take place, which could reduce the anticipated benefits of the transaction and negatively impact our business. Regulators could also impose conditions that reduce the ultimate value of our acquisitions. In addition, to the extent that our perceived ability to consummate acquisitions has been harmed, future acquisitions may be more difficult, complex or expensive. Further, our investments in publicly traded companies could create volatility in our results and may generate losses up to the value of the investment. In addition, we have invested and may continue to invest in private companies to further our strategic objectives and to support certain key business initiatives. These companies can include early-stage companies still defining their strategic direction. Many of the instruments in which we invest are non-marketable and illiquid at the time of our initial investment, and we are not always able to achieve a return. To the extent any of the companies in which we invest are not successful, we could recognize an impairment and/or lose all or part of our investment. Our investment portfolio contains industry sector concentration risks, and a decline in any one or multiple industry sectors could increase our impairment losses.
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
We have experienced periods where we receive a significant amount of our revenue from a limited number of customers, and this trend may continue. Sales to direct Customers A, B and C represented 12%, 11% and 11% of total revenue, respectively, for fiscal year 2025, all of which were primarily attributable to the Compute & Networking segment. With several of these partners, we are selling multiple products and systems in our portfolio through their channels. Our operating results depend on sales to our partner network, as well as the ability of these partners to sell products that incorporate our technologies. We have a small number of partners that are involved in system integration with our key customers. As our system design becomes increasingly complex, system integrators may be unable to meet specifications of our key customers. Changes in our partners' or customers' business models or their ownership can reduce the number of partners available to us and harm our ability to sell our advanced data center systems to customers. In the future, these partners may decide to purchase fewer products, not to incorporate our products into their ecosystem, or to alter their purchasing patterns in some other way. Because most of our sales are made on a purchase order basis, our customers can generally cancel, change, or delay product purchase commitments with little notice to us and without penalty. Our partners or customers may develop their own solutions; our customers may purchase products from our competitors; and our partners may discontinue sales or lose market share in the markets for which they purchase our products, all of which may alter partners’ or customers’ purchasing patterns. Many of our indirect customers often do not purchase directly from us but through multiple OEMs, ODMs, system integrators, distributors, and other channel partners. For fiscal year 2025, an indirect customer which primarily purchases our products through system integrators and distributors, including through Customer B, is estimated to represent 10% or more of total revenue, attributable to the Compute & Networking segment. If end demand increases or our finished goods supply availability is concentrated near a quarter end, the system integrators, distributors, and channel partners may have limited ability to increase their credit, which could impact the timing and amount of our revenue. The loss of any of our large customers, a significant reduction in purchases by them, our inability to sell to a customer due to U.S. or other countries’ trade restrictions, or any difficulties in collecting accounts receivable would likely harm our financial condition and results of operations.
If we are unable to attract, retain and motivate our executives and key employees, our business may be harmed.
To remain competitive and successfully execute our business strategy, we must attract, retain, and motivate our executives and key employees, as well as recruit and develop exceptional and diverse talent. However, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, and workforce participation rates. Changes in immigration and work permit regulations, or in their administration or interpretation, could impair our ability to attract and retain qualified employees. Competition for talent drives up costs in the form of cash and stock-based compensation. In times of stock price volatility, as we have experienced in the past and may experience in the future, the retentive value of our stock-based compensation may decrease. Additionally, we are highly dependent on the services of our longstanding executive team. Failure to ensure effective succession planning, transfer of knowledge, and smooth transitions involving executives and key employees could hinder our strategic planning, execution, and long-term success.
Our business is dependent upon the proper functioning of our business processes and information systems and modification or interruption of such systems may disrupt our business and internal controls.
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
Our operating results have in the past fluctuated and may continue to fluctuate due to a number of factors. Therefore, investors should not rely on our past results of operations as an indication of our future performance. Factors that could affect our results of operations include, but are not limited to:
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
Any of these factors could prevent us from achieving our anticipated financial results. For example, we have granted and may continue to grant extended payment terms to some customers, particularly during macroeconomic downturns, which could impact our ability to collect payment. Our vendors have requested and may continue to ask for shorter payment terms, which may impact our cash flow generation. These arrangements reduce the cash we have available for general business operations. In addition, the pace of growth in our operating expenses and investments may lag our revenue growth, creating volatility or periods where profitability levels may not be sustainable. Failure to meet our expectations or the expectations of our investors or security analysts is likely to cause our stock price to decline, as it has in the past, or substantial price volatility.
Risks Related to Regulatory, Legal, Our Stock and Other Matters
We are subject to complex laws, rules, regulations, and political and other actions, including restrictions on the export of our products, which may adversely impact our business.
We are subject to laws and regulations domestically and worldwide, affecting our operations in areas including, but not limited to, IP ownership and infringement; taxes; import and export requirements and tariffs; anti-corruption, including the Foreign Corrupt Practices Act; business acquisitions; foreign exchange controls and cash repatriation restrictions; foreign ownership and investment; data privacy requirements; competition and antitrust; advertising; employment; product regulations; cybersecurity; environmental, health, and safety requirements; the responsible use of AI; sustainability; cryptocurrency; and consumer laws. Compliance with such requirements can be onerous and expensive, could impact our competitive position, and may negatively impact our business operations and ability to manufacture and ship our products. There can be no assurance that our employees, contractors, suppliers, customers or agents will not violate applicable laws or the policies, controls, and procedures that we have designed to help ensure compliance with such laws, and violations could result in fines, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Changes to the laws, rules and regulations to which we are subject, or changes to their interpretation and enforcement, could lead to materially greater compliance and other costs, and/or further restrictions on our ability to manufacture and supply our products and operate our business. For example, we may face increased compliance costs as a result of changes or increases in antitrust legislation, regulation, administrative rule making, increased focus from regulators on cybersecurity vulnerabilities and risks. Our position in markets relating to AI has led to increased interest in our business from regulators worldwide, including the European Union, the United States, the United Kingdom, South Korea and China. For example, the French Competition Authority collected information from us regarding our business and competition in the graphics card and cloud service provider market as part of an ongoing inquiry into competition in those markets. We have also received, and continue to receive, broad requests for information from competition regulators in the European Union, the United States, the United Kingdom, China, and South Korea regarding our sales of GPUs and other NVIDIA products, our efforts to allocate supply, foundation models and our investments, partnerships and other agreements with companies developing foundation models, the markets in which we compete and our competition, our strategies, roadmaps, and efforts to develop, market, and sell hardware, software, and system solutions, and our agreements with customers, suppliers, and partners. We expect to receive additional requests for information in the future. Such requests may be expensive and burdensome and could negatively impact our business and our relationships with customers, suppliers, and partners.
Governments and regulators are also considering, and in certain cases, have imposed restrictions on the hardware, software, and systems used to develop frontier foundation models and generative AI. For example, the EU AI Act became effective on August 1, 2024 and will be fully applicable after a two-year transitional period. The EU AI Act may impact our ability to train, deploy, or release AI models in the EU. Several states are considering enacting or have already enacted regulations concerning AI technologies, which may impact our ability to train, deploy, or release AI models, and increase our compliance costs. Restrictions under these and any other regulations, if implemented, could increase the costs and burdens to us and our customers, delay or halt deployment of new systems using our products, and reduce the number of new entrants and customers, negatively impacting our business and financial results. Revisions to laws or regulations or their interpretation and enforcement could also result in increased taxation, trade sanctions, the imposition of or increase to import duties or tariffs, restrictions and controls on imports or exports, or other retaliatory actions, which could have an adverse effect on our business plans or impact the timing of our shipments. Additionally, changes in the public perception of governments in the regions where we operate or plan to operate could negatively impact our business and results of operations.
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
Such restrictions could include additional unilateral or multilateral export controls on certain products or technology, including but not limited to AI technologies. As geopolitical tensions have increased, semiconductors associated with AI, including GPUs and related products, are increasingly the focus of export control restrictions proposed by stakeholders in the U.S. and its allies. The United States has imposed unilateral worldwide controls restricting GPUs and associated products, and it is likely that additional unilateral or multilateral controls will be adopted. Such controls have been and may again be very broad in scope and application, prohibit us from exporting our products to any or all customers in one or more markets, including but not limited to China and over 150 countries designated “Tier 2” by the January 2025 AI Diffusion IFR, and could negatively impact our manufacturing, testing and warehousing locations and options, or could impose other conditions that limit our ability to serve demand abroad and could negatively and materially impact our business, revenue and financial results. Export controls targeting GPUs and semiconductors associated with AI, which have been imposed and are increasingly likely to be further tightened, would further restrict our ability to export our technology, products, or services even though competitors may not be subject to similar restrictions, creating a competitive disadvantage for us and negatively impacting our business and financial results. Export controls targeting GPUs and semiconductors associated with AI have subjected and may in the future subject downstream users of our products to additional restrictions on the use, resale, repair, or transfer of our products, negatively impacting our business and financial results. Controls could negatively impact our cost and/or ability to provide services such as NVIDIA AI cloud services and could impact the cost and/or ability for our CSPs and customers to provide services to their end customers, even outside China.
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
Increasing use of economic sanctions and export controls has impacted and may in the future impact demand for our products or services, negatively impacting our business and financial results. Reduced demand due to export controls could also lead to excess inventory or cause us to incur related supply charges. Additional unilateral or multilateral controls are also likely to include deemed export control limitations that negatively impact the ability of our research and development teams to execute our roadmap or other objectives in a timely manner. Additional export restrictions may not only impact our ability to serve overseas markets, but also provoke responses from foreign governments, including China, that negatively impact our supply chain or our ability to provide our products and services to customers in all markets worldwide, which could also substantially reduce our revenue. Regulators in China have inquired about our sales and efforts to supply the China market and our fulfillment of the commitments we entered at the close of our Mellanox acquisition. For example, regulators in China are investigating whether complying with applicable U.S. export controls discriminates unfairly against customers in the China market. If regulators conclude that we have failed to fulfill such commitments or we have violated any applicable law in China, we could be subject to financial penalties, restrictions on our ability to conduct our business, restrictions regarding our networking products and services, or otherwise impact our operations in China, any of which could have a material and adverse impact on our business, operating results and financial condition.

Over the past three years, we have been subject to a series of shifting and expanding export control restrictions, impacting our ability to serve customers outside the United States.
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
On October 23, 2023, the USG informed us that the licensing requirements were effective immediately for shipments of our A100, A800, H100, H800, and L40S products (removing the grace period granted by the official rule). Blackwell systems, such as GB200 NVL 72 and NVL 36 as well as B200 are also subject to these requirements and therefore require a license for any shipment to certain entities and to China and Country Groups D1, D4, and D5, excluding Israel. To date, we have not received licenses to ship these restricted products to China.
On January 15, 2025, the USG published the “AI Diffusion” IFR in the Federal Register. After a 120-day delayed compliance period, the IFR will, unless modified, impose a worldwide licensing requirement on all products classified under Export Control Classification Numbers, or ECCNs, 3A090.a, 4A090.a, or corresponding .z ECCNs, including all related software and technology. Any system that incorporates one or more of the covered integrated circuits, or ICs, (including but not limited to NVIDIA DGX, HGX, and MGX systems) will be covered by the new licensing requirement. The licensing requirement will include future NVIDIA ICs, boards, or systems classified with ECCN 3A090.a or 4A090.a, or corresponding .z ECCNs, achieving certain total processing performance and/or performance density.
Unless a license exception is available, the worldwide licensing requirements will apply to the following NVIDIA products, and any others we develop that meet the characteristics of 3A090.a or 4A090.a, including but not limited to: A100, A800, H100, H200, H800, B100, B200, GB200, L4, L40S, and RTX 6000 Ada.
The AI Diffusion IFR would divide the world into three tiers, relegating most countries to “Tier 2” status. The AI Diffusion IFR would confer special benefits on select “Universal Verified End Users”, or UVEU, and lesser benefits on “National Verified End Users”, or NVEU. The AI Diffusion IFR would have numerous effects that may negatively impact our long-term financial results and competitive position, including but not limited to the following.
The AI Diffusion IFR would reduce the market for U.S.-designed and manufactured computing products and services, by expressly limiting exports, reexports, and transfers of covered products to Tier 2 countries and companies in Tier 1 countries that are either headquartered in Tier 2, or have an ultimate parent headquartered in a Tier 2 country. These restrictions would apply to all covered products, including products sold years ago.
The AI Diffusion IFR would limit access to the market for IT services and computing infrastructure, by favoring a select number of government-approved firms that achieve UVEU status. UVEUs may choose to favor their own accelerators, platforms, and systems, rather than selecting products based on merit.
The AI Diffusion IFR would encourage our customers to invest in alternatives that are not affected by USG regulations, including foreign competition.
The AI Diffusion IFR would increase our and our customers’ costs of doing business, creating compliance challenges and risks, and impact our supply and distribution chains, which will be subject to new compliance burdens and related extraterritorial regulatory obligations.
The AI Diffusion IFR would expose U.S. providers and the U.S. industry to an enhanced risk of retaliation from other countries, in the form of tariffs, import/export controls, or other regulatory actions.
The AI Diffusion IFR’s licensing requirement could impact our ability to complete development of products in a timely manner, support existing customers using covered products, or supply customers with covered products outside the impacted regions, and may require us to transition certain operations out of one or more of the identified countries.

Following these 2022 export controls, we transitioned some operations, including certain testing, validation, and supply and distribution operations out of China and Hong Kong. Any future transitions could be costly and time consuming, and adversely affect our research and development and supply and distribution operations, as well as our revenue, during any such transition period. We expanded our Data Center product portfolio to offer new solutions, including those for which the USG does not require a license or advance notice before each shipment. To the extent that a customer requires products covered by the licensing requirements, we may seek a license for the customer. However, the licensing process is time-consuming. We have no assurance that the USG will grant such a license or that the USG will act on the license application in a timely manner or at all. Even if a license is approved, it may impose burdensome conditions that we or our customer or end users cannot or decide not to accept. The USG evaluates license requests in a closed process that does not have clear standards or an opportunity for review. For example, the Notified Advanced Computing, or “NAC,” process has not resulted in approvals for exports of products to customers in China. The license process for exports to D1 and D4 countries has been time-consuming and resulted in license conditions that are onerous, even for small-sized systems that are not able to train frontier AI models. The requirements have a disproportionate impact on NVIDIA and already have disadvantaged and may in the future disadvantage NVIDIA against certain of our competitors who sell products that are not subject to the new restrictions or may be able to acquire licenses for their products.
Our competitive position has been harmed by the existing export controls, and our competitive position and future results may be further harmed, over the long term, if there are further changes in the USG’s export controls, including further expansion of the geographic, customer, or product scope of the controls, if customers purchase product from competitors, if customers develop their own internal solution, if we are unable to provide contractual warranty or other extended service obligations, if the USG does not grant licenses in a timely manner or denies licenses to significant customers or if we incur significant transition costs. Even if the USG grants any requested licenses, the licenses may be temporary or impose burdensome conditions that we or our customers or end users cannot or choose not to fulfill. The licensing requirements may benefit certain of our competitors, as the licensing process will make our pre-sale and post-sale technical support efforts more cumbersome and less certain and encourage customers in China to pursue alternatives to our products, including semiconductor suppliers based in China, Europe, and Israel.
Given the increasing strategic importance of AI and rising geopolitical tensions, the USG has changed and may again change the export control rules at any time and further subject a wider range of our products to export restrictions and licensing requirements, negatively impacting our business and financial results. In the event of such change, we may be unable to sell our inventory of such products and may be unable to develop replacement products not subject to the licensing requirements, effectively excluding us from all or part of the China market, as well as other impacted markets, including the Middle East and countries designated “Tier 2” by the AI Diffusion IFR. For example, the USG has already imposed conditions to limit the ability of foreign firms to create and offer as a service large-scale GPU clusters, for example by imposing license conditions on the use of products to be exported to certain countries, and may impose additional conditions such as requiring chip tracking and throttling mechanisms that could disable or impair GPUs if certain events, including unauthorized system configuration, use, or location, are detected. The USG has already imposed export controls restricting certain gaming GPUs, and if the USG expands such controls to restrict additional gaming products, it may disrupt a significant portion of our supply and distribution chain and negatively impact sales of such products to markets outside China, including the U.S. and Europe. In addition, as the performance of the gaming GPUs increases over time, export controls may have a greater impact on our ability to compete in markets subject to those controls. Export controls may disrupt our supply and distribution chain for a substantial portion of our products, which are warehoused in and distributed from Hong Kong. Export controls restricting our ability to sell data center GPUs may also negatively impact demand for our networking products used in servers containing our GPUs. The USG may also impose export controls on our networking products, such as high-speed network interconnects, to limit the ability of downstream parties to create large clusters for frontier model training. Any new control that impacts a wider range of our products would likely have a disproportionate impact on NVIDIA and may disadvantage us against certain of our competitors that sell chips that are outside the scope of such control. Excessive or shifting export controls have already and may in the future encourage customers outside China and other impacted regions to “design-out” certain U.S. semiconductors from their products to reduce the compliance burden and risk, and to ensure that they are able to serve markets worldwide. Excessive or shifting export controls have already encouraged and may in the future encourage overseas governments to request that our customers purchase from our competitors rather than NVIDIA or other U.S. firms, harming our business, market position, and financial results. As a result, excessive or shifting export controls may negatively impact demand for our products and services not only in China, but also in other markets, such as Europe, Latin America, and Southeast Asia. Excessive or shifting export controls increase the risk of investing in U.S. advanced semiconductor products, because by the time a new product is ready for market, it may be subject to new unilateral export controls restricting its sale. At the same time, such controls may increase investment in foreign competitors, which would be less likely to be restricted by U.S. controls. If additional products are subject to worldwide licensing requirements, we may incur significant inventory provisions and excess purchase obligation charges.
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
Finally, our business depends on our ability to receive consistent and reliable supply from our overseas partners, especially in Taiwan and South Korea. Any new restrictions that negatively impact our ability to receive supply of components, parts, or services from Taiwan and South Korea, would negatively impact our business and financial results.
Increased scrutiny from shareholders, regulators and others regarding our corporate sustainability practices could result in additional costs or risks and adversely impact our reputation and willingness of customers and suppliers to do business with us.
Certain shareholder advocacy groups, investment funds, shareholders and other market participants, customers and government regulators have focused on corporate sustainability practices and disclosures, including those associated with climate change and human rights. Stakeholders may not be satisfied with our corporate sustainability practices and goals or the speed of their adoption. Further, there are state-level initiatives in the U.S. that may differ from other regulatory requirements or our various stakeholders’ expectations. Additionally, our corporate sustainability practices, oversight of our practices or disclosure controls may not meet evolving shareholder, regulator or other industry stakeholder expectations, or we may fail to meet corporate sustainability disclosure or reporting standards or legal requirements. We could also incur additional costs and require additional resources to monitor, report, and comply with various corporate sustainability practices and legal requirements, choose not to conduct business with potential customers and suppliers, or discontinue or not expand business with existing customers and suppliers due to our policies. These factors and increased disclosure may negatively harm our brand, reputation and business activities or expose us to liability.
Issues relating to the responsible use of our technologies, including AI in our offerings, may result in reputational or financial harm and liability.
Concerns relating to the responsible use of new and evolving technologies, such as AI, in our products and services may result in reputational or financial harm and liability and may cause us to incur costs to resolve such issues. We are increasingly building AI capabilities and protections into many of our products and services, and we also offer stand-alone AI applications. AI poses emerging legal, social, and ethical issues and presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences, infringe copyright or rights of publicity, or are controversial because of their impact on human rights, privacy, employment or other social, economic or political issues, or if we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI models and systems offered through our sales channels, we may experience brand or reputational harm, competitive harm or legal liability. Leveraging AI capabilities to potentially improve our internal functions and operations may present further risks, costs, and challenges. Complying with multiple regulations from different jurisdictions related to AI may further increase our cost of doing business, may change the way that we operate in certain jurisdictions, and may impede our ability to offer certain products and services in certain jurisdictions if we are unable to comply with regulations. Compliance with existing and proposed government regulation of AI, including in jurisdictions such as the European Union, may further increase the cost of related research and development, and create additional reporting and/or transparency requirements. For example, regulation adopted in response to the European Union Code of Practice for General Purpose Artificial Intelligence could require us to notify the European Commission regarding details of some of our Trustworthy AI processes related to our risk framework. Furthermore, changes in AI-related regulation could disproportionately impact and disadvantage us and require us to change our business practices, which may negatively impact our financial results. Our failure to adequately address concerns and regulations relating to the responsible use of AI by us or others could undermine public confidence in AI and slow adoption of AI in our products and services or cause reputational or financial harm.
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
We process sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations, industry standards, external and internal policies, contracts and other obligations that govern the processing of such data by us and on our behalf. Concerns about our practices or the ultimate use of our products and services with regard to the collection, use, retention, security or disclosure of personal information or other privacy-related matters, including for use in AI, even if unfounded, could damage our reputation and adversely affect our operating results. The theft, loss or misuse of personal data in our possession or by one of our partners could result in damage to our reputation, regulatory proceedings, disruption of our business activities or increased security or remediation costs and costs related to defending legal claims.
In the United States, federal, state and local authorities have enacted numerous data privacy and security laws, including for data breach notification, personal data privacy and consumer protection. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or CPRA, or collectively the CCPA, gives California residents the right to access, delete and opt-out of certain sharing of their personal information, and to receive detailed information about how it is used and shared. The CCPA provides for substantial fines for intentional violation and the law created a private right of action for certain data breaches. Similar laws are being considered in several other states, as well as at the federal and local levels. Additionally, several states and localities have enacted measures related to the use of AI and machine learning in products and services. If we become subject to additional data privacy laws, the risk of enforcement action against us could increase.
Worldwide regulatory authorities are also considering and have approved various legislative proposals concerning data protection. The European Union adopted the General Data Protection Regulation, or GDPR, and the United Kingdom similarly adopted the U.K. GDPR, governing the strict handling of personal data of persons within the European Economic Area, or EEA, and the United Kingdom, respectively, including its use and protection and the ability of persons whose data is stored to access, correct, and delete such data about themselves. If we are found not to comply, we could be subject to penalties of up to €20 million or 4% of worldwide revenue, whichever is greater, and classes of individuals or consumer protection organizations may initiate litigation related to our processing of their personal data. Furthermore, the EU AI Act and similar legislation could impose onerous obligations that may disproportionately impact and disadvantage us and require us to change our business practices. Additionally, Europe’s Network and Information Security Directive, or NIS2, regulates resilience and incident response capabilities of entities operating in a number of sectors, including the digital infrastructure sector. Non-compliance with NIS2 may lead to administrative fines of a maximum of 10 million Euros or up to 2% of the total worldwide revenue of the preceding fiscal year.
In the ordinary course of business, we transfer personal data from Europe, China, and other jurisdictions to the United States or other countries. Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, the GDPR governs the transfer of personal data to countries outside of the EEA. The European Commission released a set of “Standard Contractual Clauses” designed for entities to validly transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection, including the United States. Additionally, the U.K.’s International Data Transfer Agreement / Addendum, as well as the EU-U.S. Data Privacy Framework and the U.K. extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework) are mechanisms that may be used to transfer personal data from the EEA and U.K. to the United States. However, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. Other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which would increase the cost and complexity of doing business and could result in fines from regulators. For example, China’s law imposes various requirements relating to data processing and data localization. Data broadly defined as important under China’s law, including personal data, may not be transferable outside of China without prior assessment and approval by the Cyberspace Administration of China, or CAC. Compliance with these requirements, including CAC assessments and any deemed failures of such assessments, could cause us to incur liability, prevent us from using data collected in China or impact our ability to transfer data outside of China. The inability to import personal data to the United States could significantly and negatively impact our business operations, limit our ability to collaborate with parties that are subject to European, China and other data privacy and security laws, or require us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations, which could negatively impact our business.
We are also bound by certain contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful or may be claimed to be non-compliant. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We sometimes host personal data in collaboration with our customers, and if a breach exposed or altered that personal data, it could harm those customer relationships and subject us to litigation, regulatory action, or fines. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. Regulators in the U.S. are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
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
Further, changes in tax laws or their interpretation by tax authorities in the U.S. or foreign jurisdictions could increase our future tax liability or cause other adverse tax impacts, which may materially impact our results of operations, or the way we conduct our business. Most of our income is taxable in the U.S., with a significant portion qualifying for preferential treatment as foreign-derived intangible income, or FDII. If U.S. tax rates increase or the FDII deduction is reduced, our provision for income taxes, results of operations, net income, and cash flows would be adversely affected. In addition, our tax obligations and effective tax rate in the jurisdictions in which we conduct business could increase as a result of international tax developments, including the implementation of the Two-Pillar framework led by the Organization for Economic Cooperation and Development, or OECD, which involves the reallocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (referred to as Pillar One), and imposes a minimum effective corporate tax rate (referred to as Pillar Two). A number of countries in which we conduct business have enacted, or are in the process of enacting, elements of the Pillar Two rules. Any such tax laws, or changes in any such tax laws may increase tax uncertainty and compliance costs and adversely affect our provision for income taxes, cash tax payments, results of operations, and financial condition.
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
Our business is exposed to the burden and risks associated with litigation, investigations and regulatory proceedings.
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
The anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control. Provisions in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire a majority of our outstanding stock. These provisions include the ability of our Board of Directors to create and issue preferred stock, change the number of directors, and to make, amend or repeal our bylaws without prior shareholder approval; the inability of our shareholders to act by written consent; advance notice requirements for director nominations and shareholder proposals; and super-majority voting requirement to amend some provisions in our certificate of incorporation and bylaws. Under our agreement with Microsoft for the Xbox, if someone makes an offer to purchase at least 30% of our outstanding common stock, Microsoft may have first and last rights of refusal to purchase the stock. These provisions could delay or prevent a change in control of NVIDIA, discourage proxy contests, and make it more difficult for shareholders to elect directors of their choosing and to cause us to take other corporate actions they desire.
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
Identifying, assessing, and managing cybersecurity risk is integrated into our overall risk management systems and processes, and we have in place cybersecurity and data privacy training and policies designed to (a) respond to new requirements in global privacy and cybersecurity laws and (b) prevent, detect, respond to, mitigate and recover from identified and significant cybersecurity threats.
We also have a vendor risk assessment process consisting of, depending on the nature and sensitivity of the supplier and data they process on our behalf, the distribution and review of supplier questionnaires designed to help us evaluate cybersecurity risks that we may encounter when working with third parties that have access to confidential and other sensitive company information. We take steps designed to ensure that such vendors have implemented data privacy and security controls that help mitigate the cybersecurity risks associated with these vendors, depending on the nature and sensitivity of the supplier and data they process on our behalf. We routinely assess our high-risk suppliers’ conformance to industry standards (e.g., ISO 27001, ISO 28001, and C-TPAT), and we evaluate them for additional information, product, and physical security requirements.
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
Item 2. Properties
Our headquarters is in Santa Clara, California. We own and lease approximately 3 million square feet of office and building space for our corporate headquarters. In addition, we lease data center space in Santa Clara, California. We also own and lease facilities for data centers, research and development, and/or sales and administrative purposes throughout the U.S. and in various international locations, primarily in China, India, Israel, and Taiwan. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business. We do not identify or allocate assets by operating segment. For additional information regarding obligations under leases, refer to Note 17 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, which information is hereby incorporated by reference.
Item 3. Legal Proceedings
Please see Note 12 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a discussion of our legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Select Market under the symbol NVDA. Public trading of our common stock began on January 22, 1999. Prior to that, there was no public market for our common stock. As of February 21, 2025, we had approximately 842 registered shareholders, not including those shares held in street or nominee name.
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
Issuer Purchases of Equity Securities
On August 26, 2024, our Board of Directors approved an additional $50 billion to our share repurchase authorization, without expiration. In fiscal year 2025, we repurchased 310 million shares of our common stock for $34.0 billion. As of January 26, 2025, we were authorized, subject to certain specifications, to repurchase up to $38.7 billion of our common stock.
The repurchases can be made in the open market, in privately negotiated transactions, pursuant to a Rule 10b5-1 trading plan or in structured share repurchase agreements in compliance with Rule 10b-18 of the Exchange Act, subject to market conditions, applicable legal requirements, and other factors. Our share repurchase program may be suspended at any time at our discretion.
In fiscal year 2025, we paid cash dividends to our shareholders of $834 million. The payment of future cash dividends is subject to our Board of Directors' continuing determination that the declaration of dividends is in the best interests of our shareholders.
The following table presents details of our share repurchase transactions during the fourth quarter of fiscal year 2025:

Period	Total Number of Shares Purchased (In millions)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (In millions)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In billions)
October 28, 2024 - November 24, 2024	25.4	$142.67	25.4	$42.8
November 25, 2024 - December 22, 2024	10.6	$136.86	10.6	$41.4
December 23, 2024 - January 26, 2025	19.3	$139.30	19.3	$38.7
Total	55.3		55.3
(1)    Average price paid per share includes broker commissions, but excludes our liability under the 1% excise tax on the net amount of our share repurchases required by the Inflation Reduction Act of 2022.
From January 27, 2025 through February 21, 2025, we repurchased 29 million shares for $3.7 billion pursuant to a pre-established trading plan.
Restricted Stock Unit Share Withholding
We withhold shares of our common stock associated with net share settlements to cover tax withholding obligations upon the vesting of RSU awards under our employee equity incentive program. During fiscal year 2025, we withheld approximately 59 million shares for a total value of $6.9 billion through net share settlements. Refer to Note 3 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion regarding our equity incentive plans.
Recent Sales of Unregistered Securities and Use of Proceeds
On December 6, 2024, we issued a total of 94,560 shares of our common stock, valued at approximately $13.5 million based on our closing stock price on the date of issuance, to key employees of a company we acquired.
On December 29, 2024, we issued a total of 205,110 shares of our common stock, valued at approximately $28.1 million based on our closing stock price on December 27, 2024, to key employees of a company we acquired.
The above securities were issued in transactions not involving a public offering pursuant to an exemption from registration set forth in Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder).
Stock Performance Graphs
The following graph compares the cumulative total shareholder return for our common stock, the S&P 500 Index, and the Nasdaq 100 Index for the five years ended January 26, 2025. The graph assumes that $100 was invested on January 26, 2020 in our common stock and in each of the S&P 500 Index and the Nasdaq 100 Index. Our common stock is a component of each of the presented indices. Total return assumes reinvestment of dividends in each of the indices indicated. Total return is based on historical results and is not intended to indicate future performance.

Comparison of 5 Year Cumulative Total Return*
Among NVIDIA Corporation, the S&P 500 Index, and the Nasdaq 100 Index
2,500
2,000
1,500
1,000
500
0
01/26/20
01/31/21
01/30/22
01/29/23
01/28/24
01/26/25
NVIDIA Corporation
S&P 500
Nasdaq 100

*$100 invested on 1/26/2020 in stock and in indices, including reinvestment of dividends.
Source: FactSet financial data and analytics.

	1/26/2020	1/31/2021	1/30/2022	1/29/2023	1/28/2024	1/26/2025
NVIDIA Corporation	$100.00	$207.79	$365.66	$326.34	$978.42	$2,287.06
S&P 500	$100.00	$114.79	$138.90	$129.69	$158.39	$200.32
Nasdaq 100	$100.00	$142.64	$160.62	$136.37	$196.94	$248.12
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 1A. Risk Factors,” our Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this Annual Report on Form 10-K, before deciding to purchase, hold, or sell shares of our common stock.
Overview
Our Company and Our Businesses
NVIDIA pioneered accelerated computing to help solve the most challenging computational problems. Since our original focus on PC graphics, we have expanded to several other large and important computationally intensive fields. Fueled by the sustained demand for exceptional 3D graphics and the scale of the gaming market, NVIDIA has leveraged its GPU architecture to create platforms for scientific computing, AI, data science, AV, robotics, and digital twin applications.
Our two operating segments are "Compute & Networking" and "Graphics." Refer to Note 16 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Recent Developments, Future Objectives and Challenges
Demand and Supply
Revenue growth in fiscal year 2025 was driven by data center compute and networking platforms for accelerated computing and AI solutions. Demand for our Hopper architecture drove our significant growth for the full year. We began shipping production systems of the Blackwell architecture in the fourth quarter of fiscal year 2025.
Demand estimates for our products, applications, and services can be incorrect and create volatility in our revenue or supply levels. We may not be able to generate significant revenue from them. Advancements in accelerated computing and generative AI models, along with the growth in model complexity and scale, have driven increased demand for our Data Center systems.
We continue to increase our supply and capacity purchases with existing and new suppliers to support our demand projections and increasing complexity of our data center products. With these additions, we have also entered and may continue to enter into prepaid manufacturing and capacity agreements to supply both current and future products. The increased purchase volumes and integration of new suppliers and contract manufacturers into our supply chain creates more complexity in managing multiple suppliers with variations in production planning, execution and logistics. Our expanding product portfolio and varying component compatibility and quality may lead to increased inventory levels. We have incurred and may in the future incur inventory provisions or impairments if our inventory or supply or capacity commitments exceed demand for our products or demand declines.
Product Transitions and New Product Introductions
Product transitions are complex and we often ship both new and prior architecture products simultaneously as our channel partners prepare to ship and support new products. We are generally in various stages of transitioning the architectures of our Data Center, Gaming, Professional Visualization, and Automotive products. The computing industry is experiencing a broader and faster launch cadence of accelerated computing platforms to meet a growing and diverse set of AI opportunities. We have introduced a new product and architecture cadence of our Data Center solutions where we seek to complete new computing solutions each year and provide a greater variety of Data Center offerings. The increased frequency of these transitions and the larger number of products and product configurations may magnify the challenges associated with managing our supply and demand which may further create volatility in our revenue. The increased frequency and complexity of newly introduced products could result in quality or production issues that could increase inventory provisions, warranty, or other costs or result in product delays. We incur significant engineering development resources for new products, and changes to our product roadmap may impact our ability to develop other products or adequately manage our supply chain cost. Customers may delay purchasing existing products as we increase the frequency of new products or may not be able to adopt our new products as fast as forecasted, both impacting the timing of our revenue and supply chain cost. While we have managed prior product transitions and have sold multiple product architectures at the same time, these transitions are difficult, may impair our ability to predict demand and impact our supply mix, and may cause us to incur additional costs.
Global Trade
In August 2022, the USG announced licensing requirements that, with certain exceptions, impact exports to China (including Hong Kong and Macau) and Russia of our A100 and H100 integrated circuits, DGX or any other systems or boards which incorporate A100 or H100 integrated circuits.

In July 2023, the USG informed us of an additional licensing requirement for a subset of A100 and H100 products destined to certain customers and other regions, including some countries in the Middle East.
In October 2023, the USG announced new and updated licensing requirements that became effective in our fourth quarter of fiscal year 2024 for exports to China and Country Groups D1, D4, and D5 (including but not limited to Saudi Arabia, the United Arab Emirates, and Vietnam, but excluding Israel) of our products exceeding certain performance thresholds, including, but not limited to, the A100, A800, H100, H800, L4, L40, L40S and RTX 4090. The licensing requirements also apply to the export of products exceeding certain performance thresholds to a party headquartered in, or with an ultimate parent headquartered in, Country Group D5, including China. On October 23, 2023, the USG informed us that the licensing requirements were effective immediately for shipments of our A100, A800, H100, H800, and L40S products (removing the grace period granted by the official rule). Blackwell systems, such as GB200 NVL 72 and NVL 36 as well as B200 are also subject to these requirements and therefore require a license for any shipment to certain entities and to China and Country Groups D1, D4 and D5, excluding Israel. To date, we have not received licenses to ship these restricted products to China. Additionally, we understand that partners and customers have also not received a license to ship these restricted products.
We expanded our Data Center product portfolio to offer new solutions, including those for which the USG does not require a license or advance notice before each shipment. We ramped new products designed specifically for China that do not require an export control license. Our Data Center revenue in China grew in fiscal year 2025. As a percentage of total Data Center revenue, it remains well below levels seen prior to the onset of export controls in October 2023. The market in China for datacenter solutions remains competitive. We will continue to comply with export controls while serving our customers. To the extent that a customer requires products covered by the licensing requirements, we may seek a license for the customer but have no assurance that the USG will grant such a license, or that the USG will act on the license application in a timely manner or at all.
On January 15, 2025, the USG published the “AI Diffusion” IFR in the Federal Register. After a 120-day delayed compliance period, the IFR will, unless modified, impose a worldwide licensing requirement on all products classified under Export Control Classification Numbers, or ECCNs, 3A090.a, 4A090.a, or corresponding .z ECCNs, including all related software and technology. Any system that incorporates one or more of the covered integrated circuits, or ICs, (including but not limited to NVIDIA DGX, HGX, and MGX systems) will be covered by the new licensing requirement. The licensing requirement will include future NVIDIA ICs, boards, or systems classified with ECCN 3A090.a or 4A090.a, or corresponding .z ECCNs, achieving certain total processing performance and/or performance density.
Unless a license exception is available, the worldwide licensing requirements will apply to the following NVIDIA products, and any others we develop that meet the characteristics of 3A090.a or 4A090.a, including but not limited to: A100, A800, H100, H200, H800, B100, B200, GB200, L4, L40S, and RTX 6000 Ada.
Our competitive position has been harmed by the existing export controls, and our competitive position and future results may be further harmed, over the long term, if there are further changes in the USG’s export controls. Given the increasing strategic importance of AI and rising geopolitical tensions, the USG has changed and may again change the export control rules at any time and further subject a wider range of our products to export restrictions and licensing requirements, negatively impacting our business and financial results. In the event of such change, we may be unable to sell our inventory of such products and may be unable to develop replacement products not subject to the licensing requirements, effectively excluding us from all or part of the China market, as well as other impacted markets, including the Middle East and countries designated “Tier 2” by the AI Diffusion IFR. In addition to export controls, the USG may impose restrictions on the import and sale of products that incorporate technologies developed or manufactured in whole or in part in China. For example, the USG is considering restrictions on the import and sale of certain automotive products in the United States, which if adopted and interpreted broadly, could impact our ability to develop and supply solutions for our automotive customers.
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
Macroeconomic Factors
Macroeconomic factors, including inflation, interest rate changes, capital market volatility, global supply chain constraints, tariffs, and global economic and geopolitical developments, may have direct and indirect impacts on our results of operations, particularly demand for our products. While difficult to isolate and quantify, these macroeconomic factors impact our supply chain and manufacturing costs, employee wages, costs for capital equipment and value of our investments. Our product and solution pricing generally does not fluctuate with short-term changes in our costs. Within our supply chain, we continuously manage product availability and costs with our vendors.

Israel and Regional Conflicts
We are monitoring the impact of the geopolitical conflict in and around Israel on our operations, including the health and safety of our approximately 4,700 employees in the region who primarily support the research and development, operations, and sales and marketing of our networking products. Our global supply chain for our networking products has not experienced any significant impact. Some of our employees in the region have been on active military duty for an extended period and may continue to be absent, which may cause disruption to our product development or operations. We have not experienced significant impact or expense to our business; however, if the conflict is further extended or expanded, it could impact future product development, operations, and revenue or create other uncertainty for our business.
Fiscal Year 2025 Summary

	Year Ended
	Jan 26, 2025	Jan 28, 2024	Change

	($ in millions, except per share data)
Revenue	$130,497	$60,922	Up 114%
Gross margin	75.0%	72.7%	Up 2.3 pts
Operating expenses	$16,405	$11,329	Up 45%
Operating income	$81,453	$32,972	Up 147%
Net income	$72,880	$29,760	Up 145%
Net income per diluted share	$2.94	$1.19	Up 147%
We specialize in markets where our computing platforms can provide tremendous acceleration for applications. These platforms incorporate processors, interconnects, software, algorithms, systems, and services to deliver unique value. Our platforms address four large markets where our expertise is critical: Data Center, Gaming, Professional Visualization, and Automotive.
Revenue for fiscal year 2025 was $130.5 billion, up 114% from a year ago.
Data Center revenue for fiscal year 2025 was up 142% from a year ago. The strong year-on-year growth was driven by demand for our Hopper architecture accelerated computing platform used for large language models, recommendation engines, and generative AI applications. We began shipping production systems of the Blackwell architecture in the fourth quarter of fiscal year 2025.
Gaming revenue for fiscal year 2025 was up 9% from a year ago, driven by sales of our GeForce RTX 40 Series GPUs.
Professional Visualization revenue for fiscal year 2025 was up 21% from a year ago, driven by the continued ramp of Ada RTX GPU workstations for use cases such as generative AI-powered design, simulation, and engineering.
Automotive revenue for fiscal year 2025 was up 55% from a year ago, driven by sales of our self-driving platforms.
Gross margin increased in fiscal year 2025 driven by a higher mix of Data Center revenue.
Operating expenses for fiscal year 2025 were up 45% from a year ago, driven by higher compensation and benefits expenses due to employee growth and compensation increases, and engineering development, compute and infrastructure costs for new product introductions.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, cost of revenue, expenses and related disclosure of contingencies. Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and could have a material impact on our financial condition or results of operations. We have critical accounting estimates in the areas of inventories, income taxes, and revenue recognition. Refer to Note 1 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a summary of significant accounting policies.
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
Situations that may result in excess or obsolete inventory or excess product purchase commitments include changes in business and economic conditions, changes in market conditions, sudden and significant decreases in demand for our products, including potential cancellation or deferral of customer purchase orders, inventory obsolescence because of changing technology and customer requirements, new product introductions resulting in less demand for existing products or inconsistent spikes in demand, failure to estimate customer demand properly, ordering in advance of historical lead-times, government regulations and the impact of changes in future demand, or increase in demand for competitive products, including competitive actions.
The net effect on our gross margin from inventory provisions and sales of items previously written down was an unfavorable impact of 2.3% in fiscal year 2025 and 2.7% in fiscal year 2024. Our inventory and capacity purchase commitments are based on forecasts of future customer demand and consider our third-party manufacturers' lead times and constraints. Our manufacturing lead times can be and have been long, and in some cases, extended beyond twelve months for some products. We may place non-cancellable inventory orders for certain product components in advance of our historical lead times, pay premiums and provide deposits to secure future supply and capacity. We also adjust to other market factors, such as product offerings and pricing actions by our competitors, new product transitions, and macroeconomic conditions - all of which may impact demand for our products.
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
We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized based on all available evidence. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax assets as income tax benefits during the period.
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
We account for customer programs, which involve rebates and marketing development funds, or MDFs, as a reduction in revenue and accrue for such programs based on the amount we expect to be claimed by customers. Certain customer programs include distributor price incentives or other channel programs for specific products and customer classes which require judgement as to whether the applicable incentives will be attained. Estimates for customer program accruals include a combination of historical attainment and claim rates and may be adjusted based on relevant internal and external factors.
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
We allocate the total transaction price to each distinct performance obligation in an arrangement with multiple performance obligations on a relative standalone selling price basis. In certain cases, we can establish standalone selling price based on directly observable prices of products or services sold separately in comparable circumstances to similar customers. If standalone selling price is not directly observable, such as when we do not sell a product or service separately, we determine standalone selling price based on market data and other observable inputs.
Results of Operations
A discussion regarding our financial condition and results of operations for fiscal year 2025 compared to fiscal year 2024 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2024 compared to fiscal year 2023 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024, filed with the SEC on February 21, 2024, which is available free of charge on the SEC’s website at http://www.sec.gov and at our investor relations website, http://investor.nvidia.com.
The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Income expressed as a percentage of revenue.

	Year Ended
	Jan 26, 2025	Jan 28, 2024
Revenue	100.0%	100.0%
Cost of revenue	25.0	27.3
Gross profit	75.0	72.7
Operating expenses
Research and development	9.9	14.2
Sales, general and administrative	2.7	4.4
Total operating expenses	12.6	18.6
Operating income	62.4	54.1
Interest income	1.4	1.4
Interest expense	(0.2)	(0.4)
Other, net	0.8	0.4
Other income (expense), net	2.0	1.4
Income before income tax	64.4	55.5
Income tax expense	8.6	6.6
Net income	55.8%	48.9%

Reportable Segments
Revenue by Reportable Segments

	Year Ended
	Jan 26, 2025	Jan 28, 2024	$ Change	% Change

	($ in millions)
Compute & Networking	$116,193	$47,405	$68,788	145%
Graphics	14,304	13,517	787	6%
Total	$130,497	$60,922	$69,575	114%
Operating Income by Reportable Segments

	Year Ended
	Jan 26, 2025	Jan 28, 2024	$ Change	% Change

	($ in millions)
Compute & Networking	$82,875	$32,016	$50,859	159%
Graphics	5,085	5,846	(761)	(13)%
All Other	(6,507)	(4,890)	(1,617)	33%
Total	$81,453	$32,972	$48,481	147%
Compute & Networking revenue – The year over year increase was due to strong demand for our accelerated computing and AI solutions. Revenue from Data Center computing grew 162% driven primarily by demand for our Hopper computing platform used for large language models, recommendation engines, and generative AI applications. Revenue from Data Center networking grew 51% driven by Ethernet for AI revenue, which includes Spectrum-X end-to-end ethernet platform.
Graphics revenue – The year over year increase was driven by sales of our GeForce RTX 40 Series GPUs.
Reportable segment operating income – The year over year increase in Compute & Networking segment operating income was driven by growth in revenue. The year over year decrease in Graphics segment operating income was driven by an increase of 44% in segment operating expenses, partially offset by growth in revenue.
All Other operating loss – The year over year increase was due to an increase in stock-based compensation expense reflecting employee growth and compensation increases.
Concentration of Revenue
We refer to customers who purchase products directly from NVIDIA as direct customers, such as AIBs, distributors, ODMs, OEMs, and system integrators. We have certain customers that may purchase products directly from NVIDIA and may use either internal resources or third-party system integrators to complete their build. We also have indirect customers, who purchase products through our direct customers; indirect customers include CSPs, consumer internet companies, enterprises, and public sector entities.
Direct Customers – Sales to direct customers which represented 10% or more of total revenue, all of which were primarily attributable to the Compute & Networking segment, are presented in the following table:

	Year Ended
	Jan 26, 2025	Jan 28, 2024

Direct Customer A	12%	*
Direct Customer B	11%	13%
Direct Customer C	11%	*
* Less than 10% of total revenue.
No customer represented 10% or more of total revenue for fiscal year 2023.

Indirect Customers – Indirect customer revenue is an estimation based upon multiple factors including customer purchase order information, product specifications, internal sales data, and other sources. Actual indirect customer revenue may differ from our estimates. For fiscal year 2025, an indirect customer which primarily purchases our products through system integrators and distributors, including through Direct Customer B, is estimated to represent 10% or more of total revenue, attributable to the Compute & Networking segment.
We have experienced periods where we receive a significant amount of our revenue from a limited number of customers, and this trend may continue.
Revenue by geographic region is designated based on the billing location even if the revenue may be attributable to indirect customers in a different location. Revenue from sales to customers outside of the United States accounted for 53% and 56% of total revenue for fiscal years 2025 and 2024, respectively.
Gross Profit and Gross Margin
Gross profit consists of total net revenue less cost of revenue. Cost of revenue consists primarily of the cost of semiconductors, including wafer fabrication, assembly, testing and packaging, board and device costs, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, inventory and warranty provisions, memory and component costs, tariffs, and shipping costs. Cost of revenue also includes acquisition-related intangible amortization expense, costs for license and development and service arrangements, IP-related costs, and stock-based compensation related to personnel associated with manufacturing operations.
Gross margins increased to 75.0% in fiscal year 2025 from 72.7% in fiscal year 2024. The year over year increase was primarily driven by a higher mix of Data Center revenue.
Provisions for inventory and excess inventory purchase obligations totaled $3.7 billion and $2.2 billion for fiscal years 2025 and 2024, respectively. Sales of previously reserved inventory and settlements of excess inventory purchase obligations resulted in a provision release of $689 million and $540 million for fiscal years 2025 and 2024, respectively. The net effect on our gross margin was an unfavorable impact of 2.3% and 2.7% in fiscal years 2025 and 2024, respectively.
Operating Expenses

	Year Ended
	Jan 26, 2025	Jan 28, 2024	$ Change	% Change

	($ in millions)
Research and development expenses	$12,914	$8,675	$4,239	49%
% of net revenue	9.9%	14.2%
Sales, general and administrative expenses	3,491	2,654	837	32%
% of net revenue	2.7%	4.4%
Total operating expenses	$16,405	$11,329	$5,076	45%
% of net revenue	12.6%	18.6%
The increases in research and development expenses for fiscal year 2025 were driven by a 32% increase in compensation and benefits, including stock-based compensation, reflecting employee growth and compensation increases, a 100% increase in compute and infrastructure, and a 234% increase in engineering development costs for new product introductions.
The increases in sales, general and administrative expenses for fiscal year 2025 were primarily driven by compensation and benefits, including stock-based compensation, reflecting employee growth and compensation increases.

Other Income (Expense), Net

	Year Ended
	Jan 26, 2025	Jan 28, 2024	$ Change

	($ in millions)
Interest income	$1,786	$866	$920
Interest expense	(247)	(257)	10
Other, net	1,034	237	797
Other income (expense), net	$2,573	$846	$1,727
The increase in interest income was primarily due to growth in cash, cash equivalents, and marketable securities.
Interest expense is comprised of coupon interest and debt discount amortization related to our notes.
Other, net consists of realized or unrealized gains and losses from investments in non-marketable equity securities, publicly-held equity securities, and the impact of changes in foreign currency rates. The change in Other, net, compared to fiscal year 2024, was primarily driven by an increase in fair value of our non-marketable equity securities and publicly-held equity securities. Refer to Note 8 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information regarding our non-marketable equity securities.
Income Taxes
Income tax expense was $11.1 billion and $4.1 billion for fiscal years 2025 and 2024, respectively. Income tax as a percentage of income before income tax was an expense of 13.3% and 12.0% for fiscal years 2025 and 2024, respectively.
The effective tax rate increased primarily due to higher pre-tax income and a prior year discrete benefit due to an audit resolution.
Our effective tax rates for fiscal years 2025 and 2024 were lower than the U.S. federal statutory rate of 21% due primarily to tax benefits from the FDII deduction, stock-based compensation, the U.S. federal research tax credit, and income earned in jurisdictions that are subject to taxes at rates lower than the U.S. federal statutory tax rate. Our effective tax rate for fiscal year 2024 was additionally benefited by the audit resolution.
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
Liquidity and Capital Resources

	Jan 26, 2025	Jan 28, 2024

	(In millions)
Cash and cash equivalents	$8,589	$7,280
Marketable securities	34,621	18,704
Cash, cash equivalents, and marketable securities	$43,210	$25,984

	Year Ended
	Jan 26, 2025	Jan 28, 2024

	(In millions)
Net cash provided by operating activities	$64,089	$28,090
Net cash used in investing activities	$(20,421)	$(10,566)
Net cash used in financing activities	$(42,359)	$(13,633)
Our investment policy requires the purchase of highly-rated fixed income securities, the diversification of investment types and credit exposures, and certain maturity limits on our portfolio.

Cash provided by operating activities increased in fiscal year 2025 compared to fiscal year 2024, due to growth in revenue.
Cash used in investing activities increased in fiscal year 2025 compared to fiscal year 2024, primarily driven by net purchases of marketable securities, and purchase of land, property and equipment.
Cash used in financing activities increased in fiscal year 2025 compared to fiscal year 2024, mainly due to higher share repurchases and higher tax payments related to RSUs.
Liquidity
Our primary sources of liquidity include cash, cash equivalents, marketable securities, and cash generated by our operations. As of January 26, 2025, we had $43.2 billion in cash, cash equivalents, and marketable securities. We believe that we have sufficient liquidity to meet our operating requirements for at least the next twelve months and thereafter for the foreseeable future, including our future supply obligations and share purchases. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance future capital requirements.
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
Except for approximately $1.7 billion of cash, cash equivalents, and marketable securities held outside the U.S. for which we have not accrued any related foreign or state taxes if we repatriate these amounts to the U.S., substantially all of our cash, cash equivalents and marketable securities held outside the U.S. at the end of fiscal year 2025 are available for use in the U.S. without incurring additional U.S. federal income taxes.
Capital Return to Shareholders
On August 26, 2024, our Board of Directors approved an additional $50 billion to our share repurchase authorization, without expiration. In fiscal year 2025, we repurchased 310 million shares of our common stock for $34.0 billion. As of January 26, 2025, we were authorized, subject to certain specifications, to repurchase up to $38.7 billion of our common stock.
From January 27, 2025 through February 21, 2025, we repurchased 29 million shares for $3.7 billion pursuant to a pre-established trading plan. Our share repurchase program aims to offset dilution from shares issued to employees while maintaining adequate liquidity to meet our operating requirements. We may pursue additional share repurchases as we weigh market factors and other investment opportunities.
In fiscal year 2025, we paid cash dividends to our shareholders of $834 million. The payment of future cash dividends is subject to our Board of Directors' continuing determination that the declaration of dividends is in the best interests of our shareholders.
The U.S. Inflation Reduction Act of 2022 requires a 1% excise tax on certain share repurchases in excess of shares issued for employee compensation made after December 31, 2022. The excise tax is included in our share repurchase cost and was not material for fiscal years 2025 and 2024.
Outstanding Indebtedness and Commercial Paper Program
Our aggregate debt maturities as of January 26, 2025, by year payable, are as follows:

Jan 26, 2025

(In millions)
Due in one year	$—
Due in one to five years	2,250
Due in five to ten years	2,750
Due in greater than ten years	3,500
Unamortized debt discount and issuance costs	(37)
Net long-term carrying amount	$8,463
We have a $575 million commercial paper program to support general corporate purposes. As of January 26, 2025, we had no commercial paper outstanding.

Refer to Note 11 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.
Material Cash Requirements and Other Obligations
For a description of our long-term debt, purchase obligations, and operating lease obligations, refer to Note 11, Note 12, and Note 17 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, respectively.
During fiscal year 2025 and fiscal year 2024, we spent $3.4 billion and $1.1 billion on capital expenditures, respectively. We expect to increase capital expenditures in fiscal year 2026 relative to fiscal year 2025 to support the future growth of our business.
Unrecognized tax benefits of $2.2 billion, which includes related interest and penalties of $251 million, were recorded in non-current income tax payable at the end of fiscal year 2025. We are unable to estimate the timing of any potential tax liability, interest payments, or penalties in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions. Refer to Note 13 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further information.
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
As of the end of fiscal year 2025, we performed a sensitivity analysis on our investment portfolio. According to our analysis, parallel shifts in the yield curve of plus or minus 0.5% would result in a change in fair value for these investments of $238 million.
As of the end of fiscal year 2025, we had $8.5 billion of senior Notes outstanding. We carry the Notes at face value less unamortized discount on our Consolidated Balance Sheets. As the Notes bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. Refer to Note 11 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
Foreign Exchange Rate Risk
We consider our direct exposure to foreign exchange rate fluctuations to be minimal as substantially all of our sales are in United States dollars and foreign currency forward contracts are used to offset movements of foreign currency exchange rates. Gains or losses from foreign currency remeasurement are included in other income or expenses. The impact of foreign currency transaction gain or loss included in determining net income was not significant for fiscal years 2025 and 2024.
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
If the U.S. dollar strengthened by 10% as of January 26, 2025 and January 28, 2024, the amount recorded in accumulated other comprehensive income (loss) related to our foreign exchange contracts before tax effect would have been $136 million and $116 million lower, respectively. Change in value recorded in accumulated other comprehensive income (loss) would be expected to offset a corresponding change in hedged forecasted foreign currency expenses when recognized.
If an adverse 10% foreign exchange rate change was applied to our balance sheet hedging contracts, it would have resulted in an adverse impact on income before taxes of $129 million and $60 million as of January 26, 2025 and January 28, 2024, respectively. These changes in fair values would be offset in other income (expense), net by corresponding change in fair values of the foreign currency denominated monetary assets and liabilities, assuming the hedge contracts fully cover the foreign currency denominated monetary assets and liabilities balances.
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
Item 9A. Controls and Procedures
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of January 26, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 26, 2025 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 26, 2025.
The effectiveness of our internal control over financial reporting as of January 26, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended January 26, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In fiscal year 2022, we began an upgrade of our ERP system, which will update much of our existing core financial systems. The ERP system is designed to accurately maintain our financial records used to report operating results. The upgrade will occur in phases. We will continue to evaluate each quarter whether there are changes that materially affect our internal control over financial reporting.
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

Item 9B. Other Information
The following members of our Board of Directors and/or officers adopted, modified or terminated a trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a Rule 10b5-1 Trading Arrangement:

Name	Title of Director or Officer	Action	Date	Total Shares of Common Stock to be Sold	Expiration Date
Aarti Shah	Director	Termination	November 25, 2024	29,000*	N/A
Aarti Shah	Director	Adoption	November 25, 2024	39,000	March 31, 2026
John O. Dabiri	Director	Adoption	December 9, 2024	3,396**	December 2, 2025
*The Rule 10b5-1 Trading Arrangement was adopted on September 27, 2024 for sales through March 31, 2026. No shares were sold under the plan prior to termination.
**Estimated assuming our closing stock price as of January 24, 2025. The number of shares is based on an estimate because the plan specifies a formulaic dollar amount of shares to be sold.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
Part III
Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2025 Proxy Statement, no later than 120 days after the end of fiscal year 2025, and certain information included therein is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance
Identification of Directors
Information regarding directors required by this item will be contained in our 2025 Proxy Statement under the caption “Proposal 1 — Election of Directors,” and is hereby incorporated by reference.
Identification of Executive Officers
Reference is made to the information regarding executive officers appearing under the heading “Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.
Identification of Audit Committee and Financial Experts
Information regarding our Audit Committee required by this item will be contained in our 2025 Proxy Statement under the captions “Report of the Audit Committee of the Board of Directors” and “Information About the Board of Directors and Corporate Governance,” and is hereby incorporated by reference.
Material Changes to Procedures for Recommending Directors
Information regarding procedures for recommending directors required by this item will be contained in our 2025 Proxy Statement under the caption “Information About the Board of Directors and Corporate Governance,” and is hereby incorporated by reference.
Code of Conduct
Information regarding our Code of Conduct required by this item will be contained in our 2025 Proxy Statement under the caption “Information About the Board of Directors and Corporate Governance — Code of Conduct,” and is hereby incorporated by reference. The full text of our Code of Conduct and Financial Team Code of Conduct are published on the Investor Relations portion of our website, under Governance, at www.nvidia.com. If we make any amendments to either code, or grant any waiver from a provision of either code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website or in a report on Form 8-K. The contents of our website are not a part of this Annual Report on Form 10-K.
Insider Trading Policy
The information required by Item 408(b) of Regulation S-K is incorporated by reference from the information contained in our 2025 Proxy Statement under the heading “Information About the Board of Directors and Corporate Governance.”

Item 11. Executive Compensation
Information regarding our executive compensation required by this item will be contained in our 2025 Proxy Statement under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” and “Compensation Committee Report,” and is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Ownership of NVIDIA Securities
Information regarding ownership of NVIDIA securities required by this item will be contained in our 2025 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is hereby incorporated by reference.
Equity Compensation Plan Information
Information regarding our equity compensation plans required by this item will be contained in our 2025 Proxy Statement under the caption "Equity Compensation Plan Information," and is hereby incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding related transactions and director independence required by this item will be contained in our 2025 Proxy Statement under the captions “Review of Transactions with Related Persons” and “Information About the Board of Directors and Corporate Governance — Independence of the Members of the Board of Directors,” and is hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services
Information regarding accounting fees and services required by this item will be contained in our 2025 Proxy Statement under the caption “Fees Billed by the Independent Registered Public Accounting Firm,” and is hereby incorporated by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of NVIDIA Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of NVIDIA Corporation and its subsidiaries (the “Company”) as of January 26, 2025 and January 28, 2024, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 26, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 26, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 26, 2025 and January 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 26, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 26, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Inventories - Provisions for Excess or Obsolete Inventories and Excess Product Purchase Commitments
As described in Notes 1, 9 and 12 to the consolidated financial statements, the Company charges cost of sales for inventory provisions to write-down inventory for excess or obsolete inventory and for excess product purchase commitments. Most of the Company’s inventory provisions relate to excess quantities of products, based on the Company’s inventory levels and future product purchase commitments compared to assumptions about future demand and market conditions. As of January 26, 2025, the Company’s consolidated inventories balance was $10.1 billion and the Company’s consolidated outstanding inventory purchase and long-term supply and capacity obligations balance was $30.8 billion, of which a significant portion relates to inventory purchase obligations.
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
February 26, 2025

We have served as the Company’s auditor since 2004.

NVIDIA Corporation and Subsidiaries
Consolidated Statements of Income
(In millions, except per share data)

	Year Ended
	Jan 26, 2025	Jan 28, 2024	Jan 29, 2023
Revenue	$130,497	$60,922	$26,974
Cost of revenue	32,639	16,621	11,618
Gross profit	97,858	44,301	15,356
Operating expenses
Research and development	12,914	8,675	7,339
Sales, general and administrative	3,491	2,654	2,440
Acquisition termination cost	—	—	1,353
Total operating expenses	16,405	11,329	11,132
Operating income	81,453	32,972	4,224
Interest income	1,786	866	267
Interest expense	(247)	(257)	(262)
Other, net	1,034	237	(48)
Other income (expense), net	2,573	846	(43)
Income before income tax	84,026	33,818	4,181
Income tax expense (benefit)	11,146	4,058	(187)
Net income	$72,880	$29,760	$4,368

Net income per share:
Basic	$2.97	$1.21	$0.18
Diluted	$2.94	$1.19	$0.17

Weighted average shares used in per share computation:
Basic	24,555	24,690	24,870
Diluted	24,804	24,940	25,070
See accompanying Notes to the Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended
	Jan 26, 2025	Jan 28, 2024	Jan 29, 2023
Net income	$72,880	$29,760	$4,368
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Net change in unrealized gain (loss)	1	80	(31)
Reclassification adjustments for net realized gain included in net income	—	—	1
Net change in unrealized gain (loss)	1	80	(30)
Cash flow hedges:
Net change in unrealized gain	21	38	47
Reclassification adjustments for net realized loss included in net income	(21)	(48)	(49)
Net change in unrealized loss	—	(10)	(2)
Other comprehensive income (loss), net of tax	1	70	(32)
Total comprehensive income	$72,881	$29,830	$4,336
See accompanying Notes to the Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Consolidated Balance Sheets
(In millions, except par value)

	Jan 26, 2025	Jan 28, 2024
Assets
Current assets:
Cash and cash equivalents	$8,589	$7,280
Marketable securities	34,621	18,704
Accounts receivable, net	23,065	9,999
Inventories	10,080	5,282
Prepaid expenses and other current assets	3,771	3,080
Total current assets	80,126	44,345
Property and equipment, net	6,283	3,914
Operating lease assets	1,793	1,346
Goodwill	5,188	4,430
Intangible assets, net	807	1,112
Deferred income tax assets	10,979	6,081
Other assets	6,425	4,500
Total assets	$111,601	$65,728

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$6,310	$2,699
Accrued and other current liabilities	11,737	6,682
Short-term debt	—	1,250
Total current liabilities	18,047	10,631
Long-term debt	8,463	8,459
Long-term operating lease liabilities	1,519	1,119
Other long-term liabilities	4,245	2,541
Total liabilities	32,274	22,750
Commitments and contingencies - see Note 12	—	—
Shareholders’ equity:
Preferred stock, $0.001 par value; 20 shares authorized; none issued	—	—
Common stock, $0.001 par value; 80,000 shares authorized; 24,477 shares issued and outstanding as of January 26, 2025; 24,643 shares issued and outstanding as of January 28, 2024	24	25
Additional paid-in capital	11,237	13,109
Accumulated other comprehensive income	28	27
Retained earnings	68,038	29,817
Total shareholders' equity	79,327	42,978
Total liabilities and shareholders' equity	$111,601	$65,728
See accompanying Notes to the Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity

	Common Stock Outstanding		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
(In millions, except per share data)
Balances as of Jan 30, 2022	25,064	$26	$10,362	$(11)	$16,235	$26,612
Net income	—	—	—	—	4,368	4,368
Other comprehensive loss	—	—	—	(32)	—	(32)
Issuance of common stock from stock plans	312	—	355	—	—	355
Tax withholding related to vesting of restricted stock units	(82)	—	(1,475)	—	—	(1,475)
Shares repurchased	(633)	(1)	(4)	—	(10,034)	(10,039)
Cash dividends declared and paid ($0.016 per common share)	—	—	—	—	(398)	(398)
Stock-based compensation	—	—	2,710	—	—	2,710
Balances as of Jan 29, 2023	24,661	25	11,948	(43)	10,171	22,101
Net income	—	—	—	—	29,760	29,760
Other comprehensive income	—	—	—	70	—	70
Issuance of common stock from stock plans	265	—	403	—	—	403
Tax withholding related to vesting of restricted stock units	(72)	—	(2,783)	—	—	(2,783)
Shares repurchased	(211)	—	(27)	—	(9,719)	(9,746)
Cash dividends declared and paid ($0.016 per common share)	—	—	—	—	(395)	(395)
Stock-based compensation	—	—	3,568	—	—	3,568
Balances as of Jan 28, 2024	24,643	25	13,109	27	29,817	42,978
Net income	—	—	—	—	72,880	72,880
Other comprehensive income	—	—	—	1	—	1
Issuance of common stock from stock plans	203	—	490	—	—	490
Tax withholding related to vesting of restricted stock units	(59)	—	(6,930)	—	—	(6,930)
Shares repurchased	(310)	(1)	(189)	—	(33,825)	(34,015)
Cash dividends declared and paid ($0.034 per common share)	—	—	—	—	(834)	(834)
Stock-based compensation	—	—	4,757	—	—	4,757
Balances as of Jan 26, 2025	24,477	$24	$11,237	$28	$68,038	$79,327
See accompanying Notes to the Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)

	Year Ended
	Jan 26, 2025	Jan 28, 2024	Jan 29, 2023
Cash flows from operating activities:
Net income	$72,880	$29,760	$4,368
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	4,737	3,549	2,709
Depreciation and amortization	1,864	1,508	1,544
Deferred income taxes	(4,477)	(2,489)	(2,164)
(Gains) losses on non-marketable equity securities and publicly-held equity securities, net	(1,030)	(238)	45
Acquisition termination cost	—	—	1,353
Other	(502)	(278)	(7)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,063)	(6,172)	822
Inventories	(4,781)	(98)	(2,554)
Prepaid expenses and other assets	(395)	(1,522)	(1,517)
Accounts payable	3,357	1,531	(551)
Accrued and other current liabilities	4,278	2,025	1,341
Other long-term liabilities	1,221	514	252
Net cash provided by operating activities	64,089	28,090	5,641
Cash flows from investing activities:
Proceeds from maturities of marketable securities	11,195	9,732	19,425
Proceeds from sales of marketable securities	495	50	1,806
Proceeds from sales of non-marketable equity securities	171	1	8
Purchases of marketable securities	(26,575)	(18,211)	(11,897)
Purchases related to property and equipment and intangible assets	(3,236)	(1,069)	(1,833)
Purchases of non-marketable equity securities	(1,486)	(862)	(85)
Acquisitions, net of cash acquired	(1,007)	(83)	(49)
Other	22	(124)	—
Net cash provided by (used in) investing activities	(20,421)	(10,566)	7,375
Cash flows from financing activities:
Proceeds related to employee stock plans	490	403	355
Payments related to repurchases of common stock	(33,706)	(9,533)	(10,039)
Payments related to tax on restricted stock units	(6,930)	(2,783)	(1,475)
Repayment of debt	(1,250)	(1,250)	—
Dividends paid	(834)	(395)	(398)
Principal payments on property and equipment and intangible assets	(129)	(74)	(58)
Other	—	(1)	(2)
Net cash used in financing activities	(42,359)	(13,633)	(11,617)
Change in cash and cash equivalents	1,309	3,891	1,399
Cash and cash equivalents at beginning of period	7,280	3,389	1,990
Cash and cash equivalents at end of period	$8,589	$7,280	$3,389
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$15,118	$6,549	$1,404
Cash paid for interest	$246	$252	$254
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
In June 2024, we executed a ten-for-one stock split of our common stock. All share, equity award, and per share amounts and related shareholders' equity balances presented herein have been retroactively adjusted to reflect the Stock Split.
Fiscal Year
We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2025, 2024 and 2023 were all 52-week years.
Principles of Consolidation
Our consolidated financial statements include the accounts of NVIDIA Corporation and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from our estimates. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, cash equivalents and marketable securities, goodwill, income taxes, inventories and product purchase commitments, investigation and settlement costs, litigation, non-marketable equity securities, other contingencies, property, plant, and equipment, restructuring and other charges, revenue recognition, and stock-based compensation. These estimates are based on historical facts and various other assumptions that we believe are reasonable.
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
Our customer programs involve rebates, which are designed to serve as sales incentives to resellers of our products in various target markets, and MDFs which represent monies paid to our partners that are earmarked for market segment development and are designed to support our partners’ activities while also promoting NVIDIA products. We account for customer programs as a reduction to revenue and accrue for such programs for potential rebates and MDFs based on the amount we expect to be claimed by customers.

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
Software Licensing
Our software licenses provide our customers with a right to use the software when it is made available to the customer. Customers may purchase either perpetual licenses or subscriptions to licenses, which differ mainly in the duration over which the customer benefits from the software. Software licenses are frequently sold along with support, which includes the right to receive, on a when-and-if available basis, future unspecified software updates and upgrades. Revenue from software licenses is recognized up front when the software is made available to the customer. Software support revenue is recognized ratably over the service period, or as services are performed.
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
We allocate the total transaction price to each distinct performance obligation in an arrangement with multiple performance obligations on a relative standalone selling price basis. The standalone selling price reflects the price we would charge for a specific product or service if it were sold separately in similar circumstances and to similar customers. When determining standalone selling price, we maximize the use of observable inputs.
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
Stock-based Compensation
We use the closing trading price of our common stock on the date of grant, minus a dividend yield discount, as the fair value of awards of restricted stock units, or RSUs, and performance stock units, or PSUs, that are based on our corporate financial performance targets. We use a Monte Carlo simulation on the date of grant to estimate the fair value of PSUs that are based on our stock performance compared to market performance, or market-based PSUs. The compensation expense for RSUs and market-based PSUs is recognized using a straight-line attribution method over the requisite employee service period while compensation expense for PSUs is recognized using an accelerated amortization model based on performance targets probable of achievement. We estimate the fair value of shares to be issued under our employee stock purchase plan, or ESPP, using the Black-Scholes model at the commencement of an offering period in March and September of each year. Stock-based compensation for our ESPP is expensed using an accelerated amortization model. Additionally, for RSUs, PSUs, and market-based PSUs, we estimate expected forfeitures based on our historical forfeitures.
Litigation, Investigation and Settlement Costs
We currently, are, and will likely continue to be subject to claims, litigation, and other actions, including potential regulatory proceedings, involving patent and other intellectual property matters, taxes, labor and employment, competition and antitrust, commercial disputes, goods and services offered by us and by third parties, and other matters. There are many uncertainties associated with any litigation or investigation, and we cannot be certain that these actions or other third-party claims against us will be resolved without litigation, fines and/or substantial settlement payments or judgments. If information becomes available that causes us to determine that a loss in any of our pending litigation,

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
investigations or settlements is probable, and we can reasonably estimate the loss associated with such events, we will record the loss. However, the actual liability in any such litigation or investigation may be materially different from our estimates, which could require us to record additional costs. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss.
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
As of January 26, 2025, we had a valuation allowance of $1.6 billion related to capital loss carryforwards, and certain state and other deferred tax assets that management determined are not likely to be realized due, in part, to jurisdictional projections of future taxable income, including capital gains. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax assets as income tax benefits during the period.
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
Cash and Cash Equivalents and Marketable Securities
We consider all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents. Marketable securities consist of highly liquid debt investments with maturities of greater than three months when purchased and publicly-held equity securities. We classify these investments as current based on the nature of the investments and their availability for use in current operations.
We classify our cash equivalents and marketable debt securities at the date of acquisition as available-for-sale. These available-for-sale debt securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income or loss, a component of shareholders’ equity, net of tax. The fair value of interest-bearing debt securities includes accrued interest. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method and recorded in the Other income (expense), net, section of our Consolidated Statements of Income.
Available-for-sale debt securities are subject to impairment review. If the estimated fair value of available-for-sale debt securities is less than its amortized cost basis, we determine if the difference, if any, is caused by expected credit losses and write-down the amortized cost basis of the securities if it is more likely than not we will be required or we intend to

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
sell the securities before recovery of its amortized cost basis. Allowances for credit losses and write-downs are recognized in the Other income (expense), net section of our Consolidated Statements of Income.
Publicly-held equity securities have readily determinable fair values with changes in fair value recorded in Other income (expense), net.
Fair Value of Financial Instruments
The carrying value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities as of January 26, 2025 and January 28, 2024. Marketable debt and equity securities are reported at fair value based on quoted market prices. Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For fair value hedges, the gains or losses are recognized in earnings in the periods of change together with the offsetting losses or gains on the hedged items attributed to the risk being hedged. For derivative instruments designated as accounting hedges, the effective portion of the gains or losses on the derivatives is initially reported as a component of other comprehensive income or loss and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. For derivative instruments not designated as accounting hedges, changes in fair value are recognized in earnings.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, marketable securities, and accounts receivable. Our investment policy requires the purchase of highly-rated fixed income securities, the diversification of investment type and credit exposures, and includes certain limits on our portfolio maturities. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for potential credit losses. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. Our overall estimated exposure excludes amounts covered by credit insurance and letters of credit.
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method based on the estimated useful lives of the assets of two to seven years. Once an asset is identified for retirement or disposition, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is recorded. The estimated useful lives of our buildings are up to thirty years. Depreciation expense includes the amortization of assets recorded under finance leases. Leasehold improvements and assets recorded under finance leases are amortized over the shorter of the expected lease term or the estimated useful life of the asset.
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
Intangible Assets and Other Long-Lived Assets
Intangible assets primarily represent acquired intangible assets including developed technology and customer relationships, as well as rights acquired under technology licenses, patents, and acquired IP. We currently amortize our intangible assets with finite lives over periods ranging from one to twenty years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up or, if that pattern cannot be reliably determined, using a straight-line amortization method..
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
Non-Marketable Equity Securities
Non-marketable equity securities consist of investments in privately-held companies that do not have a readily determinable fair value. These investments are measured at cost minus impairment, if any, and are adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer, or the measurement alternative. Fair value is based upon observable inputs in an inactive market and the valuation requires our judgment due to the absence of market prices and inherent lack of liquidity. All gains and losses on these investments, realized and unrealized, are recognized in other income (expense), net on our Consolidated Statements of Income.
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

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncement
In November 2023, the Financial Accounting Standards Board, or FASB, issued a new accounting standard requiring disclosures of significant expenses in operating segments. We adopted this standard in our fiscal year 2025 annual report. Refer to Note 16 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further information.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued a new accounting standard which includes new and updated income tax disclosures, including disaggregation of information in the rate reconciliation and income taxes paid. We expect to adopt this standard in our fiscal year 2026 annual report. We do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements other than additional disclosures.
In November 2024, the FASB issued a new accounting standard requiring disclosures of certain additional expense information on an annual and interim basis, including, among other items, the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each income statement expense caption, as applicable. We expect to adopt this standard in our fiscal year 2028 annual report. We do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements other than additional disclosures.
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
Note 3 - Stock-Based Compensation
Stock-based compensation expense is associated with RSUs, PSUs, market-based PSUs, and our ESPP.
Consolidated Statements of Income include stock-based compensation expense, net of amounts capitalized into inventory and subsequently recognized to cost of revenue, as follows:

	Year Ended
	Jan 26, 2025	Jan 28, 2024	Jan 29, 2023

	(In millions)
Cost of revenue	$178	$141	$138
Research and development	3,423	2,532	1,892
Sales, general and administrative	1,136	876	680
Total	$4,737	$3,549	$2,710
Stock-based compensation capitalized in inventories was not significant during fiscal years 2025, 2024, and 2023.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
The following is a summary of equity awards granted under our equity incentive plans:

	Year Ended
	Jan 26, 2025	Jan 28, 2024	Jan 29, 2023

	(In millions, except per share data)
RSUs, PSUs and Market-based PSUs
Awards granted	89	140	250
Estimated total grant-date fair value	$7,834	$5,316	$4,505
Weighted average grant-date fair value per share	$87.99	$37.41	$18.37

ESPP
Shares purchased	30	30	30
Weighted average price per share	$17.74	$15.81	$12.25
Weighted average grant-date fair value per share	$8.61	$6.99	$5.19
As of January 26, 2025, aggregate unearned stock-based compensation expense was $11.6 billion, which is expected to be recognized over a weighted average period of 2.2 years for RSUs, PSUs, and market-based PSUs, and one year for ESPP.
The fair value of shares issued under our ESPP have been estimated with the following assumptions:

Year Ended
	Jan 26, 2025	Jan 28, 2024	Jan 29, 2023

(Using the Black-Scholes model)
ESPP
Weighted average expected life (in years)	0.1-2.0	0.1-2.0	0.1-2.0
Risk-free interest rate	3.6%-5.4%	3.9%-5.5%	—%-4.6%
Volatility	31%-75%	31%-67%	43%-72%
Dividend yield	0.03%	0.06%	0.09%
For ESPP shares, the expected term represents the average term from the first day of the offering period to the purchase date. The risk-free interest rate assumption used to value ESPP shares is based upon observed interest rates on Treasury bills appropriate for the expected term. Our expected stock price volatility assumption for ESPP is estimated using historical volatility. For awards granted, we use the dividend yield at grant date. Our RSUs, PSUs, and market-based PSUs are not eligible for cash dividends prior to vesting; therefore, the fair values of RSUs, PSUs, and market-based PSUs are discounted for the dividend yield.
Additionally, for RSUs, PSUs, and market-based PSUs, we estimate expected forfeitures based on our historical forfeitures.
Equity Incentive Program
We grant RSUs, PSUs, market-based PSUs, and stock purchase rights under the following equity incentive plans. In addition, in connection with our acquisitions of various companies, we have assumed certain stock-based awards granted under their stock incentive plans and converted them into our RSUs.
Amended and Restated 2007 Equity Incentive Plan
In 2007, our shareholders approved the NVIDIA Corporation 2007 Equity Incentive Plan, or as most recently amended and restated, the 2007 Plan.
The 2007 Plan authorizes the issuance of incentive stock options, non-statutory stock options, restricted stock, RSUs, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards to employees, directors and consultants. Only our employees may receive incentive stock options. We grant RSUs, PSUs and market-based PSUs under the 2007 Plan. As of January 26, 2025, up to 274 million shares of our common stock could be issued pursuant to stock awards granted under the 2007 Plan, and 1.4 billion shares were available for future grants.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Subject to certain exceptions, RSUs vest generally over four years subject to continued service. PSUs vest over four years, subject to continued service and performance conditions. Market-based PSUs vest on the third anniversary of the date of grant subject to market conditions. However, the number of shares subject to both PSUs and market-based PSUs that are eligible to vest is determined by the Compensation Committee based on achievement of pre-determined criteria.
Amended and Restated 2012 Employee Stock Purchase Plan
In 2012, our shareholders approved the NVIDIA Corporation 2012 Employee Stock Purchase Plan, or as most recently amended and restated, the 2012 Plan.
Employees who participate in the 2012 Plan may have up to 15% of their earnings withheld to purchase shares of common stock. Starting in March 2025, employees may have up to 25% of their earnings withheld to purchase shares of common stock. The Board may decrease this percentage at its discretion. Each offering period is about 24 months, divided into four purchase periods of six months. The price of common stock purchased under our 2012 Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the fair market value of the common stock on each purchase date within the offering. As of January 26, 2025, we had 2.2 billion shares reserved for future issuance under the 2012 Plan.
Equity Award Activity
The following is a summary of our equity award transactions under our equity incentive plans:

	RSUs, PSUs and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

	(In millions, except per share data)
Balance as of Jan 28, 2024	367	$24.59
Granted	89	$87.99
Vested	(173)	$24.89
Canceled and forfeited	(9)	$32.10
Balance as of Jan 26, 2025	274	$44.75
Vested and expected to vest after Jan 26, 2025	272	$44.59
As of January 26, 2025 and January 28, 2024, there were 1.4 billion and 1.5 billion shares, respectively, of common stock available for future grants under our equity incentive plans.
The total fair value of RSUs and PSUs, as of their respective vesting dates, during the years ended January 26, 2025, January 28, 2024, and January 29, 2023, was $15.1 billion, $8.2 billion, and $4.3 billion, respectively.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Note 4 - Net Income Per Share
The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Year Ended
	Jan 26, 2025	Jan 28, 2024	Jan 29, 2023

	(In millions, except per share data)
Numerator:
Net income	$72,880	$29,760	$4,368
Denominator:
Basic weighted average shares	24,555	24,690	24,870
Dilutive impact of outstanding equity awards	249	250	200
Diluted weighted average shares	24,804	24,940	25,070
Net income per share:
Basic (1)	$2.97	$1.21	$0.18
Diluted (2)	$2.94	$1.19	$0.17
Anti-dilutive equity awards excluded from diluted net income per share	51	150	400
(1)    Net income divided by basic weighted average shares.
(2)    Net income divided by diluted weighted average shares.
Note 5 - Goodwill
As of January 26, 2025, the total carrying amount of goodwill was $5.2 billion, consisting of goodwill balances allocated to our Compute & Networking and Graphics reporting units of $4.8 billion and $370 million, respectively. As of January 28, 2024, the total carrying amount of goodwill was $4.4 billion, consisting of goodwill balances allocated to our Compute & Networking and Graphics reporting units of $4.1 billion and $370 million, respectively. Goodwill increased by $758 million in fiscal year 2025 from acquisitions and was allocated to our Compute & Networking reporting unit. During the fourth quarters of fiscal years 2025, 2024, and 2023, we completed our annual qualitative impairment tests and concluded that goodwill was not impaired.
Note 6 - Amortizable Intangible Assets
The components of our amortizable intangible assets are as follows:

	Jan 26, 2025			Jan 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In millions)
Acquisition-related intangible assets	$2,900	$(2,264)	$636	$2,642	$(1,720)	$922
Patents and licensed technology	449	(278)	171	449	(259)	190
Total intangible assets	$3,349	$(2,542)	$807	$3,091	$(1,979)	$1,112
Amortization expense associated with intangible assets for fiscal years 2025, 2024, and 2023 was $593 million, $614 million, and $699 million, respectively.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
The following table outlines the estimated future amortization expense related to the net carrying amount of intangible assets as of January 26, 2025:

Future Amortization Expense
(In millions)
Fiscal Year:
2026	$354
2027	236
2028	84
2029	31
2030	10
2031 and thereafter	92
Total	$807
Note 7 - Cash Equivalents and Marketable Securities
The following is a summary of cash equivalents and marketable securities:

	Jan 26, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	$18,504	$51	$(29)	$18,526	$2,071	$16,455
Debt securities issued by the U.S. Treasury	16,749	42	(22)	16,769	1,801	14,968
Money market funds	3,760	—	—	3,760	3,760	—
Debt securities issued by U.S. government agencies	2,775	7	(5)	2,777	—	2,777
Foreign government bonds	177	—	—	177	137	40
Certificates of deposit	97	—	—	97	97	—
Total debt securities with fair value adjustments recorded in other comprehensive income	42,062	100	(56)	42,106	7,866	34,240
Publicly-held equity securities (1)				381	—	381
Total	$42,062	$100	$(56)	$42,487	$7,866	$34,621
(1)    Fair value adjustments on publicly-held equity securities are recorded in net income. Beginning in the second quarter of fiscal year 2025, publicly-held equity securities from investments in non-affiliated entities included in other assets (long term) were classified in marketable securities on our Consolidated Balance Sheets.
Net unrealized gains on investments in publicly-held equity securities held at period end were $163 million for fiscal year 2025. Net unrealized gains on investments in publicly-held equity securities held at period end were not significant for fiscal years 2024 and 2023.
Net realized gains on investments in publicly-held equity securities sold were $88 million for fiscal year 2025, reflecting the difference between the sale proceeds and the carrying value of the equity securities at the beginning of the period or the purchase date, if later. Realized gains and losses on investments in publicly-held equity securities sold during fiscal years 2024 and 2023 were not significant.

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
The following tables provide the breakdown of unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position:

	Jan 26, 2025
	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(In millions)
Debt securities issued by the U.S. Treasury	$6,315	$(22)	$177	$—	$6,492	$(22)
Corporate debt securities	5,291	(29)	15	—	5,306	(29)
Debt securities issued by U.S. government agencies	816	(5)	21	—	837	(5)
Total	$12,422	$(56)	$213	$—	$12,635	$(56)

	Jan 28, 2024
	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(In millions)
Debt securities issued by the U.S. Treasury	$3,343	$(5)	$1,078	$(5)	$4,421	$(10)
Corporate debt securities	1,306	(3)	618	(2)	1,924	(5)
Debt securities issued by U.S. government agencies	670	(1)	—	—	670	(1)
Total	$5,319	$(9)	$1,696	$(7)	$7,015	$(16)
Gross unrealized losses are related to fixed income securities, driven primarily by changes in interest rates.
The amortized cost and estimated fair value of debt securities included in cash equivalents and marketable securities are shown below by contractual maturity.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)

	Jan 26, 2025		Jan 28, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(In millions)
Less than one year	$18,426	$18,450	$16,336	$16,329
Due in 1 - 5 years	23,636	23,656	9,348	9,395
Total	$42,062	$42,106	$25,684	$25,724
Note 8 - Fair Value of Financial Assets and Liabilities and Non-marketable Equity Securities
The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or market prices of similar assets from active markets. We review fair value classification on a quarterly basis.

		Fair Value at
	Pricing Category	Jan 26, 2025	Jan 28, 2024

		(In millions)
Assets
Cash equivalents and marketable securities:
Money market funds	Level 1	$3,760	$3,031
Publicly-held equity securities	Level 1	$381	$—
Corporate debt securities	Level 2	$18,526	$10,152
Debt securities issued by the U.S. Treasury	Level 2	$16,769	$9,524
Debt securities issued by U.S. government agencies	Level 2	$2,777	$2,333
Foreign government bonds	Level 2	$177	$174
Certificates of deposit	Level 2	$97	$510
Other assets:
Publicly-held equity securities	Level 1	$—	$225

Liabilities (1)
0.584% Notes Due 2024	Level 2	$—	$1,228
3.20% Notes Due 2026	Level 2	$982	$970
1.55% Notes Due 2028	Level 2	$1,136	$1,115
2.85% Notes Due 2030	Level 2	$1,376	$1,367
2.00% Notes Due 2031	Level 2	$1,064	$1,057
3.50% Notes Due 2040	Level 2	$824	$851
3.50% Notes Due 2050	Level 2	$1,482	$1,604
3.70% Notes Due 2060	Level 2	$367	$403
(1)    Liabilities are carried on our Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount and issuance costs.
Non-marketable Equity Securities
Our non-marketable equity securities are recorded in long-term other assets on our Consolidated Balance Sheets and valued under the measurement alternative. Gains and losses on these investments, realized and unrealized, are recognized in Other income (expense), net on our Consolidated Statements of Income.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Adjustments to the carrying value of our non-marketable equity securities during fiscal years 2025 and 2024 were as follows:

	Year Ended
	Jan 26, 2025	Jan 28, 2024

	(In millions)
Balance at beginning of period	$1,321	$288
Adjustments related to non-marketable equity securities:
Net additions	1,309	859
Unrealized gains	816	194
Impairments and unrealized losses	(59)	(20)
Balance at end of period	$3,387	$1,321
Non-marketable equity securities had cumulative gross unrealized gains of $1.1 billion and $270 million, and cumulative gross unrealized losses and impairments of $105 million and $45 million on securities held as of January 26, 2025 and January 28, 2024, respectively.
In the fourth quarter of fiscal year 2025, one of our private company investments completed a secondary equity transaction that resulted in an unrealized gain of $565 million.
Note 9 - Balance Sheet Components
We refer to customers who purchase products directly from NVIDIA as direct customers, such as AIBs, distributors, ODMs, OEMs, and system integrators. We have certain customers that may purchase products directly from NVIDIA and may use either internal resources or third-party system integrators to complete their build. Two direct customers accounted for 17% and 16% of our accounts receivable balance as of January 26, 2025. Two direct customers accounted for 24% and 11% of our accounts receivable balance as of January 28, 2024.
Certain balance sheet components are as follows:

	Jan 26, 2025	Jan 28, 2024
Inventories:	(In millions)
Raw materials	$3,408	$1,719
Work in process	3,399	1,505
Finished goods	3,273	2,058
Total inventories (1)	$10,080	$5,282
(1)    In fiscal years 2025 and 2024, we recorded an inventory provision of $1.6 billion and $774 million, respectively, in cost of revenue.

	Jan 26, 2025	Jan 28, 2024	Estimated Useful Life

Property and Equipment:	(In millions)		(In years)
Land	$511	$218	(A)
Buildings, leasehold improvements, and furniture	2,076	1,816	(B)
Equipment, compute hardware, and software	7,568	5,200	2-7
Construction in process	529	189	(C)
Total property and equipment, gross	10,684	7,423
Accumulated depreciation and amortization	(4,401)	(3,509)
Total property and equipment, net	$6,283	$3,914
(A)Land is a non-depreciable asset.
(B)The estimated useful lives of our buildings are up to thirty years. Leasehold improvements and finance leases are amortized based on the lesser of either the asset’s estimated useful life or the expected remaining lease term.
(C)Construction in process represents assets that are not available for their intended use as of the balance sheet date.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Depreciation expense for fiscal years 2025, 2024, and 2023 was $1.3 billion, $894 million, and $844 million, respectively.
Accumulated amortization of leasehold improvements and finance leases was $410 million and $400 million as of January 26, 2025 and January 28, 2024, respectively.
Property, equipment and intangible assets acquired by assuming related liabilities during fiscal years 2025, 2024, and 2023 were $525 million, $170 million, and $374 million, respectively.

	Jan 26, 2025	Jan 28, 2024

Other Assets (Long Term):	(In millions)
Non-marketable equity securities	$3,387	$1,321
Prepaid supply and capacity agreements (1)	1,747	2,458
Income tax receivable	750	—
Prepaid royalties	340	364
Other	201	357
Total other assets	$6,425	$4,500
(1)Prepaid supply and capacity agreements of $3.3 billion and $2.5 billion were included in Prepaid expenses and other current assets as of January 26, 2025 and January 28, 2024, respectively.

	Jan 26, 2025	Jan 28, 2024

Accrued and Other Current Liabilities:	(In millions)
Customer program accruals	$4,880	$2,081
Excess inventory purchase obligations (1)	2,095	1,655
Product warranty and return provisions	1,373	415
Taxes payable	881	296
Accrued payroll and related expenses	848	675
Deferred revenue (2)	837	764
Operating leases	288	228
Licenses and royalties	175	182
Unsettled share repurchases	132	187
Other	228	199
Total accrued and other current liabilities	$11,737	$6,682
(1)In fiscal years 2025 and 2024, we recorded an expense of approximately $2.0 billion and $1.4 billion, respectively, in cost of revenue.
(2)Includes customer advances and unearned revenue related to hardware support, software support, cloud services, and license and development arrangements. The balance as of January 26, 2025 and January 28, 2024 included $81 million and $233 million of customer advances, respectively.

	Jan 26, 2025	Jan 28, 2024

Other Long-Term Liabilities:	(In millions)
Income tax payable (1)	$2,188	$1,361
Deferred revenue (2)	976	573
Deferred income tax	886	462
Licenses payable	116	80
Other	79	65
Total other long-term liabilities	$4,245	$2,541
(1)Income tax payable is comprised of the long-term portion of the one-time transition tax payable, unrecognized tax benefits, and related interest and penalties.
(2)Includes unearned revenue related to hardware support, software support and cloud services.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Deferred Revenue
The following table shows the changes in short- and long-term deferred revenue during fiscal years 2025 and 2024:

	Jan 26, 2025	Jan 28, 2024

	(In millions)
Balance at beginning of period	$1,337	$572
Deferred revenue additions (1)	5,083	2,038
Revenue recognized (2)	(4,607)	(1,273)
Balance at end of period	$1,813	$1,337
(1)    Deferred revenue additions includes $3.6 billion and $783 million related to customer advances for fiscal years 2025 and 2024, respectively.
(2)    Revenue recognized includes $3.7 billion and $585 million related to customer advances for fiscal years 2025 and 2024, respectively.
We recognized revenue of $729 million and $338 million in fiscal years 2025 and 2024, respectively, that were included in the prior year end deferred revenue balance.
As of January 26, 2025, revenue related to remaining performance obligations from contracts greater than one year in length was $1.7 billion, which includes $1.6 billion from deferred revenue and $151 million which has not yet been billed nor recognized as revenue. Approximately 39% of revenue from contracts greater than one year in length will be recognized over the next twelve months.
Note 10 - Derivative Financial Instruments
We utilize foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. The foreign currency forward contracts for operating expenses are designated as accounting hedges. Gains or losses on the contracts are recorded in accumulated other comprehensive income or loss and reclassified to operating expense when the related operating expenses are recognized in earnings. In fiscal years 2025 and 2024, the impact of foreign currency forward contracts designated as accounting hedges on other comprehensive income or loss was not significant and all such instruments were determined to be highly effective.
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
The table below presents the notional value of our foreign currency contracts outstanding:

	Jan 26, 2025	Jan 28, 2024

	(In millions)
Designated as accounting hedges	$1,424	$1,168
Not designated as accounting hedges	$1,297	$597
The unrealized gains and losses or fair value of our foreign currency contracts were not significant as of January 26, 2025 and January 28, 2024.
As of January 26, 2025, all foreign currency contracts mature within 18 months. The expected realized gains and losses deferred into accumulated other comprehensive income or loss related to foreign currency forward contracts within the next twelve months were not significant.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Note 11 - Debt
Long-Term Debt

	Expected Remaining Term (years)	Effective Interest Rate	Jan 26, 2025	Jan 28, 2024

			(In millions)
0.584% Notes Due 2024 (1)	—	0.66%	$—	$1,250
3.20% Notes Due 2026	1.6	3.31%	1,000	1,000
1.55% Notes Due 2028	3.4	1.64%	1,250	1,250
2.85% Notes Due 2030	5.2	2.93%	1,500	1,500
2.00% Notes Due 2031	6.4	2.09%	1,250	1,250
3.50% Notes Due 2040	15.2	3.54%	1,000	1,000
3.50% Notes Due 2050	25.2	3.54%	2,000	2,000
3.70% Notes Due 2060	35.2	3.73%	500	500
Unamortized debt discount and issuance costs			(37)	(41)
Net carrying amount			8,463	9,709
Less short-term portion			—	(1,250)
Total long-term portion			$8,463	$8,459
(1)    In fiscal year 2025, we repaid the 0.584% Notes Due 2024.
Our notes are unsecured senior obligations. Existing and future liabilities of our subsidiaries will be effectively senior to the notes. Our notes pay interest semi-annually. We may redeem each of our notes prior to maturity, subject to a make-whole premium. The maturity of the notes is calendar year.
As of January 26, 2025, we complied with the required covenants, which are non-financial in nature, under the outstanding notes.
Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of January 26, 2025, we had no commercial paper outstanding.
Note 12 - Commitments and Contingencies
Purchase Obligations
Our purchase obligations reflect our commitment to purchase components used to manufacture our products, including long-term supply and capacity agreements, certain software and technology licenses, other goods and services and long-lived assets.
As of January 26, 2025, we had outstanding inventory purchase and long-term supply and capacity obligations totaling $30.8 billion, an increase from the prior year led by commitments, capacity and components for new product introductions, including our new Blackwell architecture. We enter into agreements with contract manufacturers that allow them to procure inventory based upon our defined criteria, and in certain instances, these agreements are cancellable, able to be rescheduled, or adjustable for our business needs prior to placing firm orders. Though, changes to these agreements may result in additional costs. Other non-inventory purchase obligations were $14.3 billion, including $10.9 billion of multi-year cloud service agreements. We expect our cloud service agreements to primarily be used to support our research and development efforts, as well as our DGX Cloud offerings.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Total future purchase commitments as of January 26, 2025 are as follows:

Commitments
(In millions)
Fiscal Year:
2026	$35,727
2027	3,666
2028	2,992
2029	2,054
2030	422
2031 and thereafter	218
Total	$45,079
Accrual for Product Warranty Liabilities
The estimated amount of product warranty liabilities was $1.3 billion and $306 million as of January 26, 2025 and January 28, 2024, respectively. The estimated product returns and product warranty activity consisted of the following:

	Year Ended
	Jan 26, 2025	Jan 28, 2024	Jan 29, 2023
	(In millions)
Balance at beginning of period	$306	$82	$46
Additions	1,203	278	145
Utilization	(219)	(54)	(109)
Balance at end of period	$1,290	$306	$82
In fiscal years 2025, 2024, and 2023 the additions in product warranty liabilities primarily related to Compute & Networking segment.
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
Litigation
Securities Class Action and Derivative Lawsuits
The plaintiffs in the putative securities class action lawsuit, captioned 4:18-cv-07669-HSG, initially filed on December 21, 2018 in the United States District Court for the Northern District of California, and titled In Re NVIDIA Corporation Securities Litigation, filed an amended complaint on May 13, 2020. The amended complaint asserted that NVIDIA and certain NVIDIA executives violated Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and SEC Rule 10b-5, by making materially false or misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand between May 10, 2017 and November 14, 2018. Plaintiffs also alleged that the NVIDIA executives who they named as defendants violated Section 20(a) of the Exchange Act. Plaintiffs sought class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees and expert fees, and further relief as the Court may deem just and proper. On March 2, 2021, the district court granted NVIDIA’s motion to dismiss the complaint without leave to amend, entered judgment in favor of NVIDIA and closed the case. On March 30, 2021, plaintiffs filed an appeal from judgment in the United States Court of Appeals for the Ninth Circuit, case number 21-15604. On August 25, 2023, a majority of a three-judge Ninth Circuit panel affirmed in part and reversed in part the district court’s dismissal of the case, with a third judge dissenting on the basis that the district court did not err in dismissing the case. On November 15, 2023, the Ninth Circuit denied NVIDIA’s petition for rehearing en banc of the Ninth Circuit panel’s majority decision to reverse in part the dismissal of the case, which NVIDIA had filed on October 10, 2023. On December 5, 2023, the Ninth Circuit granted NVIDIA’s motion to stay the mandate pending NVIDIA’s petition for a writ of certiorari in the Supreme Court of the United States and the Supreme Court’s final disposition of the matter. NVIDIA filed a petition for a writ of certiorari on March 4, 2024. On June 17, 2024, the Supreme Court of the United States granted NVIDIA’s petition for a writ of certiorari. After briefing and argument, the Supreme

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Court dismissed NVIDIA’s writ of certiorari as improvidently granted on December 11, 2024, and issued judgment on January 13, 2025. On February 20, 2025, the Ninth Circuit’s judgment, entered August 25, 2023 and corrected August 28, 2023, took effect, and the case was remanded to the district court for further proceedings.
The putative derivative lawsuit pending in the United States District Court for the Northern District of California, captioned 4:19-cv-00341-HSG, initially filed January 18, 2019 and titled In re NVIDIA Corporation Consolidated Derivative Litigation, was stayed pending resolution of the plaintiffs’ appeal in the In Re NVIDIA Corporation Securities Litigation action. On February 22, 2022, the court administratively closed the case, but stated that it would reopen the case once the appeal in the In Re NVIDIA Corporation Securities Litigation action is resolved. The case has not yet been reopened by the court. The lawsuit asserts claims, purportedly on behalf of us, against certain officers and directors of the Company for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act based on the dissemination of allegedly false and misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand. The plaintiffs are seeking unspecified damages and other relief, including reforms and improvements to NVIDIA’s corporate governance and internal procedures.
The putative derivative actions initially filed September 24, 2019 and pending in the United States District Court for the District of Delaware, Lipchitz v. Huang, et al. (Case No. 1:19-cv-01795-MN) and Nelson v. Huang, et. al. (Case No. 1:19-cv-01798-MN), were stayed pending resolution of the plaintiffs’ appeal in the In Re NVIDIA Corporation Securities Litigation action. On February 5, 2025, after the Supreme Court issued its judgment dismissing the Company’s petition for writ of certiorari as improvidently granted in the In Re NVIDIA Corporation Securities Litigation action, the district court extended the stay for 30 days while the parties discuss next steps and ordered the parties to file a joint status report by March 7, 2025. The lawsuits assert claims, purportedly on behalf of us, against certain officers and directors of the Company for breach of fiduciary duty, unjust enrichment, insider trading, misappropriation of information, corporate waste and violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act based on the dissemination of allegedly false, and misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand. The plaintiffs seek unspecified damages and other relief, including disgorgement of profits from the sale of NVIDIA stock and unspecified corporate governance measures.
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
Accounting for Loss Contingencies
As of January 26, 2025, there are no accrued contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while reasonably possible, are not probable. Further, any possible loss or range of loss in these matters cannot be reasonably estimated at this time. We are engaged in legal actions not described above arising in the ordinary course of business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Note 13 - Income Taxes
The income tax expense (benefit) applicable to income before income taxes consists of the following:

	Year Ended
	Jan 26, 2025	Jan 28, 2024	Jan 29, 2023

	(In millions)
Current income taxes:
Federal	$14,032	$5,710	$1,703
State	892	335	46
Foreign	699	502	228
Total current	15,623	6,547	1,977
Deferred income taxes:
Federal	(4,515)	(2,499)	(2,165)
State	(242)	(206)	—
Foreign	280	216	1
Total deferred	(4,477)	(2,489)	(2,164)
Income tax expense (benefit)	$11,146	$4,058	$(187)
Income before income tax consists of the following:

	Year Ended
	Jan 26, 2025	Jan 28, 2024	Jan 29, 2023

	(In millions)
U.S.	$77,456	$29,495	$3,477
Foreign	6,570	4,323	704
Income before income tax	$84,026	$33,818	$4,181
The income tax expense (benefit) differs from the amount computed by applying the U.S. federal statutory rate of 21% to income before income taxes as follows:

	Year Ended
	Jan 26, 2025		Jan 28, 2024		Jan 29, 2023

	(In millions, except percentages)
Tax expense computed at federal statutory rate	$17,645	21.0%	$7,102	21.0%	$878	21.0%
Expense (benefit) resulting from:
State income taxes, net of federal tax effect	554	0.7%	120	0.4%	50	1.2%
Foreign-derived intangible income	(2,976)	(3.5)%	(1,408)	(4.2)%	(739)	(17.7)%
Stock-based compensation	(2,097)	(2.5)%	(741)	(2.2)%	(309)	(7.4)%
U.S. federal research and development tax credit	(990)	(1.2)%	(431)	(1.3)%	(278)	(6.6)%
Foreign tax rate differential	(984)	(1.2)%	(467)	(1.4)%	(83)	(2.0)%
Acquisition termination cost	—	—%	—	—%	261	6.2%
Other	(6)	—%	(117)	(0.3)%	33	0.8%
Income tax expense (benefit)	$11,146	13.3%	$4,058	12.0%	$(187)	(4.5)%

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
The tax effect of temporary differences that gives rise to significant portions of the deferred tax assets and liabilities are presented below:

	Jan 26, 2025	Jan 28, 2024

	(In millions)
Deferred tax assets:
Capitalized research and development expenditure	$6,256	$3,376
GILTI deferred tax assets	2,820	1,576
Accruals and reserves, not currently deductible for tax purposes	2,058	1,121
Research and other tax credit carryforwards	759	936
Net operating loss and capital loss carryforwards	456	439
Operating lease liabilities	299	263
Stock-based compensation	124	106
Property, equipment and intangible assets	82	64
Other deferred tax assets	360	179
Gross deferred tax assets	13,214	8,060
Less valuation allowance	(1,610)	(1,552)
Total deferred tax assets	11,604	6,508
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	(891)	(502)
Operating lease assets	(286)	(255)
Equity investments	(264)	(60)
Acquired intangibles	(70)	(74)
Gross deferred tax liabilities	(1,511)	(891)
Net deferred tax asset (1)	$10,093	$5,617
(1)    Net deferred tax asset includes long-term deferred tax assets of $11 billion and $6.1 billion and long-term deferred tax liabilities of $886 million and $462 million for fiscal years 2025 and 2024, respectively. Long-term deferred tax liabilities are included in other long-term liabilities on our Consolidated Balance Sheets.
As of January 26, 2025, we intend to indefinitely reinvest approximately $1.4 billion of cumulative undistributed earnings held by certain subsidiaries. We have not provided the amount of unrecognized deferred tax liabilities for temporary differences related to these investments as the determination of such amount is not practicable.
As of both January 26, 2025 and January 28, 2024, we had a valuation allowance of $1.6 billion related to capital loss carryforwards, and certain state and other deferred tax assets that management determined are not likely to be realized due, in part, to jurisdictional projections of future taxable income, including capital gains. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax assets as income tax benefits during the period.
Given our current and possible future earnings, we believe that we may release the valuation allowance associated with certain state deferred tax assets in the near term, which would decrease our income tax expense for the period the release is recorded. The timing and amount of the valuation allowance release could vary based on our assessment of all available information.
As of January 26, 2025, we had U.S. federal, state and foreign net operating loss carryforwards of $479 million, $332 million and $349 million, respectively. The federal and state carryforwards will begin to expire in fiscal years 2026 and 2027, respectively. The foreign net operating loss carryforwards of $349 million may be carried forward indefinitely. As of January 26, 2025, we had federal research tax credit carryforwards of $46 million, before the impact of uncertain tax positions, that will begin to expire in fiscal year 2026. We have state research tax credit carryforwards of $1.5 billion, before the impact of uncertain tax positions. $1.4 billion is attributable to the State of California and may be carried over indefinitely and $98 million is attributable to various other states and will begin to expire in fiscal year 2026. As of January 26, 2025, we had federal capital loss carryforwards of $1.3 billion that will begin to expire in fiscal year 2028.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
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
A reconciliation of gross unrecognized tax benefits is as follows:

	Jan 26, 2025	Jan 28, 2024	Jan 29, 2023

	(In millions)
Balance at beginning of period	$1,670	$1,238	$1,013
Increases in tax positions for current year	1,268	616	268
Increases in tax positions for prior years	48	87	1
Decreases in tax positions for prior years	(88)	(148)	(15)
Lapse in statute of limitations	(27)	(19)	(20)
Settlements	(10)	(104)	(9)
Balance at end of period	$2,861	$1,670	$1,238
Included in the balance of unrecognized tax benefits as of January 26, 2025 are $2 billion of tax benefits that would affect our effective tax rate if recognized.
We classify an unrecognized tax benefit as a current liability, or amount refundable, to the extent that we anticipate payment or receipt of cash for income taxes within one year. The amount is classified as a long-term liability, or reduction of long-term amount refundable, if we anticipate payment or receipt of cash for income taxes during a period beyond a year.
We include interest and penalties related to unrecognized tax benefits as a component of income tax expense. We recognized net interest and penalties related to unrecognized tax benefits in the income tax expense line of our consolidated statements of income of $92 million, $42 million, and $33 million during fiscal years 2025, 2024, and 2023, respectively. As of January 26, 2025 and January 28, 2024, we have accrued $251 million and $140 million, respectively, for the payment of interest and penalties related to unrecognized tax benefits, which is not included as a component of our gross unrecognized tax benefits.
While we believe that we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of January 26, 2025, we have not identified any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.
We are subject to taxation by taxing authorities both in the United States and other countries. As of January 26, 2025, the significant tax jurisdictions that may be subject to examination include the United States for fiscal years after 2021, as well as China, Germany, Hong Kong, India, Israel, Taiwan, and the United Kingdom for fiscal years 2014 through 2024. As of January 26, 2025, the significant tax jurisdictions for which we are currently under examination include Germany, Hong Kong, India, Israel, and Taiwan for fiscal years 2014 through 2024, and the State of California for fiscal years 2020 to 2022.
Note 14 - Shareholders’ Equity
Capital Return Program
On August 26, 2024, our Board of Directors approved an additional $50 billion to our share repurchase authorization, without expiration. In fiscal years 2025 and 2024, we repurchased 310 million and 210 million shares of our common stock for $34.0 billion and $9.7 billion, respectively. As of January 26, 2025, we were authorized, subject to certain specifications, to repurchase up to $38.7 billion of our common stock. Our share repurchase program aims to offset dilution from shares issued to employees while maintaining adequate liquidity to meet our operating requirements. We may pursue additional share repurchases as we weigh market factors and other investment opportunities.
From January 27, 2025 through February 21, 2025, we repurchased 29 million shares for $3.7 billion pursuant to a pre-established trading plan.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
In fiscal years 2025, 2024, and 2023, we paid cash dividends to our shareholders of $834 million, $395 million, and $398 million, respectively. The payment of future cash dividends is subject to our Board of Directors' continuing determination that the declaration of dividends is in the best interests of our shareholders.
Note 15 - Employee Retirement Plans
We provide tax-qualified defined contribution plans to eligible employees in the U.S. and certain other countries. Our contribution expense for fiscal years 2025, 2024, and 2023 was $314 million, $255 million, and $227 million, respectively.
Note 16 - Segment Information
Our Chief Executive Officer is our chief operating decision maker, or CODM, and reviews financial information presented on an operating segment basis for purposes of making decisions and assessing financial performance. Our CODM assesses operating performance of each segment based on regularly provided segment revenue and segment operating income. Operating results by segment include costs or expenses directly attributable to each segment, and costs or expenses that are leveraged across our unified architecture and therefore allocated between our two segments. Our CODM reviews expenses on a consolidated basis, and expenses attributable to each segment are not regularly provided to our CODM.
The Compute & Networking segment includes our Data Center accelerated computing platforms and AI solutions and software; networking; automotive platforms and autonomous and electric vehicle solutions; Jetson for robotics and other embedded platforms; and DGX Cloud computing services.
The Graphics segment includes GeForce GPUs for gaming and PCs, the GeForce NOW game streaming service and related infrastructure, and solutions for gaming platforms; Quadro/NVIDIA RTX GPUs for enterprise workstation graphics; vGPU software for cloud-based visual and virtual computing; automotive platforms for infotainment systems; and Omniverse Enterprise software for building and operating industrial AI and digital twin applications.
The “All Other” category includes the expenses that are not allocated to either Compute & Networking or Graphics for purposes of making operating decisions or assessing financial performance. The expenses include stock-based compensation expense, corporate infrastructure and support costs, acquisition-related and other costs, and other non-recurring charges and benefits that our CODM deems to be enterprise in nature.
Our CODM does not review any information regarding total assets on a reportable segment basis. There are no intersegment transactions. The accounting policies for segment reporting are the same as for our consolidated financial statements. The table below presents details of our reportable segments and the “All Other” category.

	Compute & Networking	Graphics	All Other	Consolidated

	(In millions)
Year Ended Jan 26, 2025
Revenue	$116,193	$14,304	$—	$130,497
Other segment items (1)	33,318	9,219
Operating income (loss)	$82,875	$5,085	$(6,507)	$81,453

Year Ended Jan 28, 2024
Revenue	$47,405	$13,517	$—	$60,922
Other segment items (1)	15,389	7,671
Operating income (loss)	$32,016	$5,846	$(4,890)	$32,972

Year Ended Jan 29, 2023
Revenue	$15,068	$11,906	$—	$26,974
Other segment items (1)	9,985	7,354
Operating income (loss)	$5,083	$4,552	$(5,411)	$4,224

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
(1)Other segment items for the Compute & Networking and Graphics reportable segments primarily include product costs and inventory provisions, compensation and benefits excluding stock-based compensation expense, compute and infrastructure expenses, and engineering development costs.
Depreciation and amortization expense attributable to our Compute and Networking segment for fiscal years 2025, 2024, and 2023 was $732 million, $457 million, and $377 million, respectively. Depreciation and amortization expense attributable to our Graphics segment for fiscal years 2025, 2024, and 2023 was $372 million, $307 million, and $315 million, respectively. Acquisition-related intangible amortization expense is not allocated to either Compute & Networking or Graphics for purposes of making operating decisions or assessing financial performance and is included in “All Other”.

	Year Ended
	Jan 26, 2025	Jan 28, 2024	Jan 29, 2023

Reconciling items included in "All Other" category:	(In millions)
Stock-based compensation expense	$(4,737)	$(3,549)	$(2,710)
Unallocated cost of revenue and operating expenses	(1,171)	(728)	(595)
Acquisition-related and other costs	(602)	(583)	(674)
Acquisition termination cost	—	—	(1,353)
Other	3	(30)	(79)
Total	$(6,507)	$(4,890)	$(5,411)
Revenue by geographic area is based upon the billing location of the customer. The end customer and shipping location may be different from our customer’s billing location.

	Year Ended
	Jan 26, 2025	Jan 28, 2024	Jan 29, 2023

Geographic Revenue based upon Customer Billing Location:	(In millions)
United States	$61,257	$26,966	$8,292
Singapore (1)	23,684	6,831	2,288
Taiwan	20,573	13,405	6,986
China (including Hong Kong)	17,108	10,306	5,785
Other	7,875	3,414	3,623
Total revenue	$130,497	$60,922	$26,974
(1) Singapore represented 18% of fiscal year 2025 total revenue based upon customer billing location. Customers use Singapore to centralize invoicing while our products are almost always shipped elsewhere. Shipments to Singapore were less than 2% of fiscal year 2025 total revenue.
Revenue from sales to customers outside of the United States accounted for 53%, 56%, and 69% of total revenue for fiscal years 2025, 2024, and 2023, respectively. The increase in revenue to the United States for fiscal years 2025 and 2024 was primarily due to higher U.S.-based Compute & Networking segment demand.
We refer to customers who purchase products directly from NVIDIA as direct customers, such as AIBs, distributors, ODMs, OEMs, and system integrators. We have certain customers that may purchase products directly from NVIDIA and may use either internal resources or third-party system integrators to complete their build. We also have indirect customers, who purchase products through our direct customers; indirect customers include CSPs, consumer internet companies, enterprises, and public sector entities.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Sales to direct customers which represented 10% or more of total revenue, all of which were primarily attributable to the Compute & Networking segment, are presented in the following table:

	Year Ended
	Jan 26, 2025	Jan 28, 2024

Direct Customer A	12%	*
Direct Customer B	11%	13%
Direct Customer C	11%	*
* Less than 10% of total revenue.
No customer represented 10% or more of total revenue for fiscal year 2023.
The following table summarizes revenue by specialized markets:

	Year Ended
	Jan 26, 2025	Jan 28, 2024	Jan 29, 2023

Revenue by End Market:	(In millions)
Data Center	$115,186	$47,525	$15,005
Compute	102,196	38,950	11,317
Networking	12,990	8,575	3,688
Gaming	11,350	10,447	9,067
Professional Visualization	1,878	1,553	1,544
Automotive	1,694	1,091	903
OEM and Other	389	306	455
Total revenue	$130,497	$60,922	$26,974
The following table presents summarized information for long-lived assets by country. Long-lived assets consist of property and equipment and exclude other assets, operating lease assets, goodwill, and intangible assets.

	Jan 26, 2025	Jan 28, 2024

Long-lived assets:	(In millions)
United States	$3,626	$2,595
Taiwan	1,481	773
Israel	840	325
Other	336	221
Total long-lived assets	$6,283	$3,914
Note 17 - Leases
Our lease obligations primarily consist of operating leases for our headquarters' campus and domestic and international offices and data centers, with lease periods expiring between fiscal years 2026 and 2037.
Future minimum lease obligations under our non-cancelable lease agreements as of January 26, 2025 were as follows:

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)

Operating Lease Obligations
(In millions)
Fiscal Year:
2026	$354
2027	331
2028	337
2029	301
2030	226
2031 and thereafter	537
Total	2,086
Less imputed interest	279
Present value of net future minimum lease payments	1,807
Less short-term operating lease liabilities	288
Long-term operating lease liabilities	$1,519
Between fiscal years 2026 and 2030, we expect to commence leases with future obligations of $7.6 billion primarily of data center and office operating leases, with lease terms of 3 to 15.5 years.
Operating lease expenses for fiscal years 2025, 2024, and 2023 were $356 million, $269 million, and $193 million, respectively. Short-term and variable lease expenses for fiscal years 2025, 2024, and 2023 were not significant.
Other information related to leases was as follows:

	Year Ended
	Jan 26, 2025	Jan 28, 2024	Jan 29, 2023

	(In millions)
Supplemental cash flows information
Operating cash flow used for operating leases	$313	$286	$184
Operating lease assets obtained in exchange for lease obligations	$877	$531	$358
As of January 26, 2025, our operating leases have a weighted average remaining lease term of 6.5 years and a weighted average discount rate of 4.16%. As of January 28, 2024, our operating leases had a weighted average remaining lease term of 6.1 years and a weighted average discount rate of 3.76%.

NVIDIA Corporation and Subsidiaries
Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period

	(In millions)
Fiscal year 2025
Allowance for doubtful accounts	$4	$—	(1)	$—	(1)	$4
Sales return allowance	$109	$151	(2)	$(178)	(4)	$82
Deferred tax valuation allowance	$1,552	$58	(3)	$—		$1,610
Fiscal year 2024
Allowance for doubtful accounts	$4	$—	(1)	$—	(1)	$4
Sales return allowance	$26	$213	(2)	$(130)	(4)	$109
Deferred tax valuation allowance	$1,484	$162	(3)	$(94)	(3)	$1,552
Fiscal year 2023
Allowance for doubtful accounts	$4	$—	(1)	$—	(1)	$4
Sales return allowance	$13	$104	(2)	$(91)	(4)	$26
Deferred tax valuation allowance	$907	$577	(3)	$—		$1,484
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
(4)Represents sales returns.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	Exhibit	Filing Date
2.1^	Share Purchase Agreement, dated September 13, 2020, by and among NVIDIA, NVIDIA Holdings, Arm, SoftBank, and Vision Fund	8-K	2.1	9/14/2020
3.1	Restated Certificate of Incorporation	10-K	3.1	3/18/2022
3.2	Amendment to Restated Certificate of Incorporation of NVIDIA Corporation	8-K	3.1	6/6/2022
3.3	Amendment to Restated Certificate of Incorporation of NVIDIA Corporation	8-K	3.1	6/7/2024
3.4	Bylaws of NVIDIA Corporation, Amended and Restated as of March 12, 2024	8-K	3.1	3/14/2024
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.2	Specimen Stock Certificate	S-1/A	4.2	4/24/1998
4.3	Indenture, dated as of September 16, 2016, by and between the Company and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as Trustee	8-K	4.1	9/16/2016
4.4	Officers’ Certificate, dated as of September 16, 2016	8-K	4.2	9/16/2016
4.5	Form of 2026 Note	8-K	Annex B-1 to Exhibit 4.2	9/16/2016
4.6*	Description of Securities
4.7	Officers’ Certificate, dated as of March 31, 2020	8-K	4.2	3/31/2020
4.8	Form of 2030 Note	8-K	Annex A-1 to Exhibit 4.2	3/31/2020
4.9	Form of 2040 Note	8-K	Annex B-1 to Exhibit 4.2	3/31/2020
4.10	Form of 2050 Note	8-K	Annex C-1 to Exhibit 4.2	3/31/2020
4.11	Form of 2060 Note	8-K	Annex D-1 to Exhibit 4.2	3/31/2020
4.12	Officers' Certificate, dated as of June 16, 2021	8-K	4.2	6/16/2021
4.13	Form of 2023 Note	8-K	Annex A-1 to Exhibit 4.2	6/16/2021
4.14	Form of 2024 Note	8-K	Annex B-1 to Exhibit 4.2	6/16/2021
4.15	Form of 2028 Note	8-K	Annex C-1 to Exhibit 4.2	6/16/2021
4.16	Form of 2031 Note	8-K	Annex D-1 to Exhibit 4.2	6/16/2021
10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	10.1	3/7/2006
10.2+	Amended and Restated 2007 Equity Incentive Plan	10-Q	10.1	8/28/2024
10.3+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Deferred Restricted Stock Unit Grant Notice and Deferred Restricted Stock Unit Agreement (2016)	10-K	10.26	3/12/2015
10.4+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (2016)	10-K	10.27	3/12/2015
10.5+	Amended and Restated 2007 Equity Incentive Plan - Global Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement (2019)	8-K	10.1	3/11/2019
10.6+	Amended and Restated 2007 Equity Incentive Plan – Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2020)	10-Q	10.2	5/21/2020

10.7+	Amended and Restated 2007 Equity Incentive Plan – Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2021)	10-Q	10.2	5/26/2021
10.8+	Amended and Restated 2007 Equity Incentive Plan – Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2022)	10-K	10.16	3/18/2022
10.9+	Amended and Restated 2007 Equity Incentive Plan – Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2023)	10-K	10.14	2/24/2023
10.10+	Amended and Restated 2007 Equity Incentive Plan – Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2024) (version 1)	10-Q	10.2	5/29/2024
10.11+	Amended and Restated 2007 Equity Incentive Plan - Global Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement (2024)	10-Q	10.3	5/29/2024
10.12+	Amended and Restated 2007 Equity Incentive Plan – Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2024) (version 2)	10-Q	10.1	11/20/2024
10.13+*	Amended and Restated 2007 Equity Incentive Plan - Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2025)
10.14+*	Amended and Restated 2007 Equity Incentive Plan - Global Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement (2025)
10.15+*	Amended and Restated 2012 Employee Stock Purchase Plan
10.16+	Variable Compensation Plan - Fiscal Year 2024	8-K	10.1	3/8/2023
10.17+	Variable Compensation Plan - Fiscal Year 2025	8-K	10.1	3/14/2024
10.18	Form of Commercial Paper Dealer Agreement between NVIDIA Corporation, as Issuer, and the Dealer party thereto	8-K	10.1	12/15/2017
19.1*	NVIDIA Corporation Insider Trading Policy
21.1*	Subsidiaries of Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
97.1+	Compensation Recovery Policy, as amended and restated November 30, 2023	10-K	97.1	2/21/2024
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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
Copies of above exhibits not contained herein are available to any shareholder upon written request to:
Investor Relations: NVIDIA Corporation, 2788 San Tomas Expressway, Santa Clara, CA 95051
Item 16. Form 10-K Summary
Not Applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2025.

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

Signature	Title	Date
/s/ JEN-HSUN HUANG	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025
Jen-Hsun Huang
/s/ COLETTE M. KRESS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2025
Colette M. Kress
/s/ DONALD ROBERTSON	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2025
Donald Robertson
/s/ ROBERT K. BURGESS	Director	February 26, 2025
Robert K. Burgess
/s/ TENCH COXE	Director	February 26, 2025
Tench Coxe
/s/ JOHN O. DABIRI	Director	February 26, 2025
John O. Dabiri
/s/ PERSIS S. DRELL	Director	February 26, 2025
Persis S. Drell
/s/ DAWN HUDSON	Director	February 26, 2025
Dawn Hudson
/s/ HARVEY C. JONES	Director	February 26, 2025
Harvey C. Jones
/s/ MELISSA B. LORA	Director	February 26, 2025
Melissa B. Lora
/s/ STEPHEN C. NEAL	Director	February 26, 2025
Stephen C. Neal
/s/ ELLEN OCHOA	Director	February 26, 2025
Ellen Ochoa
/s/ A. BROOKE SEAWELL	Director	February 26, 2025
A. Brooke Seawell
/s/ AARTI SHAH	Director	February 26, 2025
Aarti Shah
/s/ MARK A. STEVENS	Director	February 26, 2025
Mark A. Stevens