Form 10-Q
period 2025-04-27
NVIDIA CORP
filed 2025-05-28
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.001 par value, outstanding as of May 23, 2025, was 24.4 billion.

NVIDIA Corporation
Form 10-Q
For the Quarter Ended April 27, 2025
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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	Apr 27, 2025	Apr 28, 2024

Revenue	$44,062	$26,044
Cost of revenue	17,394	5,638
Gross profit	26,668	20,406
Operating expenses
Research and development	3,989	2,720
Sales, general and administrative	1,041	777
Total operating expenses	5,030	3,497
Operating income	21,638	16,909
Interest income	515	359
Interest expense	(63)	(64)
Other income (expense), net	(180)	75
Total other income (expense), net	272	370
Income before income tax	21,910	17,279
Income tax expense	3,135	2,398
Net income	$18,775	$14,881

Net income per share:
Basic	$0.77	$0.60
Diluted	$0.76	$0.60

Weighted average shares used in per share computation:
Basic	24,441	24,620
Diluted	24,611	24,890

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended
	Apr 27, 2025	Apr 28, 2024

Net income	$18,775	$14,881
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Net change in unrealized gain (loss)	139	(128)
Cash flow hedges:
Net change in unrealized gain (loss)	23	(4)
Reclassification adjustments for net realized loss included in net income	(4)	(4)
Net change in unrealized gain (loss)	19	(8)
Other comprehensive income (loss), net of tax	158	(136)
Total comprehensive income	$18,933	$14,745

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In millions)
(Unaudited)

	Apr 27, 2025	Jan 26, 2025
Assets
Current assets:
Cash and cash equivalents	$15,234	$8,589
Marketable securities	38,457	34,621
Accounts receivable, net	22,132	23,065
Inventories	11,333	10,080
Prepaid expenses and other current assets	2,779	3,771
Total current assets	89,935	80,126
Property and equipment, net	7,136	6,283
Operating lease assets	1,810	1,793
Goodwill	5,498	5,188
Intangible assets, net	769	807
Deferred income tax assets	13,318	10,979
Other assets	6,788	6,425
Total assets	$125,254	$111,601

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$7,331	$6,310
Accrued and other current liabilities	19,211	11,737
Total current liabilities	26,542	18,047
Long-term debt	8,464	8,463
Long-term operating lease liabilities	1,521	1,519
Other long-term liabilities	4,884	4,245
Total liabilities	41,411	32,274
Commitments and contingencies - see Note 11
Shareholders’ equity:
Preferred stock	—	—
Common stock	24	24
Additional paid-in capital	11,475	11,237
Accumulated other comprehensive income	186	28
Retained earnings	72,158	68,038
Total shareholders' equity	83,843	79,327
Total liabilities and shareholders' equity	$125,254	$111,601

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
(In millions, except per share data)
Balances as of Jan 26, 2025	24,477	$24	$11,237	$28	$68,038	$79,327
Net income	—	—	—	—	18,775	18,775
Other comprehensive income	—	—	—	158	—	158
Issuance of common stock from stock plans	50	—	370	—	—	370
Tax withholding related to common stock from stock plans	(13)	—	(1,532)	—	—	(1,532)
Shares repurchased	(126)	—	(92)	—	(14,411)	(14,503)
Cash dividends declared and paid ($0.01 per common share)	—	—	—	—	(244)	(244)
Fair value of partially vested equity awards assumed in connection with acquisitions	—	—	22	—	—	22
Stock-based compensation	—	—	1,470	—	—	1,470
Balances as of Apr 27, 2025	24,388	$24	$11,475	$186	$72,158	$83,843
Balances as of Jan 28, 2024	24,643	$25	$13,109	$27	$29,817	$42,978
Net income	—	—	—	—	14,881	14,881
Other comprehensive loss	—	—	—	(136)	—	(136)
Issuance of common stock from stock plans	73	—	285	—	—	285
Tax withholding related to common stock from stock plans	(19)	—	(1,752)	—	—	(1,752)
Shares repurchased	(99)	—	(33)	—	(8,002)	(8,035)
Cash dividends declared and paid ($0.004 per common share)	—	—	—	—	(98)	(98)
Stock-based compensation	—	—	1,019	—	—	1,019
Balances as of Apr 28, 2024	24,598	$25	$12,628	$(109)	$36,598	$49,142
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	Apr 27, 2025	Apr 28, 2024
Cash flows from operating activities:
Net income	$18,775	$14,881
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,474	1,011
Depreciation and amortization	611	410
(Gains) losses on non-marketable equity securities and publicly-held equity securities, net	175	(69)
Deferred income taxes	(2,177)	(1,577)
Other	(98)	(145)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	933	(2,366)
Inventories	(1,258)	(577)
Prepaid expenses and other assets	560	(726)
Accounts payable	941	(22)
Accrued and other current liabilities	7,128	4,202
Other long-term liabilities	350	323
Net cash provided by operating activities	27,414	15,345
Cash flows from investing activities:
Proceeds from maturities of marketable securities	3,122	4,004
Proceeds from sales of marketable securities	467	149
Proceeds from sales of non-marketable equity securities	—	55
Purchases of marketable securities	(6,546)	(9,303)
Purchases related to property and equipment and intangible assets	(1,227)	(369)
Purchases of non-marketable equity securities	(649)	(190)
Acquisitions, net of cash acquired	(383)	(39)
Net cash used in investing activities	(5,216)	(5,693)
Cash flows from financing activities:
Proceeds related to employee stock plans	370	285
Payments related to repurchases of common stock	(14,095)	(7,740)
Payments related to employee stock plan taxes	(1,532)	(1,752)
Dividends paid	(244)	(98)
Principal payments on property and equipment and intangible assets	(52)	(40)
Net cash used in financing activities	(15,553)	(9,345)
Change in cash and cash equivalents	6,645	307
Cash and cash equivalents at beginning of period	8,589	7,280
Cash and cash equivalents at end of period	$15,234	$7,587
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. The January 26, 2025 consolidated balance sheet was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 26, 2025, as filed with the SEC, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of results of operations and financial position, have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 26, 2025.
Certain balances from the prior fiscal year have been reclassified to conform to the current period presentation.
In June 2024, we executed a ten-for-one stock split of our common stock. All share, equity award and per share amounts presented herein have been retrospectively adjusted to reflect the stock split.
Significant Accounting Policies
There have been no material changes to our significant accounting policies disclosed in Note 1 - Organization and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 26, 2025.
Fiscal Year
Fiscal years 2026 and 2025 are both 52-week years ending on the last Sunday in January. The first quarters of fiscal years 2026 and 2025 were both 13-week quarters.
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
Recently Issued Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued a new accounting standard which includes new and updated income tax disclosures, including disaggregation of information in the rate reconciliation and income taxes paid. We will adopt this standard in our fiscal year 2026 annual report. We are currently assessing the effect of the adoption of this standard on our disclosures that will be included in our Form 10-K for the year ending January 25, 2026.
In November 2024, the FASB issued a new accounting standard requiring disclosures of certain additional expense information on an annual and interim basis, including, among other items, the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each income statement expense caption, as applicable. We will adopt this standard in our fiscal year 2028 annual report. We do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements other than additional disclosures.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 2 - Stock-Based Compensation
Stock-based compensation expense includes restricted stock units, or RSUs, performance stock units, or PSUs, market-based PSUs, and our employee stock purchase plan, or ESPP.
Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts capitalized into inventory, as follows:

	Three Months Ended
	Apr 27, 2025	Apr 28, 2024

	(In millions)
Cost of revenue	$64	$36
Research and development	1,063	727
Sales, general and administrative	347	248
Total	$1,474	$1,011
Equity Award Activity
The following is a summary of our equity award transactions under our equity incentive plans:

	RSUs, PSUs and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

	(In millions, except per share data)
Balance as of Jan 26, 2025	274	$44.75
Granted	44	$106.43
Vested	(39)	$32.98
Canceled and forfeited	(2)	$48.26
Balance as of Apr 27, 2025	277	$56.32
As of April 27, 2025, aggregate unearned stock-based compensation expense was $15.3 billion, which is expected to be recognized over a weighted average period of 2.3 years for RSUs, PSUs, and market-based PSUs, and 1.1 years for ESPP.
Note 3 - Net Income Per Share
The following is the basic and diluted net income per share computations for the periods presented:

	Three Months Ended
	Apr 27, 2025	Apr 28, 2024

	(In millions, except per share data)
Numerator:
Net income	$18,775	$14,881
Denominator:
Basic weighted average shares	24,441	24,620
Dilutive impact of outstanding equity awards	170	270
Diluted weighted average shares	24,611	24,890
Net income per share:
Basic (1)	$0.77	$0.60
Diluted (2)	$0.76	$0.60
Anti-dilutive equity awards excluded from diluted net income per share	62	60
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4 - Income Taxes
Income tax expense was $3.1 billion and $2.4 billion for the first quarter of fiscal years 2026 and 2025, respectively. Income tax as a percentage of income before income tax was an expense of 14.3% and 13.9% for the first quarter of fiscal years 2026 and 2025, respectively.
The effective tax rate increased primarily due to a lower tax benefit from stock-based compensation, partially offset by an increase in tax benefit from the foreign-derived intangible income deduction.
Our effective tax rates for the first quarter of fiscal years 2026 and 2025 were lower than the U.S. federal statutory rate of 21% primarily due to tax benefits from the foreign-derived intangible income deduction, stock-based compensation, income earned in jurisdictions that are subject to taxes at rates lower than the U.S. federal statutory tax rate, and the U.S. federal research tax credit.
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
Note 5 - Cash Equivalents and Marketable Securities
The following is a summary of cash equivalents and marketable securities:

	Apr 27, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Debt securities issued by the U.S. Treasury	$23,135	$120	$(4)	$23,251	$5,414	$17,837
Corporate debt securities	19,976	85	(10)	20,051	2,868	17,183
Money market funds	6,522	—	—	6,522	6,522	—
Debt securities issued by U.S. government agencies	2,134	12	(1)	2,145	—	2,145
Certificates of deposit	126	—	—	126	126	—
Foreign government bonds	40	1	—	41	—	41
Total debt securities with fair value adjustments recorded in other comprehensive income	51,933	218	(15)	52,136	14,930	37,206
Publicly-held equity securities (1)				1,251	—	1,251
Total	$51,933	$218	$(15)	$53,387	$14,930	$38,457
(1)    The balance as of the first quarter of fiscal year 2026 includes an investment in CoreWeave, Inc., or CoreWeave, which was reclassified from non-marketable equity securities to marketable securities following public market trading. The fair value of the investment as of April 27, 2025 was $1 billion and is subject to a short-term restriction on the ability to sell.
Net unrealized losses on investments in publicly-held equity securities held at period end were $222 million for the first quarter of fiscal year 2026. Net unrealized gains on investments in publicly-held equity securities held at period end were not significant for the first quarter of fiscal year 2025.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Jan 26, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
					Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	$18,504	$51	$(29)	$18,526	$2,071	$16,455
Debt securities issued by the U.S. Treasury	16,749	42	(22)	16,769	1,801	14,968
Money market funds	3,760	—	—	3,760	3,760	—
Debt securities issued by U.S. government agencies	2,775	7	(5)	2,777	—	2,777
Foreign government bonds	177	—	—	177	137	40
Certificates of deposit	97	—	—	97	97	—
Total debt securities with fair value adjustments recorded in other comprehensive income	42,062	100	(56)	42,106	7,866	34,240
Publicly-held equity securities				381	—	381
Total	$42,062	$100	$(56)	$42,487	$7,866	$34,621
The following table provides the breakdown of unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position:

	Apr 27, 2025		Jan 26, 2025
	Less than 12 Months		Less than 12 Months
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(In millions)
Debt securities issued by the U.S. Treasury	$6,854	$(4)	$6,315	$(22)
Corporate debt securities	2,775	(10)	5,291	(29)
Debt securities issued by U.S. government agencies	321	(1)	816	(5)
Total	$9,950	$(15)	$12,422	$(56)
Gross unrealized losses related to debt securities in a continuous loss position of twelve months or greater of $66 million and $213 million as of April 27, 2025 and January 26, 2025, respectively, were not significant.
Gross unrealized losses are related to fixed income securities, driven primarily by changes in interest rates.
The amortized cost and estimated fair value of debt securities included in cash equivalents and marketable securities are shown below by contractual maturity.

	Apr 27, 2025		Jan 26, 2025
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(In millions)
Less than one year	$25,756	$25,781	$18,426	$18,450
Due in 1 - 5 years	26,177	26,355	23,636	23,656
Total	$51,933	$52,136	$42,062	$42,106

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Fair Value of Financial Assets and Non-marketable Equity Securities
The fair values of our financial assets are determined using quoted market prices of identical assets or market prices of similar assets from active markets. We review fair value classification on a quarterly basis.

	Pricing Category	Fair Value at
		Apr 27, 2025	Jan 26, 2025

		(In millions)
Assets
Cash equivalents and marketable securities:
Money market funds	Level 1	$6,522	$3,760
Publicly-held equity securities	Level 1	$1,251	$381
Debt securities issued by the U.S. Treasury	Level 2	$23,251	$16,769
Corporate debt securities	Level 2	$20,051	$18,526
Debt securities issued by U.S. government agencies	Level 2	$2,145	$2,777
Certificates of deposit	Level 2	$126	$97
Foreign government bonds	Level 2	$41	$177
Non-marketable Equity Securities
Our non-marketable equity securities are recorded in long-term other assets on our Condensed Consolidated Balance Sheets and valued under the measurement alternative. Gains and losses on these investments, realized and unrealized, are recognized in Other income (expense), net on our Condensed Consolidated Statements of Income.
Adjustments to the carrying value of our non-marketable equity securities during the first quarter of fiscal years 2026 and 2025 were as follows:

	Three Months Ended
	Apr 27, 2025	Apr 28, 2024

	(In millions)
Balance at beginning of period	$3,387	$1,321
Adjustments related to non-marketable equity securities:
Net additions	649	127
Unrealized gains	63	15
Reclassification (1)	(843)	—
Impairments and unrealized losses	(16)	—
Balance at end of period	$3,240	$1,463
(1)    In the first quarter of fiscal year 2026, our investment in CoreWeave was reclassified from non-marketable equity securities to marketable securities following public market trading.
Non-marketable equity securities had cumulative gross unrealized gains of $396 million and $285 million, and cumulative gross unrealized losses and impairments of $110 million and $45 million on securities held as of April 27, 2025 and April 28, 2024, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7 - Amortizable Intangible Assets and Goodwill
The components of our amortizable intangible assets are as follows:

	Apr 27, 2025			Jan 26, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In millions)
Acquisition-related intangible assets	$3,008	$(2,416)	$592	$2,900	$(2,264)	$636
Patents and licensed technology	459	(282)	177	449	(278)	171
Total intangible assets	$3,467	$(2,698)	$769	$3,349	$(2,542)	$807
Amortization expense associated with intangible assets was $159 million and $143 million for the first quarter of fiscal years 2026 and 2025, respectively.
The following table outlines the estimated future amortization expense related to the net carrying amount of intangible assets as of April 27, 2025:

Future Amortization Expense
(In millions)
Fiscal Year:
2026 (excluding the first quarter of fiscal year 2026)	$229
2027	276
2028	123
2029	38
2030	11
2031 and thereafter	92
Total	$769
In the first quarter of fiscal year 2026, goodwill increased by $310 million from acquisitions and was allocated to our Compute & Networking reporting unit.
Note 8 - Balance Sheet Components
We refer to customers who purchase products directly from NVIDIA as direct customers, such as add-in board manufacturers, distributors, original device manufacturers, or ODMs, original equipment manufacturers, or OEMs, and system integrators. We have certain customers that may purchase products directly from NVIDIA and may use either internal resources or third-party system integrators to complete their build. Three direct customers accounted for 27%, 18% and 12% of our accounts receivable balance as of April 27, 2025. Two direct customers accounted for 17% and 16% of our accounts receivable balance as of January 26, 2025.
Certain balance sheet components are as follows:

	Apr 27, 2025	Jan 26, 2025

Inventories:	(In millions)
Raw materials	$2,525	$3,408
Work in process	5,339	3,399
Finished goods	3,469	3,273
Total inventories (1)	$11,333	$10,080
(1)    We recorded an inventory provision of $2.3 billion in cost of revenue, including $1.9 billion for H20 product inventory for the first quarter of fiscal year 2026. The $1.9 billion inventory provision for H20 product inventory is part of the overall $4.5 billion charge associated with H20 product excess inventory and purchase obligations; the remaining portion is included in excess inventory purchase obligation liabilities. We recorded an inventory provision of $210 million in cost of revenue for the first quarter of fiscal year 2025.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Property and Equipment:
Property, equipment and intangible assets acquired by assuming related liabilities for the first quarter of fiscal years 2026 and 2025 were $408 million and $147 million, respectively.

	Apr 27, 2025	Jan 26, 2025

Other Assets (Long Term):	(In millions)
Non-marketable equity securities	$3,240	$3,387
Prepaid supply and capacity agreements (1)	2,079	1,747
Income tax receivable	895	750
Prepaid royalties	334	340
Other	240	201
Total other assets	$6,788	$6,425
(1)    Prepaid supply and capacity agreements of $2.1 billion and $3.3 billion were included in Prepaid expenses and other current assets as of April 27, 2025 and January 26, 2025, respectively.

	Apr 27, 2025	Jan 26, 2025

Accrued and Other Current Liabilities:	(In millions)
Taxes payable	$5,672	$881
Excess inventory purchase obligations (1)	4,310	2,095
Customer program accruals	4,261	4,880
Product warranty and return provisions	2,168	1,373
Deferred revenue (2)	1,074	837
Accrued payroll and related expenses	748	848
Unsettled share repurchases	306	132
Operating leases	300	288
Licenses and royalties	144	175
Other	228	228
Total accrued and other current liabilities	$19,211	$11,737
(1)    We recorded excess inventory purchase obligation charges of $3.0 billion in cost of revenue, including $2.6 billion for H20 product orders for the first quarter of fiscal year 2026. The $2.6 billion excess inventory purchase obligation charge for H20 product orders is part of the overall $4.5 billion charge associated with H20 product excess inventory and purchase obligations; the remaining portion is included in Inventories. We recorded excess inventory purchase obligation charges of $183 million in cost of revenue for the first quarter of fiscal year 2025.

(2)    Includes customer advances and unearned revenue related to hardware support, software support, cloud services, and license and development arrangements. The balance as of April 27, 2025 and January 26, 2025 included $287 million and $81 million of customer advances, respectively.

	Apr 27, 2025	Jan 26, 2025

Other Long-Term Liabilities:	(In millions)
Income tax payable (1)	$2,509	$2,188
Deferred income tax	1,082	886
Deferred revenue (2)	1,004	976
Licenses payable	112	116
Other	177	79
Total other long-term liabilities	$4,884	$4,245
(1)    Income tax payable is comprised of unrecognized tax benefits and related interest and penalties.

(2)    Includes unearned revenue related to hardware support, software support and cloud services.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Deferred Revenue
The following table shows the changes in short- and long-term deferred revenue during the first quarter of fiscal years 2026 and 2025:

	Three Months Ended
	Apr 27, 2025	Apr 28, 2024

	(In millions)
Balance at beginning of period	$1,813	$1,337
Deferred revenue additions (1)	6,493	553
Revenue recognized (2)	(6,228)	(341)
Balance at end of period	$2,078	$1,549
(1)    Deferred revenue additions includes $6.2 billion and $157 million of customer advances for the first quarter of fiscal years 2026 and 2025, respectively.

(2)    Revenue recognized includes $6.0 billion and $123 million related to customer advances for the first quarter of fiscal years 2026 and 2025, respectively.
We recognized revenue of $265 million and $188 million in the first quarter of fiscal years 2026 and 2025, respectively, that were included in the prior year end deferred revenue balance.
As of April 27, 2025, revenue related to remaining performance obligations from contracts greater than one year in length was $1.8 billion, which includes $1.6 billion from deferred revenue and $160 million which has not yet been billed nor recognized as revenue. Approximately 39% of revenue from contracts greater than one year in length will be recognized over the next twelve months.
Note 9 - Derivative Financial Instruments
We utilize foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. The foreign currency forward contracts for operating expenses are designated as accounting hedges. Gains or losses on the contracts are recorded in accumulated other comprehensive income or loss and reclassified to operating expense when the related operating expenses are recognized in earnings. During the first quarter of fiscal years 2026 and 2025, the impact of foreign currency forward contracts designated as accounting hedges on other comprehensive income or loss was not significant and all such instruments were determined to be highly effective.
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
The table below presents the notional value of our foreign currency contracts outstanding:

	Apr 27, 2025	Jan 26, 2025

	(In millions)
Designated as accounting hedges	$1,477	$1,424
Not designated as accounting hedges	$988	$1,297
The unrealized gains and losses or fair value of our foreign currency contracts were not significant as of April 27, 2025 and January 26, 2025.
As of April 27, 2025, all foreign currency contracts mature within eighteen months. The expected realized gains and losses deferred into accumulated other comprehensive income or loss related to foreign currency forward contracts within the next twelve months were not significant.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 10 - Debt
Long-Term Debt

	Expected Remaining Term (years)	Effective Interest Rate	Carrying Value at
			Apr 27, 2025	Jan 26, 2025

			(In millions)
3.20% Notes Due 2026	1.4	3.31%	$1,000	$1,000
1.55% Notes Due 2028	3.1	1.64%	1,250	1,250
2.85% Notes Due 2030	4.9	2.93%	1,500	1,500
2.00% Notes Due 2031	6.1	2.09%	1,250	1,250
3.50% Notes Due 2040	14.9	3.54%	1,000	1,000
3.50% Notes Due 2050	24.9	3.54%	2,000	2,000
3.70% Notes Due 2060	35.0	3.73%	500	500
Unamortized debt discount and issuance costs			(36)	(37)
Net long-term carrying amount			$8,464	$8,463
As of April 27, 2025 and January 26, 2025, the estimated fair value of debt was $7.3 billion and $7.2 billion, respectively. The estimated fair values are based on Level 2 inputs.
Our notes are unsecured senior obligations. Existing and future liabilities of our subsidiaries will be effectively senior to the notes. Our notes pay interest semi-annually. We may redeem each of our notes prior to maturity, subject to a make-whole premium. The maturity of the notes is calendar year.
As of April 27, 2025, we complied with the required covenants, which are non-financial in nature, under the outstanding notes.
Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of April 27, 2025, we had no commercial paper outstanding.
Note 11 - Commitments and Contingencies
Purchase Obligations
Our purchase obligations reflect our commitment to purchase components used to manufacture our products, including long-term supply and capacity agreements, certain software and technology licenses, other goods and services and long-lived assets.
As of April 27, 2025, we had outstanding inventory purchase and long-term supply and capacity obligations totaling $29.8 billion, an increase from the prior year led by commitments, capacity and components for our Blackwell architecture. We enter into agreements with contract manufacturers that allow them to procure inventory based upon our defined criteria, and in certain instances, these agreements are cancellable, able to be rescheduled, or adjustable for our business needs prior to placing firm orders. Though, changes to these agreements may result in additional costs. Other non-inventory purchase obligations were $13.7 billion, including $10.6 billion of multi-year cloud service agreements. We expect our cloud service agreements to primarily be used to support our research and development efforts, as well as our DGX Cloud offerings.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Total future purchase commitments as of April 27, 2025 are as follows:

Purchase Commitments
(In millions)
Fiscal Year:
2026 (excluding the first quarter of fiscal year 2026)	$31,445
2027	5,923
2028	3,110
2029	2,072
2030	752
2031 and thereafter	218
Total	$43,520
Accrual for Product Warranty Liabilities
The estimated amount of product warranty liabilities was $2.1 billion and $1.3 billion as of April 27, 2025 and January 26, 2025, respectively. The estimated product returns and product warranty activity consisted of the following:

	Three Months Ended
	Apr 27, 2025	Apr 28, 2024
	(In millions)
Balance at beginning of period	$1,290	$306
Additions	870	234
Utilization	(80)	(8)
Balance at end of period	$2,080	$532
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
Litigation
Securities Class Action and Derivative Lawsuits
The plaintiffs in the putative securities class action lawsuit, captioned 4:18-cv-07669-HSG, initially filed on December 21, 2018 in the United States District Court for the Northern District of California, and titled In Re NVIDIA Corporation Securities Litigation, filed an amended complaint on May 13, 2020. The amended complaint asserted that NVIDIA and certain NVIDIA executives violated Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and SEC Rule 10b-5, by making materially false or misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand between May 10, 2017 and November 14, 2018. Plaintiffs also alleged that the NVIDIA executives who they named as defendants violated Section 20(a) of the Exchange Act. Plaintiffs sought class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees and expert fees, and further relief as the Court may deem just and proper. On March 2, 2021, the district court granted NVIDIA’s motion to dismiss the complaint without leave to amend, entered judgment in favor of NVIDIA and closed the case. On March 30, 2021, plaintiffs filed an appeal from judgment in the United States Court of Appeals for the Ninth Circuit, case number 21-15604. On August 25, 2023, a majority of a three-judge Ninth Circuit panel affirmed in part and reversed in part the district court’s dismissal of the case, with a third judge dissenting on the basis that the district court did not err in dismissing the case. On November 15, 2023, the Ninth Circuit denied NVIDIA’s petition for rehearing en banc of the Ninth Circuit panel’s majority decision to reverse in part the dismissal of the case, which NVIDIA had filed on October 10, 2023. On December 5, 2023, the Ninth Circuit granted NVIDIA’s motion to stay the mandate pending NVIDIA’s petition for a writ of certiorari in the Supreme Court of the United States and the Supreme Court’s final disposition of the matter. NVIDIA filed a petition for a writ of certiorari on March 4, 2024. On June 17, 2024, the Supreme Court of the United States granted NVIDIA’s petition for a writ of certiorari. After briefing and argument, the Supreme Court dismissed NVIDIA’s writ of certiorari as improvidently granted on December 11, 2024, and issued judgment on January 13, 2025. On February 20, 2025, the Ninth Circuit’s judgment, entered August 25, 2023 and corrected August 28, 2023, took effect, and the case was remanded to the district court for further proceedings.

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
The putative derivative actions initially filed September 24, 2019 and pending in the United States District Court for the District of Delaware, Lipchitz v. Huang, et al. (Case No. 1:19-cv-01795-MN) and Nelson v. Huang, et. al. (Case No. 1:19-cv-01798-MN), were stayed pending resolution of the plaintiffs’ appeal in the In Re NVIDIA Corporation Securities Litigation action. On February 5, 2025, after the Supreme Court issued its judgment dismissing the Company’s petition for writ of certiorari as improvidently granted in the In Re NVIDIA Corporation Securities Litigation action, the district court extended the stay for 30 days while the parties discuss next steps and ordered the parties to file a joint status report by March 7, 2025. On March 7, 2025, the district court adopted the parties' stipulation to extend the stay until the final and complete resolution of the In Re NVIDIA Corporation Securities Litigation action. The lawsuits assert claims, purportedly on behalf of us, against certain officers and directors of the Company for breach of fiduciary duty, unjust enrichment, insider trading, misappropriation of information, corporate waste and violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act based on the dissemination of allegedly false, and misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand. The plaintiffs seek unspecified damages and other relief, including disgorgement of profits from the sale of NVIDIA stock and unspecified corporate governance measures.

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
Accounting for Loss Contingencies
As of April 27, 2025, there are no accrued contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while reasonably possible, are not probable. Further, any possible loss or range of loss in these matters cannot be reasonably estimated at this time. We are engaged in legal actions not described above arising in the ordinary course of business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.
Note 12 - Shareholders’ Equity
Capital Return Program
We repurchased 126 million and 99 million shares of our common stock for $14.5 billion and $8.0 billion during the first quarter of fiscal years 2026 and 2025, respectively. As of April 27, 2025, we were authorized, subject to certain specifications, to repurchase up to $24.3 billion of our common stock.
From April 28, 2025 through May 23, 2025, we repurchased 19 million shares for $2.3 billion pursuant to a pre-established trading plan. Our share repurchase program aims to offset dilution from shares issued to employees while maintaining adequate liquidity to meet our operating requirements. We may pursue additional share repurchases as we weigh market factors and other investment opportunities.
We paid cash dividends to our shareholders of $244 million and $98 million during the first quarter of fiscal years 2026 and 2025, respectively. The payment of future cash dividends is subject to our Board of Directors' continuing determination that the declaration of dividends is in the best interests of our shareholders.
Note 13 - Segment Information
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

	Compute & Networking	Graphics	All Other	Consolidated

	(In millions)
Three Months Ended Apr 27, 2025
Revenue	$39,589	$4,473	$—	$44,062
Other segment items (1)	17,535	2,833
Operating income (loss)	$22,054	$1,640	$(2,056)	$21,638

Three Months Ended Apr 28, 2024
Revenue	$22,675	$3,369	$—	$26,044
Other segment items (1)	5,628	2,128
Operating income (loss)	$17,047	$1,241	$(1,379)	$16,909
(1)    Other segment items for the Compute & Networking and Graphics reportable segments primarily include product costs and inventory provisions, compensation and benefits excluding stock-based compensation expense, compute and infrastructure expenses, and engineering development costs.
Depreciation and amortization expense attributable to our Compute and Networking segment for the first quarter of fiscal years 2026 and 2025 was $296 million and $146 million, respectively. Depreciation and amortization expense attributable to our Graphics segment for the first quarter of fiscal years 2026 and 2025 was $109 million and $86 million, respectively. Acquisition-related intangible amortization expense is not allocated to either Compute & Networking or Graphics for purposes of making operating decisions or assessing financial performance and is included in “All Other”.

	Three Months Ended
	Apr 27, 2025	Apr 28, 2024

	(In millions)
Reconciling items included in "All Other" category:
Stock-based compensation expense	$(1,474)	$(1,011)
Unallocated cost of revenue and operating expenses	(419)	(229)
Acquisition-related and other costs	(160)	(140)
Other	(3)	1
Total	$(2,056)	$(1,379)

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Revenue by geographic area is based upon the billing location of the customer. The end customer and shipping location may be different from our customer’s billing location.

	Three Months Ended
	Apr 27, 2025	Apr 28, 2024

	(In millions)
Geographic Revenue based upon Customer Billing Location:
United States	$20,739	$13,496
Singapore (1)	9,017	4,037
Taiwan	7,158	4,373
China (including Hong Kong)	5,522	2,491
Other	1,626	1,647
Total revenue	$44,062	$26,044
(1)    Singapore represented 20% of the first quarter of fiscal year 2026 total revenue based upon customer billing location. Customers use Singapore to centralize invoicing while our products are almost always shipped elsewhere. Over 99% of controlled Data Center compute revenue billed to Singapore was for orders from U.S.-based customers. Controlled Data Center compute refers to the following NVIDIA products, and any others we develop that meet the characteristics of Export Control Classification Numbers 3A090.a or 4A090.a, including but not limited to: A100, A800, H100, H200, H800, B100, B200, GB200, L4, L40S, and RTX 6000 Ada.
Revenue from sales to customers outside of the United States accounted for 53% and 48% of total revenue for the first quarter of fiscal years 2026 and 2025, respectively.
We refer to customers who purchase products directly from NVIDIA as direct customers, such as add-in board manufacturers, distributors, ODMs, OEMs, and system integrators. We have certain customers that may purchase products directly from NVIDIA and may use either internal resources or third-party system integrators to complete their build. We also have indirect customers, who purchase products through our direct customers; indirect customers include cloud service providers, or CSPs, consumer internet companies, enterprises, and public sector entities.
Sales to one direct customer, Customer A, represented 16% of total revenue and sales to a second direct customer, Customer B, represented 14% of total revenue for the first quarter of fiscal year 2026, both of which were attributable to the Compute & Networking segment. Sales to two direct customers represented 11% and 13% of total revenue for the first quarter of fiscal year 2025, both of which were attributable to the Compute & Networking segment.
The following table summarizes revenue by specialized markets:

	Three Months Ended
	Apr 27, 2025	Apr 28, 2024

	(In millions)
Revenue by End Market:
Data Center	$39,112	$22,563
Compute	34,155	19,392
Networking	4,957	3,171
Gaming	3,763	2,647
Professional Visualization	509	427
Automotive	567	329
OEM and Other	111	78
Total revenue	$44,062	$26,044
Note 14 - Leases
Our lease obligations primarily consist of operating leases for our headquarters' campus and domestic and international offices and data centers, with lease periods expiring between fiscal years 2026 and 2041.
Future minimum lease obligations under our non-cancelable lease agreements as of April 27, 2025 were as follows:

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Operating Lease Obligations
(In millions)
Fiscal Year:
2026 (excluding the first quarter of fiscal year 2026)	$274
2027	346
2028	349
2029	308
2030	233
2031 and thereafter	611
Total	2,121
Less imputed interest	300
Present value of net future minimum lease payments	1,821
Less short-term operating lease liabilities	300
Long-term operating lease liabilities	$1,521
Between the second quarter of fiscal year 2026 and fiscal year 2030, we expect to commence leases with future obligations of $7.4 billion primarily of data center and office operating leases, with lease terms of 2 to 15.5 years.
Operating lease expenses were $101 million and $80 million for the first quarter of fiscal years 2026 and 2025, respectively. Short-term and variable lease expenses for the first quarter of fiscal years 2026 and 2025 were not significant.
Other information related to leases was as follows:

	Three Months Ended
	Apr 27, 2025	Apr 28, 2024

	(In millions)
Supplemental cash flows information
Operating cash flow used for operating leases	$96	$69
Operating lease assets obtained in exchange for lease obligations	$98	$250
As of April 27, 2025, our operating leases have a weighted average remaining lease term of 6.7 years and a weighted average discount rate of 4.27%. As of January 26, 2025, our operating leases had a weighted average remaining lease term of 6.5 years and a weighted average discount rate of 4.16%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections based on management’s beliefs and assumptions and on information currently available to management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 26, 2025 in greater detail under the heading “Risk Factors” of such reports. Given these risks, uncertainties, and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and understand that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

All references to “NVIDIA,” “we,” “us,” “our” or the “Company” mean NVIDIA Corporation and its subsidiaries.
© 2025 NVIDIA Corporation. All rights reserved.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the risk factors set forth in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 26, 2025 and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and our Condensed Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC, before deciding to purchase, hold, or sell shares of our common stock.
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
Our two operating segments are "Compute & Networking" and "Graphics," as described in Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Recent Developments, Future Objectives and Challenges
Revenue growth in the first quarter of fiscal year 2026 was driven by data center compute and networking platforms for accelerated computing and AI solutions. Our Blackwell GPU revenue ramp continued during the quarter, extending beyond large cloud service providers to include consumer internet companies and regional cloud service providers.
On April 9, 2025, the U.S. government, or USG, informed us that it requires a license for export to China (including Hong Kong and Macau) and D:5 countries, or to companies headquartered or with an ultimate parent therein, of our H20 integrated circuits and any other circuits achieving the H20’s memory bandwidth, interconnect bandwidth, or combination thereof. As a result of these new requirements, we incurred a $4.5 billion charge in the first quarter of fiscal year 2026 associated with H20 excess inventory and purchase obligations as the demand for H20 products diminished. The $4.5 billion charge was less than what we initially anticipated as we were able to re-use certain materials. Sales of our H20 products were $4.6 billion for the first quarter of fiscal year 2026 prior to the new export licensing requirements. The H20 export licensing requirements have impacted our current revenue and will also negatively affect our future revenue. We are still evaluating our limited options to supply Data Center compute products compliant with the USG’s export control rules. The export controls applicable to China are complex and address a variety of parameters, including the total processing performance of a chip, the “performance density” of a chip, the interconnect bandwidth of a chip, and the memory bandwidth of a chip. We may be unable to create a competitive product for China’s data center market that receives approval from the USG. In that event, we would effectively be foreclosed from competing in China's data center computing/compute market, with a material and adverse impact on our business, operating results, and financial condition.

We believe the China AI market to be a significant opportunity and the existing and new export controls will greatly hinder our ability to address this opportunity and will continue to impact our revenue and operational results.
We continue to execute Data Center compute product introductions, bringing new advanced architectures on a one-year product cadence. We expect to begin shipping samples and production units of our new Blackwell Ultra platforms in the second quarter of fiscal year 2026. Our product transitions and sophisticated system configurations may create challenges in managing supply and demand. This could result in revenue volatility, quality or production issues, increased inventory provisions, warranty costs, or product delays. Customers may postpone purchasing existing products due to frequent new releases or may adopt new technologies more gradually than anticipated, affecting our revenue timing and supply chain expenses.
The recent rise of high-quality open-source foundation models is making advanced AI capabilities broadly accessible. Open-source AI is becoming increasingly important across the ecosystem and it is dependent on developer adoption. If the most widely adopted open-source models are developed or deployed on our competitors’ platforms, it could significantly weaken the influence of our platform, reduce developer engagement, and limit demand for our products and services. Future demand for our platform will depend on our ability to support, scale, and optimize the next generation of AI models—including open-source large language models—across our full stack of software and hardware offerings.
The availability of data centers, energy, and capital to support the buildout of NVIDIA AI infrastructure by our customers is crucial, and any shortage of these resources could impact our future revenue and financial performance.
In January 2025, the USG published the “AI Diffusion” IFR in the Federal Register. After a 120-day delayed compliance period, the IFR would have imposed a worldwide licensing requirement on all products classified under Export Control Classification Numbers, or ECCNs, 3A090.a, 4A090.a, or corresponding .z ECCNs, including all related software and technology. The licensing requirement would have applied to our most popular data center products, such as our H200 and GB200. In May 2025, the USG announced that it would rescind the AI Diffusion IFR and implement a replacement rule. The scope, timing, and requirements of the forthcoming rule remain uncertain. The replacement rule may impose new restrictions on our products or operations and/or add license requirements that could have a material impact on our business, operating results, and financial condition.
Changes in global trade policies, including the new export controls and tariffs, have increased the complexity and cost of our supply chain and may continue to do so. Ongoing uncertainty regarding the scope and application of such measures may adversely affect investment decisions by us and our partners, disrupt supply chain operations, and impact the timing and volume of customer purchases due to challenges in forecasting future costs and demand.
We plan to increase our U.S.-based manufacturing and invest in specialized equipment and processes to support domestic production. This move is expected to strengthen our supply chain, boost resiliency and redundancy, and meet the growing demand for AI infrastructure. Our ability to increase manufacturing capabilities will depend on the domestic manufacturing ecosystem's capacity to ramp production supply to the required volume and on a timely basis.
Macroeconomic factors, including tariffs, inflation, interest rate changes, capital market volatility, global supply chain constraints, and global economic and geopolitical developments, have direct and indirect impacts on our results of operations, particularly demand for our products. While difficult to isolate and quantify, these macroeconomic factors impact our supply chain and manufacturing costs, employee wages, costs for capital equipment and value of our investments. Our product and solution pricing generally does not fluctuate with short-term changes in our costs. Within our supply chain, we continuously manage product availability and costs with our vendors.
Refer to “Item 1A. Risk Factors” for a discussion of these factors and other risks.
First Quarter of Fiscal Year 2026 Summary

	Three Months Ended				Quarter-over-Quarter Change		Year-over-Year Change
	Apr 27, 2025	Jan 26, 2025	Apr 28, 2024

	($ in millions, except per share data)
Revenue	$44,062	$39,331	$26,044		12%		69%
Gross margin	60.5%	73.0%	78.4%	(12.5)	pts	(17.9)	pts
Operating expenses	$5,030	$4,689	$3,497		7%		44%
Operating income	$21,638	$24,034	$16,909		(10)%		28%
Net income	$18,775	$22,091	$14,881		(15)%		26%
Net income per diluted share	$0.76	$0.89	$0.60		(15)%		27%

On April 9, 2025, we were informed by the USG that a license is required for exports of our H20 products into the China market. As a result of these new requirements, we incurred a $4.5 billion charge in the first quarter of fiscal year 2026 associated with H20 excess inventory and purchase obligations as the demand for H20 products diminished. The $4.5 billion charge was less than what we initially anticipated as we were able to re-use certain materials. Sales of our H20 products were $4.6 billion for the first quarter of fiscal year 2026 prior to the new export licensing requirements. The H20 export licensing requirements have impacted our current revenue and will also negatively affect our future revenue.
Revenue was $44.1 billion, up 69% from a year ago and up 12% sequentially.
Data Center revenue was $39.1 billion, up 73% from a year ago and up 10% sequentially. The strong year-on-year and sequential growth was driven by demand for our accelerated computing platform used for large language models, recommendation engines, and generative and agentic AI applications. We saw our Blackwell architecture ramp expand to all customer categories, while large cloud service providers remained our largest at just under 50% of Data Center revenue. Data Center compute revenue was $34.2 billion, up 76% from a year ago and up 5% sequentially. Networking revenue was $5.0 billion, up 56% from a year ago and up 64% sequentially, driven by the growth of NVLink compute fabric in our GB200 systems and continued adoption of Ethernet for AI solutions at cloud service providers and consumer internet companies.
Gaming revenue was up 42% from a year ago and up 48% sequentially, driven by sales of our Blackwell architecture.
Professional Visualization revenue was up 19% from a year ago and flat sequentially. The increase from a year ago was driven by broader adoption of Ada RTX workstation GPUs, addressing workflows in AI acceleration, real-time graphics rendering and data simulation.
Automotive revenue was up 72% from a year ago and down 1% sequentially. The increase from a year ago was driven by sales of our self-driving platforms.
Gross margin decreased from a year ago and sequentially, primarily due to a $4.5 billion charge associated with H20 excess inventory and purchase obligations and the initial ramp of more sophisticated systems within Data Center.
Operating expenses were up 44% from a year ago and up 7% sequentially. The year-on-year increase was primarily driven by higher compensation and benefits expenses due to employee growth and compensation increases, and compute, infrastructure and engineering development costs for new product introductions. The sequential increase was primarily driven by higher compensation and benefits due to compensation increases and employee growth.
Financial Information by Business Segment and Geographic Data
Refer to Note 13 of the Notes to the Condensed Consolidated Financial Statements for disclosure regarding segment information.
Critical Accounting Policies and Estimates
Refer to Part II, Item 7, "Critical Accounting Policies and Estimates" of our Annual Report on Form 10-K for the fiscal year ended January 26, 2025. There have been no material changes to our Critical Accounting Policies and Estimates.

Results of Operations
The following table sets forth, for the periods indicated, certain items in our Condensed Consolidated Statements of Income expressed as a percentage of revenue.

	Three Months Ended
	Apr 27, 2025	Apr 28, 2024
Revenue	100.0%	100.0%
Cost of revenue	39.5	21.6
Gross profit	60.5	78.4
Operating expenses
Research and development	9.1	10.4
Sales, general and administrative	2.4	3.0
Total operating expenses	11.5	13.4
Operating income	49.0	65.0
Interest income	1.2	1.4
Interest expense	(0.1)	(0.2)
Other income (expense), net	(0.4)	0.3
Total other income (expense), net	0.7	1.5
Income before income tax	49.7	66.5
Income tax expense	7.1	9.2
Net income	42.6%	57.3%
Revenue by Reportable Segments

	Three Months Ended
	Apr 27, 2025	Apr 28, 2024	$ Change	% Change

	($ in millions)
Compute & Networking	$39,589	$22,675	$16,914	75%
Graphics	4,473	3,369	1,104	33%
Total	$44,062	$26,044	$18,018	69%
Operating Income by Reportable Segments

	Three Months Ended
	Apr 27, 2025	Apr 28, 2024	$ Change	% Change

	($ in millions)
Compute & Networking	$22,054	$17,047	$5,007	29%
Graphics	1,640	1,241	399	32%
All Other	(2,056)	(1,379)	(677)	49%
Total	$21,638	$16,909	$4,729	28%
Compute & Networking revenue – The year over year increase in the first quarter of fiscal year 2026 was driven by demand for our accelerated computing platform used for large language models, recommendation engines, and generative and agentic AI applications. Revenue from Data Center computing grew 76% year-on-year compared to the first quarter of fiscal year 2025, driven by demand for our Blackwell computing platform. Revenue from Data Center networking grew 56% year-on-year compared to the first quarter of fiscal year 2025 driven by the growth of NVLink compute fabric in our GB200 systems and continued adoption of Ethernet for AI solutions at cloud service providers and consumer internet companies.
Graphics revenue – The year over year increase in the first quarter of fiscal year 2026 was driven by sales of our Blackwell architecture.

Reportable segment operating income – The year over year increase in Compute & Networking segment operating income in the first quarter of fiscal year 2026 was driven by growth in revenue, partially offset by a $4.5 billion charge associated with H20 excess inventory and purchase obligations. The year over year increase in Graphics segment operating income in the first quarter of fiscal year 2026 was driven by growth in revenue.
All Other operating loss – The year over year increase in the first quarter of fiscal year 2026 was due to an increase in stock-based compensation expense reflecting employee growth.
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
Direct Customers – Sales to one direct customer, Customer A, represented 16% of total revenue and sales to a second direct customer, Customer B, represented 14% of total revenue for the first quarter of fiscal year 2026, both of which were attributable to the Compute & Networking segment. Sales to two direct customers represented 11% and 13% of total revenue for the first quarter of fiscal year 2025, both of which were attributable to the Compute & Networking segment.
Indirect Customers – Indirect customer revenue is an estimation based upon multiple factors including customer purchase order information, product specifications, internal sales data, and other sources. Actual indirect customer revenue may differ from our estimates. For the first quarter of fiscal year 2026, two indirect customers which primarily purchase our products through system integrators and distributors, including through Direct Customers A and B, are estimated to represent 10% or more of total revenue, attributable to the Compute & Networking segment.
We estimate that in the first quarter of fiscal year 2026, an AI research and deployment company contributed to a meaningful amount of our revenue, through one of the above indirect customers and through other indirect customers that provide cloud services.
We have experienced periods where we receive a significant amount of our revenue from a limited number of customers, and this trend may continue.
Revenue by geographic region is designated based on the billing location even if the revenue may be attributable to indirect customers in a different location. Revenue from sales to customers outside of the United States accounted for 53% and 48% of total revenue for the first quarter of fiscal years 2026 and 2025, respectively.
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
Gross margins decreased to 60.5% for the first quarter of fiscal year 2026 compared to 78.4% for the first quarter of fiscal year 2025, primarily due to a $4.5 billion charge associated with H20 excess inventory and purchase obligations and the initial ramp of more sophisticated systems within Data Center.
Provisions for inventory and excess inventory purchase obligations totaled $5.3 billion, including $4.5 billion associated with H20 excess inventory and purchase obligations, and $393 million for the first quarter of fiscal years 2026 and 2025, respectively. Sales of previously reserved inventory and settlements of excess inventory purchase obligations resulted in a provision release of $436 million and $114 million for the first quarter of fiscal years 2026 and 2025, respectively. The net effect of provisions for inventory and excess inventory purchase obligations on our gross margin was an unfavorable impact of 11.0% and 1.1% in the first quarter of fiscal years 2026 and 2025, respectively.

Operating Expenses

	Three Months Ended
	Apr 27, 2025	Apr 28, 2024	$ Change	% Change

	($ in millions)
Research and development expenses	$3,989	$2,720	$1,269	47%
Sales, general and administrative expenses	1,041	777	264	34%
Total operating expenses	$5,030	$3,497	$1,533	44%
The increase in research and development expenses for the first quarter of fiscal year 2026 was driven by a 34% increase in compensation and benefits, including stock-based compensation, reflecting employee growth and compensation increases, a 70% increase in compute and infrastructure, and a 182% increase in engineering development costs for new product introductions.
The increase in sales, general and administrative expenses for the first quarter of fiscal year 2026 were primarily driven by compensation and benefits, including stock-based compensation, reflecting employee growth and compensation increases.
Total Other Income (Expense), Net

	Three Months Ended
	Apr 27, 2025	Apr 28, 2024	$ Change

	($ in millions)
Interest income	$515	$359	$156
Interest expense	(63)	(64)	1
Other income (expense), net	(180)	75	(255)
Total other income (expense), net	$272	$370	$(98)
The increase in interest income for the first quarter of fiscal year 2026 was primarily due to growth in cash, cash equivalents, and debt securities.
Interest expense is comprised of coupon interest and debt discount amortization related to our notes.
Other income (expense), net consists of realized or unrealized gains and losses from investments in non-marketable equity securities, publicly-held equity securities, and the impact of changes in foreign currency rates. The change in Other income (expense), net, compared to the first quarter of fiscal year 2025, was primarily driven by unrealized losses in our publicly-held equity securities due to fair value volatility in our investments, particularly CoreWeave and Arm, Inc. Refer to Notes 5 and 6 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our investments in non-marketable equity securities and publicly-held equity securities.
Income Taxes
Income tax expense was $3.1 billion and $2.4 billion for the first quarter of fiscal years 2026 and 2025, respectively. Income tax as a percentage of income before income tax was an expense of 14.3% and 13.9% for the first quarter of fiscal years 2026 and 2025, respectively.
The effective tax rate increased primarily due to a lower tax benefit from stock-based compensation, partially offset by an increase in tax benefit from the foreign-derived intangible income deduction.
Given our current and possible future earnings, we believe that we may release the valuation allowance associated with certain state deferred tax assets in the near term, which would decrease our income tax expense for the period the release is recorded. The timing and amount of the valuation allowance release could vary based on our assessment of all available information.
Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources

	Apr 27, 2025	Jan 26, 2025

	(In millions)
Cash and cash equivalents	$15,234	$8,589
Marketable securities	38,457	34,621
Cash, cash equivalents and marketable securities	$53,691	$43,210

	Three Months Ended
	Apr 27, 2025	Apr 28, 2024

	(In millions)
Net cash provided by operating activities	$27,414	$15,345
Net cash used in investing activities	$(5,216)	$(5,693)
Net cash used in financing activities	$(15,553)	$(9,345)
Our investment policy requires the purchase of highly-rated fixed income securities, the diversification of investment types and credit exposures, and certain maturity limits on our portfolio.
Cash provided by operating activities increased in the first quarter of fiscal year 2026 compared to the first quarter of fiscal year 2025, due to higher revenue and timing of cash collections.
Cash used in investing activities decreased in the first quarter of fiscal year 2026 compared to the first quarter of fiscal year 2025, primarily driven by lower net purchases of marketable securities, partially offset by higher purchases of property and equipment.
Cash used in financing activities increased in the first quarter of fiscal year 2026 compared to the first quarter of fiscal year 2025, mainly due to higher share repurchases.
Liquidity
Our primary sources of liquidity include cash, cash equivalents, marketable securities, and cash generated by our operations. As of April 27, 2025, we had $53.7 billion in cash, cash equivalents, and marketable securities. We believe that we have sufficient liquidity to meet our operating requirements for at least the next twelve months and thereafter for the foreseeable future, including our future supply obligations and share purchases. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance future capital requirements.
Our marketable securities consist of publicly-held equity securities, debt securities issued by the U.S. government and its agencies, highly-rated corporations and financial institutions, and foreign government entities, as well as certificates of deposit issued by highly-rated financial institutions. These marketable securities are primarily denominated in U.S. dollars. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Except for approximately $1.7 billion of cash, cash equivalents, and marketable securities held outside the U.S. for which we have not accrued any related foreign or state taxes if we repatriate these amounts to the U.S., substantially all of our cash, cash equivalents and marketable securities held outside the U.S. at the end of the first quarter of fiscal year 2026 are available for use in the U.S. without incurring additional U.S. federal income taxes. We plan to make two estimated federal and state tax payments in the second quarter of fiscal year 2026, a substantial increase as compared with no estimated tax payments in the first quarter of fiscal year 2026.
Capital Return to Shareholders
We repurchased 126 million shares of our common stock for $14.5 billion during the first quarter of fiscal years 2026. As of April 27, 2025, we were authorized, subject to certain specifications, to repurchase up to $24.3 billion of our common stock.
From April 28, 2025 through May 23, 2025, we repurchased 19 million shares for $2.3 billion pursuant to a pre-established trading plan. Our share repurchase program aims to offset dilution from shares issued to employees while maintaining adequate liquidity to meet our operating requirements. We may pursue additional share repurchases as we weigh market factors and other investment opportunities.
We paid cash dividends to our shareholders of $244 million and $98 million during the first quarter of fiscal years 2026 and 2025, respectively. The payment of future cash dividends is subject to our Board of Directors' continuing determination that the declaration of dividends is in the best interests of our shareholders.

The U.S. Inflation Reduction Act of 2022 requires a 1% excise tax on certain share repurchases in excess of shares issued for employee compensation made after December 31, 2022. The excise tax is included in our share repurchase cost and was not material for the first quarter of fiscal years 2026 and 2025.
Outstanding Indebtedness and Commercial Paper Program
Our aggregate debt maturities as of April 27, 2025, by year payable, are as follows:

Apr 27, 2025

(In millions)
Due in one to five years	$3,750
Due in five to ten years	1,250
Due in greater than ten years	3,500
Unamortized debt discount and issuance costs	(36)
Net long-term carrying amount	$8,464
We have a $575 million commercial paper program to support general corporate purposes. As of April 27, 2025, we had no commercial paper outstanding.
Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Material Cash Requirements and Other Obligations
Unrecognized tax benefits were $2.5 billion, which includes related interest and penalties, were recorded in non-current income tax payable as of April 27, 2025. We are unable to estimate the timing of any potential tax liability, interest payments, or penalties in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions. Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information.
Other than the contractual obligations described above, there were no material changes outside the ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 26, 2025. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended January 26, 2025 for a description of our contractual obligations. For a description of our long-term debt, purchase obligations, and operating lease obligations, refer to Notes 10, 11, and 14 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, respectively.
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
Financial market risks related to investment and interest rate risk are described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 26, 2025. As of April 27, 2025, there have been no material changes to the financial market risks described as of January 26, 2025.
Foreign Exchange Rate Risk
The impact of foreign currency transactions related to foreign exchange rate risk is described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 26, 2025. As of April 27, 2025, there have been no material changes to the foreign exchange rate risks described as of January 26, 2025.

Item 4. Controls and Procedures
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of April 27, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the first quarter of fiscal year 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing a phased upgrade of our enterprise resource planning, or ERP, system to update our existing core financial systems. The ERP system is designed to accurately maintain our financial records used to report operating results. We will continue to evaluate each quarter whether there are changes that materially affect our internal control over financial reporting.
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
Part II. Other Information
Item 1. Legal Proceedings
Refer to Part I, Item 1, Note 11 of the Notes to Condensed Consolidated Financial Statements for a discussion of significant developments in our legal proceedings since January 26, 2025. Also refer to Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended January 26, 2025 for a prior discussion of our legal proceedings.
Item 1A. Risk Factors
Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 26, 2025.
Purchasing or owning NVIDIA common stock involves investment risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 26, 2025, and below. Any one of those risks could harm our business, financial condition and results of operations or reputation, which could cause our stock price to decline. Additional risks, trends and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations or reputation.
Long manufacturing lead times and uncertain supply and capacity availability, combined with a failure to estimate customer demand accurately, has led and could lead to mismatches between supply and demand.
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
Challenges in estimating demand could become more pronounced or volatile in the future on both a global and regional basis. Extended lead times may occur if we experience other supply constraints caused by natural disasters, pandemics or other events. In addition, geopolitical tensions, such as those involving Taiwan and China, which comprise a significant portion of our revenue and where we have suppliers, contract manufacturers, and assembly partners who are critical to our supply continuity, could have a material adverse impact on us. Publicly announced intentions by governments or other companies to purchase our products can further complicate our demand estimates, as such announcements are often non-binding and may not result in committed volumes.
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
We plan to increase our U.S.-based manufacturing and invest in specialized equipment and processes to support domestic production. Our ability to increase manufacturing capabilities will depend on the domestic manufacturing ecosystem's capacity to ramp production supply to the required volume timely. Delays or shortfalls could impact our ability to meet demand.
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
We are subject to laws and regulations domestically and worldwide, affecting our operations in areas including, but not limited to, IP ownership and infringement; taxes; import and export requirements and tariffs; anti-corruption, including the Foreign Corrupt Practices Act; business acquisitions; foreign exchange controls and cash repatriation restrictions; foreign ownership and investment; data privacy requirements; competition and antitrust; advertising; employment; product regulations; cybersecurity; environmental, health, and safety requirements; the responsible use of AI; sustainability; cryptocurrency; and consumer laws. Compliance with such requirements can be onerous and expensive, could impact our competitive position, and may negatively impact our business operations and ability to manufacture and ship our products. There can be no assurance that our employees, contractors, suppliers, customers or agents will not violate applicable laws or the policies, controls, and procedures that we have designed to help ensure compliance with such laws, and violations could result in fines, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Changes to the laws, rules and regulations to which we are subject, or changes to their interpretation and enforcement, could lead to materially greater compliance and other costs, and/or further restrictions on our ability to manufacture and supply our products and operate our business. For example, we may face increased compliance costs as a result of changes or increases in antitrust legislation, regulation, administrative rule making, increased focus from regulators on cybersecurity vulnerabilities and risks. Our position in markets relating to AI has led to increased interest in our business from regulators worldwide, including the European Union, the United States, the United Kingdom, South Korea, Japan, and China. For example, the French Competition Authority collected information from us regarding our business and competition in the graphics card and CSP market as part of an ongoing inquiry into competition in those markets. We have also received, and continue to receive, broad requests for information from competition regulators in the European Union, the United States, the United Kingdom, China, and South Korea regarding our sales of GPUs and other NVIDIA products, our efforts to allocate supply, foundation models and our investments, partnerships and other agreements with companies developing foundation models, the markets in which we compete and our competition, our strategies, roadmaps, and efforts to develop, market, and sell hardware, software, and system solutions, and our agreements with customers, suppliers, and partners. We expect to receive additional requests for information in the future. Such requests have been and are likely to be expensive and burdensome and could negatively impact our business and our relationships with customers, suppliers, and partners.
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
Such restrictions could include additional unilateral or multilateral export controls on certain products or technology, including but not limited to AI technologies. As geopolitical tensions have increased, semiconductors associated with AI, including GPUs and related products, are increasingly the focus of export control restrictions proposed by stakeholders in the U.S. and its allies. The United States has imposed unilateral worldwide controls restricting GPUs and associated products, and it is likely that additional unilateral or multilateral controls will be adopted. Such controls have been and may again be very broad in scope and application, prohibit us from exporting our products to any or all customers in one or more markets, and could negatively impact our manufacturing, testing and warehousing locations and options, or could impose other conditions that limit our ability to serve demand abroad and could negatively and materially impact our business, revenue and financial results. Export controls targeting GPUs and semiconductors associated with AI, which have been imposed and are increasingly likely to be further tightened, would further restrict our ability to export our technology, products, or services even though competitors may not be subject to similar restrictions, creating a competitive disadvantage for us and negatively impacting our business and financial results. Export controls targeting GPUs and semiconductors associated with AI have subjected and may in the future subject downstream users of our products to additional restrictions on the use, resale, repair, or transfer of our products, negatively impacting our business and financial results. Controls could negatively impact our cost and/or ability to provide services such as NVIDIA AI cloud services and could impact the cost and/or ability for our CSPs and customers to provide services to their end customers, even outside China.
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
Increasing use of economic sanctions and export controls has impacted and may in the future impact demand for our products or services, negatively impacting our business and financial results. Reduced demand due to export controls has and could in the future lead to excess inventory or cause us to incur related supply charges. Additional unilateral or multilateral controls are also likely to include deemed export control limitations that negatively impact the ability of our research and development teams to execute our roadmap or other objectives in a timely manner. Additional export restrictions may not only impact our ability to serve overseas markets, but also provoke responses from foreign governments, including China, that negatively impact our supply chain or our ability to provide our products and services to customers in all markets worldwide, which could also substantially reduce our revenue. Regulators in China have inquired about our sales and efforts to supply the China market and our fulfillment of the commitments we entered at the close of our Mellanox acquisition. For example, regulators in China are investigating whether complying with applicable U.S. export controls discriminates unfairly against customers in the China market. If regulators conclude that we have failed to fulfill such commitments or we have violated any applicable law in China, we could be subject to financial penalties, restrictions on our ability to conduct our business, restrictions or other orders regarding our networking business, products, and services, or otherwise impact our operations in China, any of which could have a material and adverse impact on our business, operating results and financial condition.
Over the past three years, we have been subject to a series of shifting and expanding export control restrictions, impacting our ability to serve customers outside the United States.
During the third quarter of fiscal year 2023, the USG announced export restrictions and export licensing requirements targeting China’s semiconductor and supercomputing industries. These restrictions impacted exports of certain chips, as well as software, hardware, equipment and technology used to develop, produce and manufacture certain chips to China (including Hong Kong and Macau) and Russia, and specifically impact our A100 and H100 integrated circuits, DGX or any other systems or boards which incorporate A100 or H100 integrated circuits. During the second quarter of fiscal year 2024, the USG also informed us of an additional licensing requirement for a subset of A100 and H100 products destined to certain customers and other regions, including some countries in the Middle East.
During the third quarter of fiscal year 2024, the USG announced new and updated licensing requirements for exports to China and Country Groups D1, D4, and D5 (including but not limited to, Saudi Arabia, the United Arab Emirates, and Vietnam, but excluding Israel) of our products exceeding certain performance thresholds, including, but not limited to, the A100, A800, H100, H800, L4, L40, L40S RTX 4090, GB200 NVL72, and B200. The licensing requirements also apply to the export of products exceeding certain performance thresholds to a party headquartered in, or with an ultimate parent headquartered in, Country Group D5, including China.
On April 9, 2025, the USG informed us that it requires a license for export to China (including Hong Kong and Macau) and D:5 countries, or to companies headquartered or with an ultimate parent therein, of our H20 integrated circuits and any other circuits achieving the H20’s memory bandwidth, interconnect bandwidth, or combination thereof. As a result of these new requirements, we incurred a $4.5 billion charge in the first quarter of fiscal year 2026 associated with H20 for excess inventory and purchase obligations, as the demand for H20 products diminished.
The export controls applicable to China are complex and address a variety of parameters, including the total processing performance of a chip, the “performance density” of a chip, the interconnect bandwidth of a chip, and the memory bandwidth of a chip. We may be unable to create a competitive product for China’s data center market that receives approval from the USG. In that event, we would effectively be foreclosed from competing in China's data center computing/compute market, with a material and adverse impact on our business, operating results, and financial condition.

In addition to controls targeting D:4 and D:5 countries, the USG has also imposed worldwide export controls impacting our products, and may impose additional controls in the future. On January 15, 2025, the USG published the “AI Diffusion” IFR in the Federal Register. After a 120-day delayed compliance period, the IFR would have imposed a worldwide licensing requirement on all products classified under Export Control Classification Numbers, or ECCNs, 3A090.a, 4A090.a, or corresponding .z ECCNs, including all related software and technology. The licensing requirement would have applied to our most popular data center products, such as our H200 and GB200. The AI Diffusion IFR would have divided the world into three tiers, relegating most countries to “Tier 2” status, and would have created a complex and burdensome scheme for licensing approvals.
In May 2025, the USG announced that it would rescind the AI Diffusion IFR and implement a replacement rule. The scope, timing, and requirements of the forthcoming rule remain uncertain. The replacement rule may impose new restrictions on our products or operations and/or add license requirements that could have a material impact on our business, operating results, and financial condition.
Our competitive position has been harmed by export controls, and our competitive position and future results may be further harmed, over the long term, if there are further changes in the USG’s export controls, including further expansion of the geographic, customer, or product scope of the controls, if customers purchase product from competitors, if customers develop their own internal solution, if we are unable to provide contractual warranty or other extended service obligations, if the USG does not grant licenses in a timely manner or denies licenses to significant customers or if we incur significant transition costs. Even if the USG grants any requested licenses, the licenses may be temporary or impose burdensome conditions that we or our customers or end users cannot or choose not to fulfill. The licensing requirements may benefit certain of our competitors, as the licensing process will make our pre-sale and post-sale technical support efforts more cumbersome and less certain and encourage customers in China to pursue alternatives to our products, including semiconductor suppliers based in China, Europe, and Israel.
Given the increasing strategic importance of AI and rising geopolitical tensions, the USG has changed and may again change the export control rules at any time and further subject a wider range of our products to export restrictions and licensing requirements, negatively impacting our business and financial results. In the event of such change, we may be unable to sell our inventory of such products and may be unable to develop replacement products not subject to the licensing requirements.
For example, the USG has already imposed conditions to limit the ability of foreign firms to create and offer as a service large-scale GPU clusters, for example by imposing license conditions on the use of products to be exported to certain countries, and may impose additional conditions such as requiring chip tracking and throttling mechanisms that could disable or impair GPUs if certain events, including unauthorized system configuration, use, or location, are detected. Such government mandates in chip designs could introduce system vulnerabilities and expose us to significant risk and potential liability, negatively impact demand for our products, and could have a material impact on our business, operating results, and financial condition.
Open-source foundation models are rapidly growing in popularity with developers worldwide. Any regulatory control or other restriction that limits our ability to provide products and services that support third-party applications and models, including applications built on foundation models originating in China such as DeepSeek or Qwen, could have a material impact on our business, operating results, and financial condition.
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
As a result, export controls may negatively impact demand for our products and services not only in China, but also in other markets, such as Europe, Latin America, and Southeast Asia. Export controls increase the risk of investing in U.S.

advanced semiconductor products, because by the time a new product is ready for market, it may be subject to new unilateral export controls restricting its sale, resulting in excess inventory and purchase obligations as we recently experienced with the H20. At the same time, such controls may increase investment in foreign competitors, which would be less likely to be restricted by U.S. controls.
The increasingly complex export controls impose complex and burdensome compliance obligations on our partners, suppliers, and customers. While we seek to strictly comply with all applicable export control regulators, reports of diversion of controlled products may negatively impact our business, relationships with partners and customers, and our reputation. Incorrect allegations that our compliance efforts satisfy the letter but not the “spirit” of the applicable regulations may negatively impact our business, relationships with partners and customers, and our reputation.
In addition to export controls, the USG may impose restrictions on the import and sale of products that incorporate technologies developed or manufactured in whole or in part in China. For example, the USG adopted “Connected Vehicle” restrictions on the import and sale of certain automotive products in the United States, which if adopted and interpreted broadly, could impact our ability to develop and supply solutions for our automotive customers. The USG is also considering restrictions that would limit our ability to support third-party applications and models built on open-source foundation models originating in China. Such restrictions, if implemented, would favor our foreign competitors and negatively impact our business.
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
We repurchased 126 million and 99 million shares of our common stock for $14.5 billion and $8.0 billion during the first quarter of fiscal years 2026 and 2025, respectively. As of April 27, 2025, we were authorized, subject to certain specifications, to repurchase up to $24.3 billion of our common stock.
The repurchases can be made in the open market, in privately negotiated transactions, pursuant to a Rule 10b5-1 trading plan or in structured share repurchase agreements in compliance with Rule 10b-18 of the Exchange Act, subject to market conditions, applicable legal requirements, and other factors. Our share repurchase program may be suspended at any time at our discretion.
We paid cash dividends to our shareholders of $244 million and $98 million during the first quarter of fiscal years 2026 and 2025, respectively. The payment of future cash dividends is subject to our Board of Directors' continuing determination that the declaration of dividends is in the best interests of our shareholders.
The following table presents details of our share repurchase transactions during the first quarter of fiscal year 2026:

Period	Total Number of Shares Purchased (In millions)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (In millions)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In billions)
January 27, 2025 - February 23, 2025	28.6	$128.65	28.6	$35.0
February 24, 2025 - March 23, 2025	28.5	$118.63	28.5	$31.6
March 24, 2025 - April 27, 2025	69.1	$106.27	69.1	$24.3
Total	126.2		126.2

(1)     Average price paid per share includes broker commissions, but excludes our liability under the 1% excise tax on the net amount of our share repurchases required by the Inflation Reduction Act of 2022.
From April 28, 2025 through May 23, 2025, we repurchased 19 million shares for $2.3 billion pursuant to a pre-established trading plan. Our share repurchase program aims to offset dilution from shares issued to employees while maintaining adequate liquidity to meet our operating requirements. We may pursue additional share repurchases as we weigh market factors and other investment opportunities.
Employee Equity Incentive Program Share Withholding
We withhold shares of our common stock associated with net share settlements to cover tax withholding obligations of awards under our employee equity incentive program. During the first quarter of fiscal year 2026, we withheld approximately 13 million shares for a total value of $1.5 billion through net share settlements.
Recent Sales of Unregistered Securities and Use of Proceeds
On March 14, 2025, we acquired a company and agreed to issue to key employees a total of 363,818 shares of our common stock, valued at $44.3 million based on our closing stock price on the acquisition date. The shares will be issued in installments commencing in fiscal year 2026 and through fiscal year 2030.
On March 24, 2025, we acquired a company and issued to key employees a total of 686,446 shares of our common stock, valued at $83.3 million based on our closing stock price on the issuance date.
The above securities were issued in transactions not involving a public offering pursuant to an exemption from registration set forth in Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder).
Item 5. Other Information
The following members of our Board of Directors and/or officers adopted, modified, or terminated a trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Name	Title of Director or Officer	Action	Date	Total Shares of Common Stock to be Sold	Expiration Date
Colette M. Kress	Executive Vice President and Chief Financial Officer	Adoption	March 4, 2025	500,000	March 24, 2026
A. Brooke Seawell	Director	Adoption	March 19, 2025	1,153,049*	July 31, 2025
Jen-Hsun Huang	President, Chief Executive Officer and Director	Adoption	March 20, 2025	6,000,000	December 31, 2025
*    Estimated assuming our closing stock price as of April 25, 2025. The number of shares is based on an estimate because the plan specifies a formulaic dollar amount of shares to be sold.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	Exhibit	Filing Date
10.1+	Variable Compensation Plan - Fiscal Year 2026	8-K	10.1	3/7/2025
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Date: May 28, 2025

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)