Form 10-Q
period 2025-07-27
NVIDIA CORP
filed 2025-08-27
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.001 par value, outstanding as of August 22, 2025, was 24.3 billion.

NVIDIA Corporation
Form 10-Q
For the Quarter Ended July 27, 2025
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
NVIDIA Threads Page (https://www.threads.com/@nvidia)
In addition, investors and others can view NVIDIA videos on YouTube (https://www.YouTube.com/nvidia).
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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jul 27, 2025	Jul 28, 2024	Jul 27, 2025	Jul 28, 2024

Revenue	$46,743	$30,040	$90,805	$56,084
Cost of revenue	12,890	7,466	30,284	13,105
Gross profit	33,853	22,574	60,521	42,979
Operating expenses
Research and development	4,291	3,090	8,280	5,810
Sales, general and administrative	1,122	842	2,163	1,618
Total operating expenses	5,413	3,932	10,443	7,428
Operating income	28,440	18,642	50,078	35,551
Interest income	592	444	1,108	803
Interest expense	(62)	(61)	(124)	(125)
Other income (expense), net	2,236	189	2,055	264
Total other income (expense), net	2,766	572	3,039	942
Income before income tax	31,206	19,214	53,117	36,493
Income tax expense	4,784	2,615	7,920	5,013
Net income	$26,422	$16,599	$45,197	$31,480

Net income per share:
Basic	$1.08	$0.68	$1.85	$1.28
Diluted	$1.08	$0.67	$1.84	$1.27

Weighted average shares used in per share computation:
Basic	24,366	24,578	24,404	24,599
Diluted	24,532	24,848	24,571	24,869

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jul 27, 2025	Jul 28, 2024	Jul 27, 2025	Jul 28, 2024

Net income	$26,422	$16,599	$45,197	$31,480
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Net change in unrealized gain (loss)	(52)	150	87	22
Cash flow hedges:
Change in unrealized gain	31	23	54	20
Reclassification adjustments for net realized gain (loss) included in net income	5	(8)	1	(13)
Net change in unrealized gain	36	15	55	7
Other comprehensive income (loss), net of tax	(16)	165	142	29
Total comprehensive income	$26,406	$16,764	$45,339	$31,509

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In millions)
(Unaudited)

	Jul 27, 2025	Jan 26, 2025
Assets
Current assets:
Cash and cash equivalents	$11,639	$8,589
Marketable securities	45,152	34,621
Accounts receivable, net	27,808	23,065
Inventories	14,962	10,080
Prepaid expenses and other current assets	2,658	3,771
Total current assets	102,219	80,126
Property and equipment, net	9,141	6,283
Operating lease assets	2,084	1,793
Goodwill	5,755	5,188
Intangible assets, net	755	807
Deferred income tax assets	13,570	10,979
Other assets	7,216	6,425
Total assets	$140,740	$111,601

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$9,064	$6,310
Accrued and other current liabilities	15,193	11,737
Total current liabilities	24,257	18,047
Long-term debt	8,466	8,463
Long-term operating lease liabilities	1,831	1,519
Other long-term liabilities	6,055	4,245
Total liabilities	40,609	32,274
Commitments and contingencies - see Note 11
Shareholders’ equity:
Preferred stock	—	—
Common stock	24	24
Additional paid-in capital	11,200	11,237
Accumulated other comprehensive income	170	28
Retained earnings	88,737	68,038
Total shareholders' equity	100,131	79,327
Total liabilities and shareholders' equity	$140,740	$111,601

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
(In millions, except per share data)
Balances as of Apr 27, 2025	24,388	$24	$11,475	$186	$72,158	$83,843
Net income	—	—	—	—	26,422	26,422
Other comprehensive loss	—	—	—	(16)	—	(16)
Issuance of common stock	39	—	—	—	—	—
Tax withholding related to common stock	(13)	—	(1,848)	—	—	(1,848)
Shares repurchased	(67)	—	(59)	—	(9,599)	(9,658)
Cash dividends declared and paid ($0.01 per common share)	—	—	—	—	(244)	(244)
Stock-based compensation	—	—	1,632	—	—	1,632
Balances as of Jul 27, 2025	24,347	$24	$11,200	$170	$88,737	$100,131
Balances as of Apr 28, 2024	24,598	$25	$12,628	$(109)	$36,598	$49,142
Net income	—	—	—	—	16,599	16,599
Other comprehensive income	—	—	—	165	—	165
Issuance of common stock	38	—	—	—	—	—
Tax withholding related to common stock	(11)	—	(1,637)	—	—	(1,637)
Shares repurchased	(63)	—	(38)	—	(6,990)	(7,028)
Cash dividends declared and paid ($0.01 per common share)	—	—	—	—	(246)	(246)
Stock-based compensation	—	—	1,162	—	—	1,162
Balances as of Jul 28, 2024	24,562	$25	$12,115	$56	$45,961	$58,157
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
(In millions, except per share data)
Balances, Jan 26, 2025	24,477	$24	$11,237	$28	$68,038	$79,327
Net income	—	—	—	—	45,197	45,197
Other comprehensive income	—	—	—	142	—	142
Issuance of common stock	89	—	370	—	—	370
Tax withholding related to common stock	(26)	—	(3,380)	—	—	(3,380)
Shares repurchased	(193)	—	(151)	—	(24,010)	(24,161)
Cash dividends declared and paid ($0.02 per common share)	—	—	—	—	(488)	(488)
Fair value of partially vested equity awards assumed in connection with acquisitions	—	—	22	—	—	22
Stock-based compensation	—	—	3,102	—	—	3,102
Balances as of Jul 27, 2025	24,347	$24	$11,200	$170	$88,737	$100,131
Balances, Jan 28, 2024	24,643	$25	$13,109	$27	$29,817	$42,978
Net income	—	—	—	—	31,480	31,480
Other comprehensive income	—	—	—	29	—	29
Issuance of common stock	113	—	285	—	—	285
Tax withholding related to common stock	(32)	—	(3,389)	—	—	(3,389)
Shares repurchased	(162)	—	(71)	—	(14,992)	(15,063)
Cash dividends declared and paid ($0.014 per common share)	—	—	—	—	(344)	(344)
Stock-based compensation	—	—	2,181	—	—	2,181
Balances as of Jul 28, 2024	24,562	$25	$12,115	$56	$45,961	$58,157
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	Jul 27, 2025	Jul 28, 2024
Cash flows from operating activities:
Net income	$45,197	$31,480
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	3,099	2,164
Depreciation and amortization	1,280	843
Deferred income taxes	(2,160)	(3,276)
Gains on non-marketable equity securities and publicly-held equity securities, net	(2,073)	(264)
Other	(196)	(288)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,743)	(4,133)
Inventories	(4,880)	(1,380)
Prepaid expenses and other assets	946	(12)
Accounts payable	2,255	801
Accrued and other current liabilities	3,075	3,314
Other long-term liabilities	979	584
Net cash provided by operating activities	42,779	29,833
Cash flows from investing activities:
Proceeds from maturities of marketable securities	6,252	8,098
Proceeds from sales of marketable securities	487	164
Proceeds from sales of non-marketable equity securities	70	105
Purchases of marketable securities	(14,358)	(15,047)
Purchases related to property and equipment and intangible assets	(3,122)	(1,346)
Purchases of non-marketable equity securities	(995)	(534)
Acquisitions, net of cash acquired	(677)	(317)
Net cash used in investing activities	(12,343)	(8,877)
Cash flows from financing activities:
Proceeds related to employee stock plans	370	285
Payments related to repurchases of common stock	(23,815)	(14,898)
Payments related to employee stock plan taxes	(3,380)	(3,389)
Dividends paid	(488)	(344)
Principal payments on property and equipment and intangible assets	(73)	(69)
Repayment of debt	—	(1,250)
Net cash used in financing activities	(27,386)	(19,665)
Change in cash and cash equivalents	3,050	1,291
Cash and cash equivalents at beginning of period	8,589	7,280
Cash and cash equivalents at end of period	$11,639	$8,571
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$8,451	$7,449
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
Fiscal Year
Fiscal years 2026 and 2025 are both 52-week years ending on the last Sunday in January. The second quarters of fiscal years 2026 and 2025 were both 13-week quarters.
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
Recently Issued Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued a new accounting standard which includes new and updated income tax disclosures, including disaggregation of information in the rate reconciliation and income taxes paid. We will adopt this standard in our fiscal year 2026 annual report. We are currently assessing the effect of the adoption of this standard on our disclosures that will be included in our Form 10-K for the fiscal year ending January 25, 2026.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts capitalized into inventory, as follows:

	Three Months Ended		Six Months Ended
	Jul 27, 2025	Jul 28, 2024	Jul 27, 2025	Jul 28, 2024

	(In millions)
Cost of revenue	$58	$40	$123	$75
Research and development	1,191	832	2,254	1,559
Sales, general and administrative	375	282	722	530
Total	$1,624	$1,154	$3,099	$2,164
Equity Award Activity
The following is a summary of our equity award transactions under our equity incentive plans:

	RSUs, PSUs and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

	(In millions, except per share data)
Balance as of Jan 26, 2025	274	$44.75
Granted	48	$108.52
Vested	(78)	$36.00
Canceled and forfeited	(5)	$52.34
Balance as of Jul 27, 2025	239	$60.19
As of July 27, 2025, aggregate unearned stock-based compensation expense was $14.0 billion, which is expected to be recognized over a weighted average period of 2.2 years for RSUs, PSUs, and market-based PSUs, and one year for ESPP.
Note 3 - Net Income Per Share
The following is the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Six Months Ended
	Jul 27, 2025	Jul 28, 2024	Jul 27, 2025	Jul 28, 2024

	(In millions, except per share data)
Numerator:
Net income	$26,422	$16,599	$45,197	$31,480
Denominator:
Basic weighted average shares	24,366	24,578	24,404	24,599
Dilutive impact of outstanding equity awards	166	270	167	270
Diluted weighted average shares	24,532	24,848	24,571	24,869
Net income per share:
Basic (1)	$1.08	$0.68	$1.85	$1.28
Diluted (2)	$1.08	$0.67	$1.84	$1.27
Anti-dilutive equity awards excluded from diluted net income per share	3	5	60	68
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4 - Income Taxes
Income tax expense was $4.8 billion and $2.6 billion for the second quarter, and $7.9 billion and $5.0 billion for the first half, of fiscal years 2026 and 2025, respectively. Income tax as a percentage of income before income tax was an expense of 15.3% and 13.6% for the second quarter, and 14.9% and 13.7% for the first half, of fiscal years 2026 and 2025, respectively.
The effective tax rate increased primarily due to a lower tax benefit from stock-based compensation, partially offset by an increase in tax benefit from foreign-derived deduction eligible income.
Our effective tax rates for the first half of fiscal years 2026 and 2025 were lower than the U.S. federal statutory rate of 21% primarily due to tax benefits from foreign-derived deduction eligible income, stock-based compensation, income earned in jurisdictions that are subject to taxes at rates lower than the U.S. federal statutory tax rate, and the U.S. federal research tax credit.
In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law and contains several changes to key U.S. federal income tax laws. As of July 27, 2025, we have recognized the tax effects of certain OBBBA provisions, which did not have a material impact on our second quarter.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5 - Cash Equivalents and Marketable Securities
The fair values of our financial assets are determined using quoted market prices of identical assets or market prices of similar assets from active markets. We review fair value classification on a quarterly basis. The following is a summary of cash equivalents and marketable securities:

	Jul 27, 2025
	Pricing Category	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
						Cash Equivalents	Marketable Securities

		(In millions)
Debt securities issued by the U.S. Treasury	Level 2	$23,967	$76	$(11)	$24,032	$3,784	$20,248
Corporate debt securities	Level 2	21,564	81	(9)	21,636	2,214	19,422
Money market funds	Level 1	5,245	—	—	5,245	5,245	—
Debt securities issued by U.S. government agencies	Level 2	2,238	7	(2)	2,243	—	2,243
Certificates of deposit	Level 2	108	—	—	108	108	—
Foreign government bonds	Level 2	40	—	—	40	—	40
Total debt securities with fair value adjustments recorded in other comprehensive income		53,162	164	(22)	53,304	11,351	41,953
Publicly-held equity securities (1)	Level 1				3,199	—	3,199
Total		$53,162	$164	$(22)	$56,503	$11,351	$45,152
(1)    In the first quarter of fiscal year 2026, one investment was reclassified from non-marketable equity securities to marketable securities following public market trading. The fair value of the investment as of July 27, 2025 was $2.8 billion and was subject to a short-term restriction on the ability to sell.
Publicly-held equity securities are subject to market price volatility. Net unrealized gains on investments in publicly-held equity securities held at period end were $1.9 billion and $1.7 billion for the second quarter and first half of fiscal year 2026, respectively. Net unrealized gains on investments in publicly-held equity securities held at period end were $132 million and $181 million for the second quarter and first half of fiscal year 2025, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Jan 26, 2025
	Pricing Category	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
						Cash Equivalents	Marketable Securities

		(In millions)
Corporate debt securities	Level 2	$18,504	$51	$(29)	$18,526	$2,071	$16,455
Debt securities issued by the U.S. Treasury	Level 2	16,749	42	(22)	16,769	1,801	14,968
Money market funds	Level 1	3,760	—	—	3,760	3,760	—
Debt securities issued by U.S. government agencies	Level 2	2,775	7	(5)	2,777	—	2,777
Foreign government bonds	Level 2	177	—	—	177	137	40
Certificates of deposit	Level 2	97	—	—	97	97	—
Total debt securities with fair value adjustments recorded in other comprehensive income		42,062	100	(56)	42,106	7,866	34,240
Publicly-held equity securities	Level 1				381	—	381
Total		$42,062	$100	$(56)	$42,487	$7,866	$34,621
The following table provides the breakdown of unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position:

	Jul 27, 2025		Jan 26, 2025
	Less than 12 Months		Less than 12 Months
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(In millions)
Debt securities issued by the U.S. Treasury	$7,319	$(11)	$6,315	$(22)
Corporate debt securities	3,539	(9)	5,291	(29)
Debt securities issued by U.S. government agencies	768	(2)	816	(5)
Total	$11,626	$(22)	$12,422	$(56)
Gross unrealized losses related to debt securities in a continuous loss position of twelve months or greater, with balances of $15 million and $213 million as of July 27, 2025 and January 26, 2025, respectively, were not significant.
Gross unrealized losses are related to fixed income securities, driven primarily by changes in interest rates.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The estimated fair value of debt securities included in cash equivalents and marketable securities are shown below by contractual maturity.

Jul 27, 2025

(In millions)
Less than one year	$22,521
Due in 1 - 5 years	30,783
Total	$53,304
Note 6 - Fair Value of Non-marketable Equity Securities
Our non-marketable equity securities are recorded in long-term other assets on our Condensed Consolidated Balance Sheets and valued under the measurement alternative. Gains and losses on these investments, realized and unrealized, are recognized in Other income (expense), net on our Condensed Consolidated Statements of Income.
Adjustments to the carrying value of our non-marketable equity securities during the second quarter and first half of fiscal years 2026 and 2025 were as follows:

	Three Months Ended		Six Months Ended
	Jul 27, 2025	Jul 28, 2024	Jul 27, 2025	Jul 28, 2024

	(In millions)
Balance at beginning of period	$3,240	$1,463	$3,387	$1,321
Adjustments related to non-marketable equity securities:
Net additions	299	294	948	421
Unrealized gains	267	77	330	92
Reclassification (1)	(5)	—	(848)	—
Impairments and unrealized losses	(2)	(15)	(18)	(15)
Balance at end of period	$3,799	$1,819	$3,799	$1,819
(1) Represents reclassifications from non-marketable equity securities to marketable securities following public market trading.
Non-marketable equity securities had cumulative gross unrealized gains of $661 million and $362 million, and cumulative gross unrealized losses and impairments of $93 million and $60 million on securities held as of July 27, 2025 and July 28, 2024, respectively.
Note 7 - Amortizable Intangible Assets and Goodwill
The components of our amortizable intangible assets are as follows:

	Jul 27, 2025			Jan 26, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In millions)
Acquisition-related intangible assets	$3,054	$(2,484)	$570	$2,900	$(2,264)	$636
Patents and licensed technology	473	(288)	185	449	(278)	171
Total intangible assets	$3,527	$(2,772)	$755	$3,349	$(2,542)	$807
Amortization expense associated with intangible assets was $84 million and $146 million for the second quarter, and $243 million and $289 million for the first half, of fiscal years 2026 and 2025, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table outlines the estimated future amortization expense related to the net carrying amount of intangible assets as of July 27, 2025:

Future Amortization Expense
(In millions)
Fiscal Year:
2026 (excluding the first half of fiscal year 2026)	$160
2027	300
2028	145
2029	46
2030	11
2031 and thereafter	93
Total	$755
In the first half of fiscal year 2026, goodwill increased by $567 million from acquisitions and was allocated to our Compute & Networking reporting unit.
Note 8 - Balance Sheet Components
We refer to customers who purchase products directly from NVIDIA as direct customers, such as add-in board manufacturers, distributors, original device manufacturers, or ODMs, original equipment manufacturers, or OEMs, and system integrators. We have certain customers that may purchase products directly from NVIDIA and may use either internal resources or third-party system integrators to complete their build. Three direct customers accounted for 23%, 19% and 14% of our accounts receivable balance as of July 27, 2025. Two direct customers accounted for 17% and 16% of our accounts receivable balance as of January 26, 2025.
Certain balance sheet components are as follows:

	Jul 27, 2025	Jan 26, 2025

Inventories:	(In millions)
Raw materials	$1,843	$3,408
Work in process	4,411	3,399
Finished goods	8,708	3,273
Total inventories (1)	$14,962	$10,080
(1)    We recorded an inventory provision of $886 million and $345 million for the second quarter of fiscal years 2026 and 2025, respectively, and $3.2 billion and $555 million for the first half of fiscal years 2026 and 2025, respectively, in cost of revenue.
Property and Equipment:
Property, equipment and intangible assets acquired but not paid for the first half of fiscal years 2026 and 2025 were $1.1 billion and not significant, respectively.

	Jul 27, 2025	Jan 26, 2025

Other Assets (Long Term):	(In millions)
Non-marketable equity securities	$3,799	$3,387
Prepaid supply and capacity agreements (1)	1,776	1,747
Income tax receivable	1,042	750
Prepaid royalties	327	340
Other	272	201
Total other assets	$7,216	$6,425
(1)    $1.8 billion and $3.3 billion were included in short-term Prepaid expenses and other current assets as of July 27, 2025 and January 26, 2025, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Jul 27, 2025	Jan 26, 2025

Accrued and Other Current Liabilities:	(In millions)
Customer program accruals	$4,705	$4,880
Excess inventory purchase obligations (1)	3,154	2,095
Product warranty and return provisions	2,245	1,373
Taxes payable	1,910	881
Accrued payroll and related expenses	1,227	848
Deferred revenue (2)	980	837
Operating leases	301	288
Licenses and royalties	284	175
Unsettled share repurchases	185	132
Other	202	228
Total accrued and other current liabilities	$15,193	$11,737
(1)    We recorded $137 million and $563 million for the second quarter of fiscal years 2026 and 2025, respectively, and $3.1 billion and $746 million for the first half of fiscal years 2026 and 2025, respectively, in cost of revenue

(2)    Includes customer advances and unearned revenue related to hardware support, software support, cloud services, and license and development arrangements. The balance as of July 27, 2025 and January 26, 2025 included $80 million and $81 million of customer advances, respectively.

	Jul 27, 2025	Jan 26, 2025

Other Long-Term Liabilities:	(In millions)
Income tax payable (1)	$3,081	$2,188
Deferred income tax	1,351	886
Deferred revenue (2)	1,055	976
Licenses payable	325	116
Other	243	79
Total other long-term liabilities	$6,055	$4,245
(1)    Primarily comprised of unrecognized tax benefits and related interest and penalties.

(2)    Includes unearned revenue related to hardware support, software support, and cloud services.
Deferred Revenue
The following table shows the changes in short- and long-term deferred revenue during the first half of fiscal years 2026 and 2025:

	Six Months Ended
	Jul 27, 2025	Jul 28, 2024

	(In millions)
Balance at beginning of period	$1,813	$1,337
Deferred revenue additions (1)	8,275	1,478
Revenue recognized (2)	(8,053)	(1,094)
Balance at end of period	$2,035	$1,721
(1)    Includes $7.5 billion and $770 million of customer advances for the first half of fiscal years 2026 and 2025, respectively.

(2)    Includes $7.5 billion and $664 million related to customer advances for the first half of fiscal years 2026 and 2025, respectively.
We recognized revenue of $479 million and $323 million in the first half of fiscal years 2026 and 2025, respectively, that were included in the prior year end deferred revenue balance.
As of July 27, 2025, revenue related to remaining performance obligations from contracts greater than one year in length was $1.9 billion, which includes $1.8 billion from deferred revenue and $118 million which has not yet been billed nor recognized as revenue. Approximately 40% of revenue from contracts greater than one year in length will be recognized over the next twelve months.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9 - Derivative Financial Instruments
We utilize foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. The foreign currency forward contracts for operating expenses are designated as accounting hedges. Gains or losses on the contracts are recorded in accumulated other comprehensive income or loss and reclassified to operating expense when the related operating expenses are recognized in earnings. During the first half of fiscal years 2026 and 2025, the impact of foreign currency forward contracts designated as accounting hedges on other comprehensive income or loss was not significant and all such instruments were determined to be highly effective.
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
The table below presents the notional value of our foreign currency contracts outstanding:

	Jul 27, 2025	Jan 26, 2025

	(In millions)
Designated as accounting hedges	$1,577	$1,424
Not designated as accounting hedges	$939	$1,297
The unrealized gains and losses or fair value of our foreign currency contracts were not significant as of July 27, 2025 and January 26, 2025.
As of July 27, 2025, all foreign currency contracts mature within eighteen months. The expected realized gains and losses deferred into accumulated other comprehensive income or loss related to foreign currency forward contracts within the next twelve months were not significant.
Note 10 - Debt
Long-Term Debt

	Expected Remaining Term (years)	Effective Interest Rate	Carrying Value at
			Jul 27, 2025	Jan 26, 2025

			(In millions)
3.20% Notes Due 2026	1.1	3.31%	$1,000	$1,000
1.55% Notes Due 2028	2.9	1.64%	1,250	1,250
2.85% Notes Due 2030	4.7	2.93%	1,500	1,500
2.00% Notes Due 2031	5.9	2.09%	1,250	1,250
3.50% Notes Due 2040	14.7	3.54%	1,000	1,000
3.50% Notes Due 2050	24.7	3.54%	2,000	2,000
3.70% Notes Due 2060	34.7	3.73%	500	500
Unamortized debt discount and issuance costs			(34)	(37)
Net long-term carrying amount			$8,466	$8,463
As of July 27, 2025 and January 26, 2025, the estimated fair value of debt was $7.4 billion and $7.2 billion, respectively. The estimated fair values are based on Level 2 inputs.
Our notes are unsecured senior obligations. Existing and future liabilities of our subsidiaries will be effectively senior to the notes. Our notes pay interest semi-annually. We may redeem each of our notes prior to maturity, subject to a make-whole premium. The maturity of the notes is calendar year.
As of July 27, 2025, we complied with the required covenants, which are non-financial in nature, under the outstanding notes.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Commercial Paper
We have a $575 million commercial paper program to support general corporate purposes. As of July 27, 2025 and January 26, 2025, we had no commercial paper outstanding.
Note 11 - Commitments and Contingencies
Commitments
Our commitments include obligations to purchase components used to manufacture our products, including certain software and technology licenses, investments, long-lived assets, long-term supply and capacity agreements, multi-year cloud service agreements, and other goods and services.
We enter into agreements with contract manufacturers that allow them to procure inventory based upon our defined criteria, and in certain instances, these agreements are cancellable, able to be rescheduled, or adjustable for our business needs prior to placing firm orders. Though, changes to these agreements may result in additional costs.
Total future commitments as of July 27, 2025 are as follows:

Commitments
(In millions)
Fiscal Year:
2026 (excluding the first half of fiscal year 2026)	$30,930
2027	6,573
2028	3,915
2029	2,736
2030	1,402
2031 and thereafter	218
Total	$45,774
Accrual for Product Warranty Liabilities
The estimated amount of product warranty liabilities was $2.1 billion and $1.3 billion as of July 27, 2025 and January 26, 2025, respectively. The estimated product returns and product warranty activity consisted of the following:

	Three Months Ended		Six Months Ended
	Jul 27, 2025	Jul 28, 2024	Jul 27, 2025	Jul 28, 2024
	(In millions)
Balance at beginning of period	$2,080	$532	$1,290	$306
Additions	220	237	1,090	471
Utilization	(156)	(28)	(236)	(36)
Balance at end of period	$2,144	$741	$2,144	$741
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
The putative derivative actions initially filed September 24, 2019 and pending in the United States District Court for the District of Delaware, Lipchitz v. Huang, et al. (Case No. 1:19-cv-01795-MN) and Nelson v. Huang, et. al. (Case No. 1:19-cv-01798-MN), were stayed pending resolution of the plaintiffs’ appeal in the In Re NVIDIA Corporation Securities Litigation action. On March 7, 2025, after the Supreme Court issued its judgment dismissing the Company’s petition for writ of certiorari as improvidently granted in the In Re NVIDIA Securities Litigation action, the district court adopted the parties' stipulation to extend the stay until the final and complete resolution of the In Re NVIDIA Corporation Securities Litigation action. The lawsuits assert claims, purportedly on behalf of us, against certain officers and directors of the Company for breach of fiduciary duty, unjust enrichment, insider trading, misappropriation of information, corporate waste and violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act based on the dissemination of allegedly false, and misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand. The plaintiffs seek unspecified damages and other relief, including disgorgement of profits from the sale of NVIDIA stock and unspecified corporate governance measures.
Another putative derivative action was filed on October 30, 2023 in the Court of Chancery of the State of Delaware, captioned Horanic v. Huang, et al. (Case No. 2023-1096-KSJM). This lawsuit asserts claims, purportedly on behalf of us, against certain officers and directors of the Company for breach of fiduciary duty and insider trading based on the dissemination of allegedly false and misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand. The plaintiffs seek unspecified damages and other relief, including disgorgement of profits from the sale of NVIDIA stock and reform of unspecified corporate governance measures. On August 11, 2025, the court granted the parties’ stipulation to voluntarily dismiss with prejudice plaintiff City of Westland Police and Fire Retirement System. This derivative matter is stayed pending the final resolution of In Re NVIDIA Corporation Securities Litigation action.
Accounting for Loss Contingencies
As of July 27, 2025, there are no accrued contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while reasonably possible, are not probable. Further, any possible loss or range of loss in these matters cannot be reasonably estimated at this time. We are engaged in legal actions not described above arising in the ordinary course of business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.
Note 12 - Shareholders’ Equity
Capital Return Program

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We repurchased 67 million and 63 million shares of our common stock for $9.7 billion and $7.0 billion during the second quarter of fiscal years 2026 and 2025, respectively, and 193 million and 162 million shares of our common stock for $24.2 billion and $15.1 billion during the first half of fiscal years 2026 and 2025, respectively. As of July 27, 2025, we were authorized, subject to certain specifications, to repurchase up to $14.7 billion of our common stock.
From July 28, 2025 through August 26, 2025, we repurchased 20 million shares for $3.5 billion pursuant to a pre-established trading plan. On August 26, 2025, our Board of Directors approved an additional $60.0 billion in share repurchase authorization, without expiration. As of August 26, 2025, a total of $71.2 billion was available for repurchase.
We paid cash dividends to our shareholders of $244 million and $246 million during the second quarter, and $488 million and $344 million during the first half, of fiscal years 2026 and 2025, respectively. The payment of future cash dividends is subject to our Board of Directors' continuing determination that the declaration of dividends is in the best interests of our shareholders.
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
Certain expenses are not allocated to either Compute & Networking or Graphics for purposes of making operating decisions or assessing financial performance. The expenses include stock-based compensation expense, corporate infrastructure and support costs, acquisition-related and other costs, and other non-recurring charges and benefits that our CODM deems to be enterprise in nature.

Our CODM does not review any information regarding total assets on a reportable segment basis. There are no intersegment transactions. The accounting policies for segment reporting are the same as for our consolidated financial statements. The table below presents details of our reportable segments.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Compute & Networking	Graphics	Total

	(In millions)
Three Months Ended Jul 27, 2025
Revenue	$41,331	$5,412	$46,743
Other segment items (1)	12,968	3,170	16,138
Operating income (loss)	$28,363	$2,242	$30,605

Three Months Ended Jul 28, 2024
Revenue	$26,446	$3,594	$30,040
Other segment items (1)	7,598	2,225	9,823
Operating income (loss)	$18,848	$1,369	$20,217

Six Months Ended Jul 27, 2025
Revenue	$80,920	$9,885	$90,805
Other segment items (1)	30,503	6,003	36,506
Operating income (loss)	$50,417	$3,882	$54,299

Six Months Ended Jul 28, 2024
Revenue	$49,121	$6,963	$56,084
Other segment items (1)	13,225	4,354	17,579
Operating income (loss)	$35,896	$2,609	$38,505
(1)    Other segment items for the Compute & Networking and Graphics reportable segments primarily include product costs and inventory provisions, compensation and benefits excluding stock-based compensation expense, compute and infrastructure expenses, and engineering development costs.
Depreciation and amortization expense attributable to our Compute and Networking segment was $383 million and $161 million for the second quarter, and $684 million and $307 million for the first half, of fiscal years 2026 and 2025, respectively. Depreciation and amortization expense attributable to our Graphics segment was $148 million and $86 million for the second quarter, and $252 million and $171 million for the first half, of fiscal years 2026 and 2025, respectively. Acquisition-related intangible amortization expense is not allocated to either Compute & Networking or Graphics for purposes of making operating decisions or assessing financial performance.
A reconciliation of segment operating income to consolidated income before income tax for the second quarter and first half of fiscal years 2026 and 2025 were as follows:

	Three Months Ended		Six Months Ended
	Jul 27, 2025	Jul 28, 2024	Jul 27, 2025	Jul 28, 2024

	(In millions)
Segment operating income	$30,605	$20,217	$54,299	$38,505
Stock-based compensation expense	(1,624)	(1,154)	(3,099)	(2,164)
Unallocated cost of revenue and operating expenses	(440)	(280)	(859)	(508)
Acquisition-related and other costs	(101)	(141)	(263)	(282)
Interest income	592	444	1,108	803
Interest expense	(62)	(61)	(124)	(125)
Other income (expense), net	2,236	189	2,055	264
Consolidated income before income tax	$31,206	$19,214	$53,117	$36,493

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Revenue by geographic area is based upon the billing location of the customer. The end customer and shipping location may be different from our customer’s billing location.

	Three Months Ended		Six Months Ended
	Jul 27, 2025	Jul 28, 2024	Jul 27, 2025	Jul 28, 2024

	(In millions)
Geographic Revenue based upon Customer Billing Location:
United States	$23,470	$13,022	$44,209	$26,518
Singapore (1)	10,156	5,622	19,173	9,659
Taiwan	8,529	5,740	15,687	10,113
China (including Hong Kong)	2,769	3,667	8,291	6,158
Other	1,819	1,989	3,445	3,636
Total revenue	$46,743	$30,040	$90,805	$56,084
(1)    Singapore represented 22%, and 21% of the second quarter and first half of fiscal year 2026 total revenue based upon customer billing location, respectively. Customers use Singapore to centralize invoicing while our products are almost always shipped elsewhere. Over 99% of controlled Data Center compute revenue billed to Singapore was for orders from U.S.-based customers for the second quarter and first half of fiscal year 2026. Controlled Data Center compute refers to products that meet the characteristics of Export Control Classification Numbers 3A090.a or 4A090.a.
Revenue from sales to customers outside of the United States accounted for 50% and 51% of total revenue for the second quarter and first half of fiscal year 2026, respectively, and 57% and 53% of total revenue for the second quarter and first half of fiscal year 2025, respectively.
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
For the second quarter of fiscal year 2026, sales to one direct customer, Customer A, represented 23% of total revenue; and sales to a second direct customer, Customer B, represented 16% of total revenue, respectively, both of which were attributable to the Compute & Networking segment. For the first half of fiscal year 2026, sales to one direct customer, Customer A, represented 20% of total revenue; and sales to a second direct customer, Customer B, represented 15% of total revenue, respectively, both of which were attributable to the Compute & Networking segment.
Sales to four direct customers represented 14%, 11%, 11%, and 10% of revenue for the second quarter, and sales to three direct customers represented 14%, 10%, and 10% of revenue for the first half, of fiscal year 2025, all of which were attributable to the Compute & Networking segment.
The following table summarizes revenue by specialized markets:

	Three Months Ended		Six Months Ended
	Jul 27, 2025	Jul 28, 2024	Jul 27, 2025	Jul 28, 2024

	(In millions)
Revenue by End Market:
Data Center	$41,096	$26,272	$80,208	$48,835
Compute	33,844	22,604	67,999	41,996
Networking	7,252	3,668	12,209	6,839
Gaming	4,287	2,880	8,050	5,527
Professional Visualization	601	454	1,110	881
Automotive	586	346	1,153	675
OEM and Other	173	88	284	166
Total revenue	$46,743	$30,040	$90,805	$56,084

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 14 - Leases
Our lease obligations primarily consist of operating leases for our offices and data centers, with lease periods expiring between fiscal years 2026 and 2041.
Future minimum lease obligations under our non-cancelable lease agreements as of July 27, 2025 were as follows:

Operating Lease Obligations
(In millions)
Fiscal Year:
2026 (excluding the first half of fiscal year 2026)	$174
2027	418
2028	397
2029	353
2030	277
2031 and thereafter	925
Total	2,544
Less imputed interest	412
Present value of net future minimum lease payments	2,132
Less short-term operating lease liabilities	301
Long-term operating lease liabilities	$1,831
Between the third quarter of fiscal year 2026 and fiscal year 2030, we expect to commence leases with future obligations of $7.1 billion primarily of data center leases, with lease terms of 2 to 15 years.
Operating lease expenses were $109 million and $84 million for the second quarter, and $210 million and $164 million for the first half, of fiscal years 2026 and 2025, respectively. Short-term and variable lease expenses for the second quarter and first half of fiscal years 2026 and 2025 were not significant.
Other information related to leases was as follows:

	Six Months Ended
	Jul 27, 2025	Jul 28, 2024

	(In millions)
Supplemental cash flows information
Operating cash flow used for operating leases	$200	$146
Operating lease assets obtained in exchange for lease obligations	$458	$405
As of July 27, 2025, our operating leases have a weighted average remaining lease term of 7.5 years and a weighted average discount rate of 4.35%. As of January 26, 2025, our operating leases had a weighted average remaining lease term of 6.5 years and a weighted average discount rate of 4.16%.

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
Overview
Our Company and Our Businesses
NVIDIA pioneered accelerated computing to help solve the most challenging computational problems. Since our original focus on PC graphics, we have expanded to several other large and important computationally intensive fields. Fueled by the sustained demand for exceptional 3D graphics and the scale of the gaming market, NVIDIA has leveraged its GPU architecture to create platforms for scientific computing, AI, data science, autonomous vehicles, robotics, and digital twin applications.
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
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Recent Developments, Future Objectives and Challenges
Revenue growth in the second quarter and the first half of fiscal year 2026 was driven by data center compute and networking platforms for accelerated computing and AI solutions. Our Blackwell GPU revenue ramp continued during the first half of the year, including our transition to Blackwell Ultra platforms.
In April 2025, the U.S. government, or USG, informed us that a license is required for exports of our H20 product into the China market. As a result of these new requirements, we incurred a $4.5 billion charge in the first quarter of fiscal year 2026 associated with H20 for excess inventory and purchase obligations, as the demand for H20 diminished. In August 2025, the USG granted licenses that would allow us to ship certain H20 products to certain China-based customers, but to date, we have not generated any revenue or shipped any H20 products under those licenses. USG officials have expressed an expectation that the USG will receive 15% of the revenue generated from licensed H20 sales, but to date, the USG has not published a regulation codifying such requirement. In the second quarter, we recognized approximately $650 million of H20 revenue from sales to an unrestricted customer outside of China, resulting in a $180 million release of previously reserved H20 inventory. There were no H20 sales to China-based customers in the second quarter.
We continue to execute Data Center compute product introductions, bringing new advanced architectures on a one-year product cadence. We began shipping production units of our new Blackwell Ultra platforms including GB300 in the second quarter of fiscal year 2026. Our product transitions and sophisticated system configurations may create challenges in managing supply and demand. This could result in revenue volatility, quality or production issues, increased inventory provisions, warranty costs, or product delays. Customers may postpone purchasing existing products due to frequent new releases or may adopt new technologies more gradually than anticipated, affecting our revenue timing and supply chain expenses. The recent rise of high-quality open-source foundation models is making advanced AI capabilities broadly accessible. Open-source AI is becoming increasingly important across the ecosystem and it is dependent on developer adoption. If the most widely adopted open-source models are developed or deployed on our competitors’ platforms, it could significantly weaken the influence of our platform, reduce developer engagement, and limit demand for our products and services. Future demand for our platform will depend on our ability to support, scale, and optimize the next generation of AI models—including open-source large language models—across our full stack of software and hardware offerings.
The availability of data centers, energy, and capital to support the buildout of NVIDIA AI infrastructure by our customers is crucial, and any shortage of these resources could impact our future revenue and financial performance.
In January 2025, the USG published the “AI Diffusion” IFR in the Federal Register. The IFR would have imposed a worldwide licensing requirement on our most popular data center products, such as our H200, GB200 and GB300. In May 2025, the USG announced that it would rescind the AI Diffusion IFR and implement a replacement rule. The scope, timing, and requirements of the forthcoming rule remain uncertain. The replacement rule may impose new restrictions on our products or operations and/or add license requirements that could have a material impact on our business, operating results, and financial condition.

The rapid evolution of global trade policies, such as new export controls and tariffs, has added complexity and increased costs throughout our supply chain, and these challenges are likely to persist. Ongoing uncertainty regarding the scope and application of such measures may adversely affect investment decisions by us and our partners, disrupt supply chain operations, and impact the timing and volume of customer purchases due to challenges in forecasting future costs and demand.
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
Refer to “Item 1A. Risk Factors” for a discussion of these factors and other risks.
Second Quarter of Fiscal Year 2026 Summary

	Three Months Ended				Quarter-over-Quarter Change		Year-over-Year Change
	Jul 27, 2025	Apr 27, 2025	Jul 28, 2024

	($ in millions, except per share data)
Revenue	$46,743	$44,062	$30,040		6%		56%
Gross margin	72.4%	60.5%	75.1%	11.9	pts	(2.7)	pts
Operating expenses	$5,413	$5,030	$3,932		8%		38%
Operating income	$28,440	$21,638	$18,642		31%		53%
Net income	$26,422	$18,775	$16,599		41%		59%
Net income per diluted share	$1.08	$0.76	$0.67		42%		61%
We benefited from a $180 million release of previously reserved H20 inventory related to the sale of approximately $650 million of H20 to an unrestricted customer outside of China. There were no H20 sales to China-based customers in the second quarter of fiscal year 2026.
Revenue was $46.7 billion, up 56% from a year ago and up 6% sequentially.
Data Center revenue was $41.1 billion, up 56% from a year ago and up 5% sequentially. The strong year-on-year and sequential growth was driven by demand for our accelerated computing platform used for large language models, recommendation engines, and generative and agentic AI applications. We continue to ramp our Blackwell architecture, which grew 17% sequentially, including our newest architecture, Blackwell Ultra. We recognized Blackwell revenue across all customer categories, led by large cloud service providers, which represented approximately 50% of Data Center revenue.
Data Center compute revenue was $33.8 billion, up 50% from a year ago. Sequentially, compute revenue declined 1%, driven by a $4.0 billion reduction in H20 sales. Networking revenue was $7.3 billion, up 98% from a year ago and up 46% sequentially, driven by the growth of NVLink compute fabric for GB200 and GB300 systems, the ramp of XDR InfiniBand products, and adoption of Ethernet for AI solutions at cloud service providers and consumer internet companies.
Gaming revenue was up 49% from a year ago and up 14% sequentially, with strong sales and increased supply of our Blackwell product.
Professional Visualization revenue was up 32% from a year ago and up 18% sequentially, driven by the acceleration of Blackwell sales in our Notebook products, addressing AI workflows, real-time graphics rendering and data simulation.
Automotive revenue was up 69% from a year ago and up 3% sequentially, driven by strong adoption of our self-driving platforms.
Gross margin decreased from a year ago as our Blackwell revenue consists primarily of full-scale datacenter systems compared to Hopper HGX systems last year. Gross margin increased sequentially as the prior quarter included a $4.5 billion charge associated with H20 excess inventory and purchase obligations.
Operating expenses were up 38% from a year ago and up 8% sequentially. The increases were primarily driven by compute and infrastructure costs and higher compensation and benefits due to compensation increases and employee growth.
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

	Three Months Ended		Six Months Ended
	Jul 27, 2025	Jul 28, 2024	Jul 27, 2025	Jul 28, 2024
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	27.6	24.9	33.4	23.4
Gross profit	72.4	75.1	66.6	76.6
Operating expenses
Research and development	9.2	10.3	9.1	10.4
Sales, general and administrative	2.4	2.8	2.4	2.9
Total operating expenses	11.6	13.1	11.5	13.3
Operating income	60.8	62.0	55.1	63.3
Interest income	1.3	1.5	1.2	1.4
Interest expense	(0.1)	(0.2)	(0.1)	(0.2)
Other income (expense), net	4.8	0.6	2.3	0.5
Total other income (expense), net	6.0	1.9	3.4	1.7
Income before income tax	66.8	63.9	58.5	65.0
Income tax expense	10.2	8.7	8.7	8.9
Net income	56.6%	55.2%	49.8%	56.1%

Revenue by Reportable Segments

	Three Months Ended				Six Months Ended
	Jul 27, 2025	Jul 28, 2024	$ Change	% Change	Jul 27, 2025	Jul 28, 2024	$ Change	% Change

	($ in millions)
Compute & Networking	$41,331	$26,446	$14,885	56%	$80,920	$49,121	$31,799	65%
Graphics	5,412	3,594	1,818	51%	9,885	6,963	2,922	42%
Total	$46,743	$30,040	$16,703	56%	$90,805	$56,084	$34,721	62%
Operating Income by Reportable Segments

	Three Months Ended				Six Months Ended
	Jul 27, 2025	Jul 28, 2024	$ Change	% Change	Jul 27, 2025	Jul 28, 2024	$ Change	% Change

	($ in millions)
Compute & Networking	$28,363	$18,848	$9,515	50%	$50,417	$35,896	$14,521	40%
Graphics	2,242	1,369	873	64%	$3,882	2,609	1,273	49%
Total	$30,605	$20,217	$10,388	51%	$54,299	$38,505	$15,794	41%
Compute & Networking revenue – The year over year increase in the second quarter and first half of fiscal year 2026 was driven by demand for our accelerated computing platform used for large language models, recommendation engines, and generative and agentic AI applications. Revenue from Data Center computing grew 62% year-on-year compared to the first half of fiscal year 2025, driven by demand for our Blackwell computing platform. Revenue from Data Center networking grew 79% year-on-year compared to the first half of fiscal year 2025 driven by the growth of NVLink compute fabric for GB200 and GB300 systems, the ramp of XDR InfiniBand products, and adoption of Ethernet for AI solutions at cloud service providers and consumer internet companies.
Graphics revenue – The year over year increase in the second quarter and first half of fiscal year 2026 was driven by sales of our Blackwell architecture.
Reportable segment operating income – The year over year increase in Compute & Networking segment operating income in the second quarter of fiscal year 2026 was driven by the growth in revenue. The year over year increase in Compute & Networking segment operating income in the first half of fiscal year 2026 was driven by the growth in revenue, partially offset by a $4.5 billion charge associated with H20 excess inventory and purchase obligations in the first quarter of fiscal year 2026. The year over year increase in Graphics segment operating income in the second quarter and first half of fiscal year 2026 was driven by the growth in revenue.
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
Direct Customers – For the second quarter of fiscal year 2026, sales to one direct customer, Customer A, represented 23% of total revenue; and sales to a second direct customer, Customer B, represented 16% of total revenue, respectively, both of which were attributable to the Compute & Networking segment. For the first half of fiscal year 2026, sales to one direct customer, Customer A, represented 20% of total revenue; and sales to a second direct customer, Customer B, represented 15% of total revenue, respectively, both of which were attributable to the Compute & Networking segment.
Sales to four direct customers represented 14%, 11%, 11%, and 10% of revenue for the second quarter, and sales to three direct customers represented 14%, 10%, and 10% of revenue for the first half, of fiscal year 2025, all of which were attributable to the Compute & Networking segment.
Indirect Customers – Indirect customer revenue is an estimation based upon multiple factors including customer purchase order information, product specifications, internal sales data, and other sources. Actual indirect customer revenue may differ from our estimates. Indirect customers primarily purchase our products through system integrators and distributors. For the second quarter of fiscal year 2026, two indirect customers—primarily purchasing our products through Direct Customers A and B—are each estimated to represent 10% or more of total revenue and attributable to the

Compute & Networking segment. For the first half of fiscal year 2026, one indirect customer—primarily purchasing through Direct Customer A—is estimated to represent 10% or more of total revenue and attributable to the Compute & Networking segment.
We estimate that in the second quarter and first half of fiscal year 2026, an AI research and deployment company contributed to a meaningful amount of our revenue, through various direct and indirect customers.
We have experienced periods where we receive a significant amount of our revenue from a limited number of customers, and this trend may continue.
Revenue by geographic region is designated based on the billing location of direct customers even if the estimated revenue may be attributable to indirect customers in a different location. Revenue from sales to customers outside of the United States accounted for 50% and 51% of total revenue for the second quarter and first half of fiscal year 2026, respectively, and 57% and 53% of total revenue for the second quarter and first half of fiscal year 2025, respectively.
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
Gross margins decreased to 72.4% for the second quarter of fiscal year 2026 compared to 75.1% for the second quarter of fiscal year 2025, and 66.6% for the first half of fiscal year 2026 compared to 76.6% for the first half of fiscal year 2025, as our Blackwell revenue consists primarily of full-scale datacenter systems compared to Hopper HGX systems last year. Gross margin for the first half of fiscal year 2026 was also impacted by a $4.5 billion charge associated with H20 excess inventory and purchase obligations.
Provisions for inventory and excess inventory purchase obligations totaled $1.0 billion and $6.3 billion for the second quarter and first half of fiscal year 2026, respectively, including $4.5 billion associated with H20 excess inventory and purchase obligations for the first quarter of fiscal year 2026. Sales of previously reserved inventory and settlements of excess inventory purchase obligations resulted in a provision release of $501 million and $937 million for the second quarter and first half of fiscal year 2026, respectively. The second quarter of fiscal year 2026 included a provision release of $180 million upon the sale of H20 products outside of the China market. The net effect on our gross margin was an unfavorable impact of 1.1% and 5.9% in the second quarter and first half of fiscal year 2026, respectively.
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
Operating Expenses

	Three Months Ended				Six Months Ended
	Jul 27, 2025	Jul 28, 2024	$ Change	% Change	Jul 27, 2025	Jul 28, 2024	$ Change	% Change

	($ in millions)
Research and development expenses	$4,291	$3,090	$1,201	39%	$8,280	$5,810	$2,470	43%
Sales, general and administrative expenses	1,122	842	280	33%	2,163	1,618	545	34%
Total operating expenses	$5,413	$3,932	$1,481	38%	$10,443	$7,428	$3,015	41%
The increases in research and development expenses for the second quarter and first half of fiscal year 2026 were primarily driven by a 68% and 69% increase in compute and infrastructure, 30% and 32% increase in compensation and benefits, including stock-based compensation, reflecting employee growth and compensation increases, and a 68% and 116% increase in engineering development costs for new product introductions, respectively.
The increases in sales, general and administrative expenses for the second quarter and first half of fiscal year 2026 were primarily driven by compensation and benefits, including stock-based compensation, reflecting employee growth and compensation increases.

Total Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	Jul 27, 2025	Jul 28, 2024	$ Change	Jul 27, 2025	Jul 28, 2024	$ Change

	($ in millions)
Interest income	$592	$444	$148	$1,108	$803	$305
Interest expense	(62)	(61)	(1)	(124)	(125)	1
Other income (expense), net	2,236	189	2,047	2,055	264	1,791
Total other income (expense), net	$2,766	$572	$2,194	$3,039	$942	$2,097
The increase in interest income for the second quarter and first half of fiscal year 2026 was primarily due to growth in cash, cash equivalents, and debt securities.
Interest expense is comprised of coupon interest and debt discount amortization related to our notes.
Other income (expense), net consists of realized or unrealized gains and losses from investments in non-marketable equity securities, publicly-held equity securities, and the impact of changes in foreign currency rates. The change in Other income (expense), net, compared to the second quarter and first half of fiscal year 2025, was primarily driven by unrealized gains in our publicly-held equity securities. Refer to Notes 5 and 6 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our investments in non-marketable equity securities and publicly-held equity securities.
Income Taxes
Income tax expense was $4.8 billion and $2.6 billion for the second quarter, and $7.9 billion and $5.0 billion for the first half, of fiscal years 2026 and 2025, respectively. Income tax as a percentage of income before income tax was an expense of 15.3% and 13.6% for the second quarter, and 14.9% and 13.7% for the first half, of fiscal years 2026 and 2025, respectively.
The effective tax rate increased primarily due to a lower tax benefit from stock-based compensation, partially offset by an increase in tax benefit from foreign-derived deduction eligible income.
In July 2025, the OBBBA was enacted into law and contains several changes to key U.S. federal income tax laws. As of July 27, 2025, we have recognized the tax effects of certain OBBBA provisions, which did not have a material impact on our second quarter. We will continue to evaluate the impact of these legislative changes as tax authorities provide additional guidance and interpretation.
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
Liquidity and Capital Resources

	Jul 27, 2025	Jan 26, 2025

	(In millions)
Cash and cash equivalents	$11,639	$8,589
Marketable securities	45,152	34,621
Cash, cash equivalents and marketable securities	$56,791	$43,210

	Six Months Ended
	Jul 27, 2025	Jul 28, 2024

	(In millions)
Net cash provided by operating activities	$42,779	$29,833
Net cash used in investing activities	$(12,343)	$(8,877)
Net cash used in financing activities	$(27,386)	$(19,665)

Our investment policy requires the purchase of highly-rated fixed income securities, the diversification of investment types and credit exposures, and certain maturity limits on our portfolio.
Cash provided by operating activities increased in the first half of fiscal year 2026 compared to the first half of fiscal year 2025 due to higher revenue.
Cash used in investing activities increased in the first half of fiscal year 2026 compared to the first half of fiscal year 2025, primarily driven by lower maturities of marketable securities and higher purchases of property and equipment.
Cash used in financing activities increased in the first half of fiscal year 2026 compared to the first half of fiscal year 2025, mainly due to higher share repurchases.
Liquidity
Our primary sources of liquidity include cash, cash equivalents, marketable securities, and cash generated by our operations. As of July 27, 2025, we had $56.8 billion in cash, cash equivalents, and marketable securities. We believe that we have sufficient liquidity to meet our operating requirements for at least the next twelve months and thereafter for the foreseeable future, including our future supply obligations. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance future capital requirements.
Our marketable securities consist of publicly-held equity securities, debt securities issued by the USG and its agencies, highly-rated corporations and financial institutions, and foreign government entities, as well as certificates of deposit issued by highly-rated financial institutions. These marketable securities are primarily denominated in U.S. dollars. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Except for approximately $1.7 billion of cash, cash equivalents, and marketable securities held outside the U.S. for which we have not accrued any related foreign or state taxes if we repatriate these amounts to the U.S., substantially all of our cash, cash equivalents and marketable securities held outside the U.S. at the end of the first half of fiscal year 2026 are available for use in the U.S. without incurring additional U.S. federal income taxes. We made two estimated federal tax payments in the second quarter of fiscal year 2026, as compared with no estimated tax payments in the first quarter of fiscal year 2026. We are evaluating the full effects of the OBBBA on our cash tax position.
Capital Return to Shareholders
We repurchased 67 million and 193 million shares of our common stock for $9.7 billion and $24.2 billion during the second quarter and first half of fiscal year 2026, respectively. As of July 27, 2025, we were authorized, subject to certain specifications, to repurchase up to $14.7 billion of our common stock.
From July 28, 2025 through August 26, 2025, we repurchased 20 million shares for $3.5 billion pursuant to a pre-established trading plan. On August 26, 2025, our Board of Directors approved an additional $60.0 billion in share repurchase authorization, without expiration. As of August 26, 2025, a total of $71.2 billion was available for repurchase. We may execute repurchases from time to time, subject to market conditions, operating requirements and other investment opportunities, in the open market, in privately negotiated transactions, pursuant to a Rule 10b5-1 trading plan or in structured share repurchase agreements in compliance with Rule 10b-18 of the Exchange Act. Our share repurchase program may be suspended at any time at our discretion.
We paid cash dividends to our shareholders of $244 million and $488 million during the second quarter and first half of fiscal year 2026, respectively. The payment of future cash dividends is subject to our Board of Directors' continuing determination that the declaration of dividends is in the best interests of our shareholders.
The U.S. Inflation Reduction Act of 2022 requires a 1% excise tax on certain share repurchases in excess of shares issued for employee compensation made after December 31, 2022. The excise tax is included in our share repurchase cost and was not material for the second quarter and first half of fiscal years 2026 and 2025.

Outstanding Indebtedness and Commercial Paper Program
Our aggregate debt maturities as of July 27, 2025, by year payable, are as follows:

Jul 27, 2025

(In millions)
Due in one to five years	$3,750
Due in five to ten years	1,250
Due in greater than ten years	3,500
Unamortized debt discount and issuance costs	(34)
Net long-term carrying amount	$8,466
We have a $575 million commercial paper program to support general corporate purposes. As of July 27, 2025, we had no commercial paper outstanding.
Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Material Cash Requirements and Other Obligations
Unrecognized tax benefits were $2.9 billion, which includes related interest and penalties, were recorded in non-current income tax payable as of July 27, 2025. We are unable to estimate the timing of any potential tax liability, interest payments, or penalties in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions. Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information.
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
Financial market risks related to investment and interest rate risk are described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 26, 2025. Our marketable equity securities consist of publicly-held equity securities, while our non-marketable equity securities are investments in privately-held companies.
Publicly-held equity securities are subject to market price volatility. A hypothetical 10% decrease in our publicly-held equity securities would decrease the fair value of the publicly-held equity securities balance as of July 27, 2025 by $320 million.
Non-marketable equity securities are measured based on cost minus impairment, if any, and are adjusted for observable price changes in orderly transactions for an identical or similar investment in the same issuer. Valuations of our non-marketable equity securities are inherently complex due to the lack of readily available market data and observable transactions, and impact of macroeconomic factors.
For a description of our equity investments, refer to Notes 5 and 6 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, respectively.

Foreign Exchange Rate Risk
The impact of foreign currency transactions related to foreign exchange rate risk is described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 26, 2025. As of July 27, 2025, there have been no material changes to the foreign exchange rate risks described as of January 26, 2025.
Item 4. Controls and Procedures
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of July 27, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the second quarter of fiscal year 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing a phased upgrade of our enterprise resource planning, or ERP, system to update our existing core financial systems. The ERP system is designed to accurately maintain our financial records used to report operating results. We will continue to evaluate each quarter whether there are changes that materially affect our internal control over financial reporting.
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
Item 1A. Risk Factors
Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 26, 2025 and Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2025.

Purchasing or owning NVIDIA common stock involves investment risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 26, 2025, and Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2025, and below. Any one of those risks could harm our business, financial condition and results of operations or reputation, which could cause our stock price to decline. Additional risks, trends and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations or reputation.
We may not be able to realize the potential benefits of business investments or acquisitions, and we may not be able to successfully integrate acquired companies, which could hurt our ability to grow our business, develop new products or sell our products.
We acquire and invest in businesses that offer products, services and technologies that we believe will help expand or enhance our strategic objectives. Acquisitions or investments involve significant challenges and risks and could impair our ability to grow our business, develop new products or sell our products and ultimately could have a negative impact on our financial results. If we pursue a particular transaction, we may limit our ability to enter into other transactions that could help us achieve our other strategic objectives. If we are unable to timely complete acquisitions, including due to delays and challenges in obtaining regulatory approvals, we may be unable to pursue other transactions, we may not be able to retain critical talent from the target company, technology may evolve and make the acquisition less attractive, and other changes can take place, which could reduce the anticipated benefits of the transaction and negatively impact our business. Regulators could also impose conditions that reduce the ultimate value of our acquisitions. In addition, to the extent that our perceived ability to consummate acquisitions is harmed, future acquisitions may be more difficult, complex or expensive. Our investments in publicly traded and private companies could create volatility and fluctuations in our results. These investments may generate realized and unrealized gains or losses and we could realize losses up to the value of the investments. In addition, we have invested and may continue to invest in private companies to further our strategic objectives and to support certain key business initiatives. These companies can include early-stage companies still defining their strategic direction. Many of the securities in which we invest are non-marketable and illiquid at the time of our initial investment, and we are not always able to achieve a return. To the extent any of the companies in which we invest are not successful, we could recognize an impairment and/or lose all or part of our investment. Our investment portfolio contains industry sector concentration risks, and a decline in any one or multiple industry sectors could increase our impairment losses.
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

During the third quarter of fiscal year 2024, the USG announced new and updated licensing requirements for exports to China and Country Groups D:1, D:4, and D:5 (including but not limited to, Saudi Arabia, the United Arab Emirates, and Vietnam, but excluding Israel) of our products exceeding certain performance thresholds, including, but not limited to, the A100, A800, H100, H800, L4, L40, L40S RTX 4090, GB200 NVL72, and B200. The licensing requirements also apply to the export of products exceeding certain performance thresholds to a party headquartered in, or with an ultimate parent headquartered in, Country Group D5, including China.

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

In addition to controls targeting D:1, D:4 and D:5 countries, the USG has also imposed worldwide export controls impacting our products, and may impose additional controls in the future.

On January 15, 2025, the USG published the “AI Diffusion” IFR in the Federal Register. The IFR would have imposed a worldwide licensing requirement on our data center products, such as our H200, GB200 and GB300. The AI Diffusion IFR would have divided the world into three tiers, relegating most countries to “Tier 2” status, and would have created a complex and burdensome scheme for licensing approvals.

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

In August 2025, the USG granted licenses that would allow us to ship certain H20 products to certain China-based customers, but to date, we have not generated any revenue or shipped any H20 products under those licenses. USG officials have expressed an expectation that the USG will receive 15% of the revenue generated from licensed H20 sales, but to date, the USG has not published a regulation codifying such requirement. Any request for a percentage of the revenue by the USG may subject us to litigation, increase our costs, and harm our competitive position and benefit competitors that are not subject to such arrangements.

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

For example, the USG has already imposed conditions to limit the ability of foreign firms to create and offer as a service large-scale GPU clusters, for example by imposing license conditions on the use of products to be exported to certain countries, and may impose additional conditions such as requiring chip tracking and throttling mechanisms that could disable or impair GPUs if certain events, including unauthorized system configuration, use, or location, are detected. Such government mandates in chip designs could introduce system vulnerabilities and expose us to significant risk and potential liability, negatively impact demand for our products, and could have a material impact on our business, operating results, and financial condition. Even if not enacted into binding legislation, draft bills have impacted and may in the future negatively impact our business. For example, following U.S. legislative proposals calling for mandatory features in our chips, China’s government publicly questioned whether our H20 products have built-in vulnerabilities, discouraging customers from purchasing our products. We provided a public response explaining that our GPUs, including H20, do not include such built-in vulnerabilities, and will respond to any follow-up questions we receive.
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

As a result, export controls have in the past and may in the future negatively impact demand for our products and services not only in China, but also in other markets, such as Europe, Latin America, and Southeast Asia. Export controls increase the risk of investing in U.S. advanced semiconductor products, because by the time a new product is ready for market, it may be subject to new unilateral export controls restricting its sale, resulting in excess inventory and purchase obligations as we recently experienced with the H20. At the same time, such controls may increase investment in foreign competitors, which would be less likely to be restricted by U.S. controls.

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

Additionally, restrictions imposed by the Chinese government on the duration of gaming activities and access to games may adversely affect our Gaming revenue, and increased oversight of digital platform companies may adversely affect our Data Center revenue. The Chinese government has and may continue to encourage customers to purchase from our China-based competitors, or impose restrictions on the sale to certain customers of our products, or any products containing components made by our partners and suppliers. For example, the Chinese government announced restrictions relating to certain sales of products containing certain products made by Micron, a supplier of ours. As another example, an agency of the Chinese government announced an Action Plan that endorses new standards regarding the compute performance per watt and per memory bandwidth of accelerators used in new and renovated data centers in China. If the Chinese government modifies or implements the Action Plan in a way that effectively prevents us from being able to design products to meet the new standard, this may restrict the ability of customers to use some of our data center products and may have a material and adverse impact on our business, operating results and financial condition. Further restrictions on our products or the products of our suppliers could negatively impact our business and financial results.

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

We repurchased 67 million and 193 million shares of our common stock for $9.7 billion and $24.2 billion during the second quarter and first half of fiscal year 2026, respectively. As of July 27, 2025, we were authorized, subject to certain specifications, to repurchase up to $14.7 billion of our common stock.
We paid cash dividends to our shareholders of $244 million and $488 million during the second quarter and first half of fiscal year 2026, respectively. The payment of future cash dividends is subject to our Board of Directors' continuing determination that the declaration of dividends is in the best interests of our shareholders.
The following table presents details of our share repurchase transactions during the second quarter of fiscal year 2026:

Period	Total Number of Shares Purchased (In millions)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (In millions)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In billions)
April 28, 2025 - May 25, 2025	19.2	$120.61	19.2	$22.0
May 26, 2025 - June 22, 2025	18.1	$141.61	18.1	$19.4
June 23, 2025 - July 27, 2025	29.2	$161.65	29.2	$14.7
Total	66.5		66.5
(1)     Average price paid per share includes broker commissions, but excludes our liability under the 1% excise tax on the net amount of our share repurchases required by the Inflation Reduction Act of 2022.
From July 28, 2025 through August 26, 2025, we repurchased 20 million shares for $3.5 billion pursuant to a pre-established trading plan. On August 26, 2025, our Board of Directors approved an additional $60.0 billion in share repurchase authorization, without expiration. As of August 26, 2025, a total of $71.2 billion was available for repurchase.
We may execute repurchases from time to time, subject to market conditions, operating requirements and other investment opportunities, in the open market, in privately negotiated transactions, pursuant to a Rule 10b5-1 trading plan or in structured share repurchase agreements in compliance with Rule 10b-18 of the Exchange Act. Our share repurchase program may be suspended at any time at our discretion.
Employee Equity Incentive Program Share Withholding
We withhold shares of our common stock associated with net share settlements to cover tax withholding obligations of awards under our employee equity incentive program. During the second quarter and first half of fiscal year 2026, we withheld approximately 13 million and 26 million shares, respectively, for a total value of $1.9 billion and $3.4 billion, respectively, through net share settlements.
Recent Sales of Unregistered Securities and Use of Proceeds
On June 13, 2025, we acquired a company and agreed to issue to key employees a total of 387,158 shares of our common stock, valued at $55 million based on our closing stock price on the acquisition date. The shares will be issued in installments commencing in fiscal year 2027 and through fiscal year 2031.
On June 17, 2025, we acquired a company and issued to key employees a total of 89,338 shares of our common stock, valued at $13 million based on our closing stock price on the issuance date.
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
Item 5. Other Information
The following members of our Board of Directors and/or officers adopted, modified, or terminated a trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a Rule 10b5-1 Trading Arrangement:

Name	Title of Director or Officer	Action	Date	Total Shares of Common Stock to be Sold
A. Brooke Seawell	Director	Termination	July 14, 2025	1,153,049*
*The Rule 10b5-1 Trading Arrangement was adopted on March 19, 2025 for sales through July 31, 2025, with an estimated formulaic number of shares. 770,522 shares were actually sold under the Rule 10b5-1 Trading Arrangement prior to termination.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1+*	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Deferred Restricted Stock Unit Grant Notice and Deferred Restricted Stock Unit Agreement (2025)
10.2+*	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (2025)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Date: August 27, 2025

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)