Form 10-Q
period 2025-10-26
NVIDIA CORP
filed 2025-11-19
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 26, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.001 par value, outstanding as of November 14, 2025, was 24.3 billion.

NVIDIA Corporation
Form 10-Q
For the Quarter Ended October 26, 2025
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
NVIDIA Threads Page (https://www.threads.com/@nvidia)
NVIDIA Investor Relations Page (https://investor.nvidia.com)
In addition, investors and others can view NVIDIA videos on YouTube (https://www.YouTube.com/nvidia).
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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct 26, 2025	Oct 27, 2024	Oct 26, 2025	Oct 27, 2024

Revenue	$57,006	$35,082	$147,811	$91,166
Cost of revenue	15,157	8,926	45,441	22,031
Gross profit	41,849	26,156	102,370	69,135
Operating expenses
Research and development	4,705	3,390	12,985	9,200
Sales, general and administrative	1,134	897	3,297	2,516
Total operating expenses	5,839	4,287	16,282	11,716
Operating income	36,010	21,869	86,088	57,419
Interest income	624	472	1,732	1,275
Interest expense	(61)	(61)	(186)	(186)
Other income, net	1,363	36	3,418	301
Total other income, net	1,926	447	4,964	1,390
Income before income tax	37,936	22,316	91,052	58,809
Income tax expense	6,026	3,007	13,945	8,020
Net income	$31,910	$19,309	$77,107	$50,789

Net income per share:
Basic	$1.31	$0.79	$3.16	$2.07
Diluted	$1.30	$0.78	$3.14	$2.04

Weighted average shares used in per share computation:
Basic	24,327	24,533	24,378	24,577
Diluted	24,483	24,774	24,542	24,837

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct 26, 2025	Oct 27, 2024	Oct 26, 2025	Oct 27, 2024

Net income	$31,910	$19,309	$77,107	$50,789
Other comprehensive income, net of tax
Available-for-sale securities:
Net change in unrealized gain	184	49	270	71
Cash flow hedges:
Change in unrealized gain (loss)	(28)	—	27	20
Reclassification adjustments for net realized gain (loss) included in net income	13	(2)	14	(15)
Net change in unrealized gain (loss)	(15)	(2)	41	5
Other comprehensive income, net of tax	169	47	311	76
Total comprehensive income	$32,079	$19,356	$77,418	$50,865

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In millions)
(Unaudited)

	Oct 26, 2025	Jan 26, 2025
Assets
Current assets:
Cash and cash equivalents	$11,486	$8,589
Marketable securities	49,122	34,621
Accounts receivable, net	33,391	23,065
Inventories	19,784	10,080
Prepaid expenses and other current assets	2,709	3,771
Total current assets	116,492	80,126
Property and equipment, net	9,780	6,283
Operating lease assets	2,281	1,793
Goodwill	6,261	5,188
Intangible assets, net	936	807
Deferred income tax assets	13,674	10,979
Other assets	11,724	6,425
Total assets	$161,148	$111,601

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$8,624	$6,310
Accrued and other current liabilities	16,452	11,737
Short-term debt	999	—
Total current liabilities	26,075	18,047
Long-term debt	7,468	8,463
Long-term operating lease liabilities	2,014	1,519
Other long-term liabilities	6,694	4,245
Total liabilities	42,251	32,274
Commitments and contingencies - see Note 11
Shareholders’ equity:
Preferred stock	—	—
Common stock	24	24
Additional paid-in capital	10,626	11,237
Accumulated other comprehensive income	339	28
Retained earnings	107,908	68,038
Total shareholders' equity	118,897	79,327
Total liabilities and shareholders' equity	$161,148	$111,601

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
(In millions, except per share data)
Balances as of Jul 27, 2025	24,347	$24	$11,200	$170	$88,737	$100,131
Net income	—	—	—	—	31,910	31,910
Other comprehensive income	—	—	—	169	—	169
Issuance of common stock	42	—	275	—	—	275
Tax withholding related to common stock	(14)	—	(2,429)	—	—	(2,429)
Shares repurchased	(70)	—	(78)	—	(12,496)	(12,574)
Cash dividends declared and paid ($0.01 per common share)	—	—	—	—	(243)	(243)
Fair value of partially vested equity awards assumed in connection with acquisitions	—	—	5	—	—	5
Stock-based compensation	—	—	1,653	—	—	1,653
Balances as of Oct 26, 2025	24,305	$24	$10,626	$339	$107,908	$118,897
Balances as of Jul 28, 2024	24,562	$25	$12,115	$56	$45,961	$58,157
Net income	—	—	—	—	19,309	19,309
Other comprehensive income	—	—	—	47	—	47
Issuance of common stock	53	—	204	—	—	204
Tax withholding related to common stock	(15)	—	(1,680)	—	—	(1,680)
Shares repurchased	(92)	—	(71)	—	(11,075)	(11,146)
Cash dividends declared and paid ($0.01 per common share)	—	—	—	—	(245)	(245)
Stock-based compensation	—	—	1,253	—	—	1,253
Balances as of Oct 27, 2024	24,508	$25	$11,821	$103	$53,950	$65,899
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
(In millions, except per share data)
Balances, Jan 26, 2025	24,477	$24	$11,237	$28	$68,038	$79,327
Net income	—	—	—	—	77,107	77,107
Other comprehensive income	—	—	—	311	—	311
Issuance of common stock	129	—	643	—	—	643
Tax withholding related to common stock	(39)	—	(5,809)	—	—	(5,809)
Shares repurchased	(262)	—	(228)	—	(36,505)	(36,733)
Cash dividends declared and paid ($0.03 per common share)	—	—	—	—	(732)	(732)
Fair value of partially vested equity awards assumed in connection with acquisitions	—	—	28	—	—	28
Stock-based compensation	—	—	4,755	—	—	4,755
Balances as of Oct 26, 2025	24,305	$24	$10,626	$339	$107,908	$118,897
Balances, Jan 28, 2024	24,643	$25	$13,109	$27	$29,817	$42,978
Net income	—	—	—	—	50,789	50,789
Other comprehensive income	—	—	—	76	—	76
Issuance of common stock	165	—	489	—	—	489
Tax withholding related to common stock	(46)	—	(5,068)	—	—	(5,068)
Shares repurchased	(254)	—	(141)	—	(26,067)	(26,208)
Cash dividends declared and paid ($0.024 per common share)	—	—	—	—	(589)	(589)
Stock-based compensation	—	—	3,432	—	—	3,432
Balances as of Oct 27, 2024	24,508	$25	$11,821	$103	$53,950	$65,899
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	Oct 26, 2025	Oct 27, 2024
Cash flows from operating activities:
Net income	$77,107	$50,789
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	4,753	3,416
Depreciation and amortization	2,031	1,321
Deferred income taxes	(2,035)	(3,879)
Gains on non-marketable equity securities and publicly-held equity securities, net	(3,426)	(302)
Other	(276)	(365)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,325)	(7,694)
Inventories	(9,703)	(2,357)
Prepaid expenses and other assets	857	(726)
Accounts payable	2,032	2,490
Accrued and other current liabilities	4,204	3,918
Other long-term liabilities	1,311	849
Net cash provided by operating activities	66,530	47,460
Cash flows from investing activities:
Proceeds from maturities of marketable securities	8,980	9,485
Proceeds from sales of marketable securities	487	318
Proceeds from sales of non-marketable equity securities	72	171
Purchases of marketable securities	(20,076)	(19,565)
Purchases related to property and equipment and intangible assets	(4,758)	(2,159)
Purchases of non-marketable equity securities	(4,702)	(1,008)
Acquisitions, net of cash acquired	(1,370)	(465)
Net cash used in investing activities	(21,367)	(13,223)
Cash flows from financing activities:
Proceeds related to employee stock plans	643	489
Payments related to repurchases of common stock	(36,271)	(25,895)
Payments related to employee stock plan taxes	(5,809)	(5,068)
Dividends paid	(732)	(589)
Principal payments on property and equipment and intangible assets	(97)	(97)
Repayment of debt	—	(1,250)
Net cash used in financing activities	(42,266)	(32,410)
Change in cash and cash equivalents	2,897	1,827
Cash and cash equivalents at beginning of period	8,589	7,280
Cash and cash equivalents at end of period	$11,486	$9,107
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$13,309	$10,989
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
Fiscal Year
Fiscal years 2026 and 2025 are both 52-week years ending on the last Sunday in January. The third quarters of fiscal years 2026 and 2025 were both 13-week quarters.
Principles of Consolidation
Our condensed consolidated financial statements include the accounts of NVIDIA Corporation and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Recently Issued Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued a new accounting standard which includes new and updated income tax disclosures, including disaggregation of information in the rate reconciliation and income taxes paid. We are currently assessing the effect of the adoption of this standard on our disclosures that will be included in the fiscal year 2026 annual report.
In November 2024, the FASB issued a new accounting standard requiring disclosures of certain additional expense information on an annual and interim basis, including, among other items, the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each income statement expense caption, as applicable. We will adopt this standard in the fiscal year 2028 annual report. We do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements other than additional disclosures.
Note 2 - Stock-Based Compensation
Stock-based compensation expense includes restricted stock units, or RSUs, performance stock units, or PSUs, market-based PSUs, and our employee stock purchase plan, or ESPP.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts capitalized into inventory, as follows:

	Three Months Ended		Nine Months Ended
	Oct 26, 2025	Oct 27, 2024	Oct 26, 2025	Oct 27, 2024

	(In millions)
Cost of revenue	$70	$50	$192	$125
Research and development	1,206	910	3,460	2,469
Sales, general and administrative	379	292	1,101	822
Total	$1,655	$1,252	$4,753	$3,416
Equity Award Activity
The following is a summary of our equity award transactions under our equity incentive plans:

	RSUs, PSUs and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

	(In millions, except per share data)
Balance as of Jan 26, 2025	274	$44.75
Granted	52	$114.76
Vested	(116)	$37.30
Canceled and forfeited	(7)	$55.62
Balance as of Oct 26, 2025	203	$66.59
As of October 26, 2025, aggregate unearned stock-based compensation expense was $13.1 billion, which is expected to be recognized over a weighted average period of 2.1 years for RSUs, PSUs, and market-based PSUs, and one year for ESPP.
Note 3 - Net Income Per Share
The following is the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Nine Months Ended
	Oct 26, 2025	Oct 27, 2024	Oct 26, 2025	Oct 27, 2024

	(In millions, except per share data)
Numerator:
Net income	$31,910	$19,309	$77,107	$50,789
Denominator:
Basic weighted average shares	24,327	24,533	24,378	24,577
Dilutive impact of outstanding equity awards	156	241	164	260
Diluted weighted average shares	24,483	24,774	24,542	24,837
Net income per share:
Basic (1)	$1.31	$0.79	$3.16	$2.07
Diluted (2)	$1.30	$0.78	$3.14	$2.04
Anti-dilutive equity awards excluded from diluted net income per share	6	9	20	72
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4 - Income Taxes
Income tax expense was $6.0 billion and $3.0 billion for the third quarter, and $13.9 billion and $8.0 billion for the first nine months, of fiscal years 2026 and 2025, respectively. Income tax as a percentage of income before income tax was an expense of 15.9% and 13.5% for the third quarter, and 15.3% and 13.6% for the first nine months, of fiscal years 2026 and 2025, respectively.
The effective tax rate increased primarily due to a lower percentage of tax benefits from stock-based compensation and U.S. federal research tax credit relative to the increase in income before income tax.
Our effective tax rates for the first nine months of fiscal years 2026 and 2025 were lower than the U.S. federal statutory rate of 21% primarily due to tax benefits from foreign-derived deduction eligible income, stock-based compensation, income earned in jurisdictions that are subject to taxes at rates lower than the U.S. federal statutory tax rate, and the U.S. federal research tax credit.
In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law and contains several changes to key U.S. federal income tax laws. We have recognized the tax effects of currently effective OBBBA provisions, which are not material and are reflected in our results for the first nine months of fiscal year 2026.
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
We are currently under examination by the Internal Revenue Service for our fiscal years 2023 and 2024.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5 - Cash Equivalents and Marketable Securities
The fair values of our financial assets are determined using quoted market prices of identical assets or market prices of similar assets from active markets. We review fair value classification on a quarterly basis. The following is a summary of cash equivalents and marketable securities:

	Oct 26, 2025
	Pricing Category	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
						Cash Equivalents	Marketable Securities

		(In millions)
Debt securities issued by the U.S. Treasury	Level 2	$22,032	$188	$—	$22,220	$665	$21,555
Corporate debt securities	Level 2	21,588	172	(1)	21,759	320	21,439
Money market funds	Level 1	8,610	—	—	8,610	8,610	—
Debt securities issued by U.S. government agencies	Level 2	2,206	12	—	2,218	—	2,218
Certificates of deposit	Level 2	104	—	—	104	104	—
Foreign government bonds	Level 2	40	1	—	41	—	41
Total debt securities with fair value adjustments recorded in other comprehensive income		54,580	373	(1)	54,952	9,699	45,253
Publicly-held equity securities (1)	Level 1				3,869	—	3,869
Total		$54,580	$373	$(1)	$58,821	$9,699	$49,122
(1)    In the first quarter of fiscal year 2026, one investment was reclassified from non-marketable equity securities to marketable securities following public market trading.
Publicly-held equity securities are subject to market price volatility. Net unrealized gains on investments in publicly-held equity securities held at period end were $670 million and $2.4 billion for the third quarter and first nine months of fiscal year 2026, respectively. Net unrealized gains on investments in publicly-held equity securities held at period end were not significant for the third quarter and first nine months of fiscal year 2025.

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
The following table provides the breakdown of unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position:

	Oct 26, 2025		Jan 26, 2025
	Less than 12 Months		Less than 12 Months
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(In millions)
Debt securities issued by the U.S. Treasury	$1,223	$—	$6,315	$(22)
Corporate debt securities	899	(1)	5,291	(29)
Debt securities issued by U.S. government agencies	75	—	816	(5)
Total	$2,197	$(1)	$12,422	$(56)
Gross unrealized losses related to debt securities in a continuous loss position of twelve months or greater, with balances of $337 million and $213 million as of October 26, 2025 and January 26, 2025, respectively, were not significant.
Gross unrealized losses are related to fixed income securities, driven primarily by changes in interest rates.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The estimated fair value of debt securities included in cash equivalents and marketable securities are shown below by contractual maturity.

Oct 26, 2025

(In millions)
Less than one year	$21,848
Due in 1 - 5 years	33,104
Total	$54,952
Note 6 - Fair Value of Non-marketable Equity Securities
Our non-marketable equity securities are recorded in long-term other assets on our Condensed Consolidated Balance Sheets and valued under the measurement alternative. Gains and losses on these investments, realized and unrealized, are recognized in Other income, net on our Condensed Consolidated Statements of Income.
Adjustments to the carrying value of our non-marketable equity securities during the third quarter and first nine months of fiscal years 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
	Oct 26, 2025	Oct 27, 2024	Oct 26, 2025	Oct 27, 2024

	(In millions)
Balance at beginning of period	$3,799	$1,819	$3,387	$1,321
Adjustments related to non-marketable equity securities:
Net additions	3,704	409	4,652	830
Unrealized gains	758	23	1,088	115
Reclassification (1)	—	—	(848)	—
Impairments and unrealized losses	(74)	(14)	(92)	(29)
Balance at end of period	$8,187	$2,237	$8,187	$2,237
(1) Represents reclassifications from non-marketable equity securities to marketable securities following public market trading.
Non-marketable equity securities had cumulative gross unrealized gains of $1.4 billion and $374 million, and cumulative gross unrealized losses and impairments of $167 million and $74 million on securities held as of October 26, 2025 and October 27, 2024, respectively.
Note 7 - Amortizable Intangible Assets and Goodwill
The components of our amortizable intangible assets are as follows:

	Oct 26, 2025			Jan 26, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In millions)
Acquisition-related intangible assets	$3,146	$(2,456)	$690	$2,900	$(2,264)	$636
Patents and licensed technology	541	(295)	246	449	(278)	171
Total intangible assets	$3,687	$(2,751)	$936	$3,349	$(2,542)	$807
Amortization expense associated with intangible assets was $96 million and $149 million for the third quarter, and $338 million and $438 million for the first nine months, of fiscal years 2026 and 2025, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table outlines the estimated future amortization expense related to the net carrying amount of intangible assets as of October 26, 2025:

Future Amortization Expense
(In millions)
Fiscal Year:
2026 (excluding the first nine months, of fiscal year 2026)	$107
2027	416
2028	222
2029	87
2030	11
2031 and thereafter	93
Total	$936
In the first nine months of fiscal year 2026, goodwill increased by $1.1 billion from acquisitions and was allocated to our Compute & Networking reporting unit.
Note 8 - Balance Sheet Components
We refer to customers who purchase products directly from NVIDIA as direct customers, such as add-in board manufacturers, distributors, original device manufacturers, or ODMs, original equipment manufacturers, or OEMs, cloud service providers, or CSPs, hyperscale companies, and system integrators. Certain direct customers may use either internal resources or third-party system integrators to complete their build. Four direct customers accounted for 22%, 17%, 14% and 12% of our accounts receivable balance as of October 26, 2025. Two direct customers accounted for 17% and 16% of our accounts receivable balance as of January 26, 2025.

Certain balance sheet components are as follows:

	Oct 26, 2025	Jan 26, 2025

Inventories:	(In millions)
Raw materials	$4,209	$3,408
Work in process	8,735	3,399
Finished goods	6,840	3,273
Total inventories (1)	$19,784	$10,080
(1)    We recorded inventory provisions of $378 million and $322 million for the third quarter of fiscal years 2026 and 2025, respectively, and $3.6 billion and $876 million for the first nine months of fiscal years 2026 and 2025, respectively, in cost of revenue.
Property and Equipment:
Property, equipment and intangible assets acquired but not paid for the first nine months of fiscal years 2026 and 2025 were $790 million and not significant, respectively.

	Oct 26, 2025	Jan 26, 2025

Other Assets (Long Term):	(In millions)
Non-marketable equity securities	$8,187	$3,387
Prepaid supply and capacity agreements (1)	1,536	1,747
Income tax receivable	1,369	750
Other	632	541
Total other assets	$11,724	$6,425
(1)    $2.0 billion and $3.3 billion were included in short-term Prepaid expenses and other current assets as of October 26, 2025 and January 26, 2025, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Oct 26, 2025	Jan 26, 2025

Accrued and Other Current Liabilities:	(In millions)
Customer program accruals	$4,721	$4,880
Excess inventory purchase obligations (1)	2,770	2,095
Product warranty	2,707	1,290
Taxes payable	2,915	881
Deferred revenue (2)	1,248	837
Accrued payroll and related expenses	895	848
Other	1,196	906
Total accrued and other current liabilities	$16,452	$11,737
(1)    We recorded $32 million and $543 million for the third quarter of fiscal years 2026 and 2025, respectively, and $3.1 billion and $1.3 billion for the first nine months of fiscal years 2026 and 2025, respectively, in cost of revenue.

(2)    Includes customer advances and unearned revenue related to hardware and software support, cloud services, and license and development arrangements. The balance as of October 26, 2025 and January 26, 2025 included $127 million and $81 million of customer advances, respectively.

	Oct 26, 2025	Jan 26, 2025

Other Long-Term Liabilities:	(In millions)
Income tax payable (1)	$3,532	$2,188
Deferred income tax	1,621	886
Deferred revenue (2)	1,165	976
Other	376	195
Total other long-term liabilities	$6,694	$4,245
(1)    Primarily comprised of unrecognized tax benefits and related interest and penalties.

(2)    Includes unearned revenue related to hardware and software support and cloud services.
Deferred Revenue
The following table shows the changes in short- and long-term deferred revenue during the first nine months of fiscal years 2026 and 2025:

	Nine Months Ended
	Oct 26, 2025	Oct 27, 2024

	(In millions)
Balance at beginning of period	$1,813	$1,337
Deferred revenue additions (1)	9,785	2,115
Revenue recognized (2)	(9,185)	(1,867)
Balance at end of period	$2,413	$1,585
(1)    Includes $8.4 billion and $1.1 billion of customer advances for the first nine months of fiscal years 2026 and 2025, respectively.
(2)    Includes $8.3 billion and $1.2 billion related to customer advances for the first nine months of fiscal years 2026 and 2025, respectively.
We recognized revenue of $650 million and $585 million in the first nine months of fiscal years 2026 and 2025, respectively, that were included in the prior year end deferred revenue balance.
As of October 26, 2025, revenue related to remaining performance obligations from contracts greater than one year in length was $2.5 billion, which includes $2.0 billion from deferred revenue and $449 million which has not yet been billed nor recognized as revenue. Approximately 40% of revenue from contracts greater than one year in length will be recognized over the next twelve months.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9 - Derivative Financial Instruments
Foreign Currency Derivatives
We utilize foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. The foreign currency forward contracts for operating expenses are designated as accounting hedges. Gains or losses on the contracts are recorded in accumulated other comprehensive income or loss and reclassified to operating expense when the related operating expenses are recognized in earnings. During the first nine months of fiscal years 2026 and 2025, the impact of foreign currency forward contracts designated as accounting hedges on other comprehensive income or loss was not significant and all such instruments were determined to be highly effective.
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
The table below presents the notional value of our foreign currency contracts outstanding:

	Oct 26, 2025	Jan 26, 2025

	(In millions)
Designated as accounting hedges	$1,736	$1,424
Not designated as accounting hedges	$592	$1,297
The unrealized gains and losses or fair value of our foreign currency contracts were not significant as of October 26, 2025 and January 26, 2025.
As of October 26, 2025, all foreign currency contracts mature within eighteen months. The expected realized gains and losses deferred into accumulated other comprehensive income or loss related to foreign currency forward contracts within the next twelve months were not significant.
Facility Lease Guarantee
In the third quarter of fiscal year 2026, we entered into an agreement to guarantee a partner's facility lease obligations in the event of their default. The agreement allows our partner to secure a limited-availability facility lease backed by our credit profile, in exchange for issuing us warrants. The maximum gross exposure is $860 million, which is reduced as the partner makes payments to the lessor over five years. The partner has placed $470 million in escrow and executed an agreement to sell the data center cloud capacity, mitigating our default risk. If the escrow and cloud capacity agreement are not sufficient to cover an event of default, we have the option to assume the lease for internal use or sublease. The guarantee, classified as a credit derivative with changes in fair value recognized in Other income and expense, has an insignificant fair value.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 10 - Debt

	Expected Remaining Term (years)	Effective Interest Rate	Carrying Value at
			Oct 26, 2025	Jan 26, 2025

			(In millions)
3.20% Notes Due 2026	0.9	3.31%	$1,000	$1,000
1.55% Notes Due 2028	2.6	1.64%	1,250	1,250
2.85% Notes Due 2030	4.4	2.93%	1,500	1,500
2.00% Notes Due 2031	5.6	2.09%	1,250	1,250
3.50% Notes Due 2040	14.4	3.54%	1,000	1,000
3.50% Notes Due 2050	24.4	3.54%	2,000	2,000
3.70% Notes Due 2060	34.4	3.73%	500	500
Unamortized debt discount and issuance costs			(33)	(37)
Net carrying amount			$8,467	$8,463
Less short-term portion			(999)	—
Total long-term portion			$7,468	$8,463
As of October 26, 2025 and January 26, 2025, the estimated fair value of debt was $7.6 billion and $7.2 billion, respectively. The estimated fair values are based on Level 2 inputs.
Our notes are unsecured senior obligations. Existing and future liabilities of our subsidiaries will be effectively senior to the notes. Our notes pay interest semi-annually. We may redeem each of our notes prior to maturity, subject to a make-whole premium. The maturity of the notes is calendar year.
As of October 26, 2025, we complied with the required covenants, which are non-financial in nature, under the outstanding notes.
Short-term Debt
As of October 26, 2025, short-term debt was $999 million.
We have a $575 million commercial paper program to support general corporate purposes. As of October 26, 2025 and January 26, 2025, we had no commercial paper outstanding.
Note 11 - Commitments and Contingencies
Commitments
Manufacturing production, long-term supply and capacity, and other related commitments reflect long lead and cycle times for our current and future product architectures. We enter into agreements with contract manufacturers that allow them to procure inventory based upon our defined criteria, and in certain instances, these agreements are cancellable, able to be rescheduled, or adjustable for our business needs prior to placing firm orders. Though, changes to these agreements may result in additional costs. As of October 26, 2025, these commitments were $50.3 billion, of which substantially all will be paid through fiscal year 2027.
Multi-year cloud service agreement commitments as of October 26, 2025, were $26 billion for which $1 billion, $6 billion, $6 billion, $5 billion, $4 billion, and $4 billion will be paid in fiscal years 2026 (fourth quarter), 2027, 2028, 2029, 2030, and 2031 & thereafter, respectively. Some cloud service capacity may be reduced, terminated or sold to others by the CSPs, in which case our commitments will be reduced. We expect cloud service agreements to be used to support our research and development efforts and DGX Cloud offerings.
Investment commitments are $6.5 billion as of October 26, 2025, including $5 billion in Intel Corporation which is subject to regulatory approval. In the third quarter of fiscal year 2026, we entered into a letter of intent with an opportunity to invest in OpenAI. In November 2025, we entered into an agreement, subject to certain closing conditions, to invest up to $10 billion in Anthropic.
Other commitments were $2.1 billion as of October 26, 2025, of which the majority will be paid through fiscal year 2027.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Accrual for Product Warranty Liabilities
The estimated product warranty activity consisted of the following:

	Three Months Ended		Nine Months Ended
	Oct 26, 2025	Oct 27, 2024	Oct 26, 2025	Oct 27, 2024
	(In millions)
Balance at beginning of period	$2,144	$741	$1,290	$306
Additions	1,074	304	2,164	775
Utilization	(511)	(36)	(747)	(72)
Balance at end of period	$2,707	$1,009	$2,707	$1,009
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
Accounting for Loss Contingencies
As of October 26, 2025, there are no accrued contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while reasonably possible, are not probable. Further, any possible loss or range of loss in these matters cannot be reasonably estimated at this time. We are engaged in legal actions not described above arising in the ordinary course of business, as well as regulatory and government inquiries and investigations, and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these matters will not have a material adverse effect on our operating results, liquidity or financial position. These matters are subject to inherent uncertainties and if the ultimate outcome is unfavorable, there exists the possibility of a material adverse impact on our operating results, liquidity or financial position in the period the outcome becomes estimable and probable.
Note 12 - Shareholders’ Equity
Capital Return Program
We repurchased 70 million and 92 million shares of our common stock for $12.6 billion and $11.1 billion during the third quarter of fiscal years 2026 and 2025, respectively, and 262 million and 254 million shares of our common stock for $36.7 billion and $26.2 billion during the first nine months of fiscal years 2026 and 2025, respectively. On August 26, 2025, our Board of Directors approved an additional $60.0 billion in share repurchase authorization, without expiration. As of October 26, 2025, we were authorized, subject to certain specifications, to repurchase up to $62.2 billion of our common stock.
From October 27, 2025 through November 14, 2025, we repurchased 6 million shares for $1.1 billion pursuant to a pre-established trading plan.
We paid cash dividends to our shareholders of $243 million and $245 million during the third quarter, and $732 million and $589 million during the first nine months, of fiscal years 2026 and 2025, respectively. The payment of future cash dividends is subject to our Board of Directors' continuing determination that the declaration of dividends is in the best interests of our shareholders.
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
The Compute & Networking segment includes our Data Center accelerated computing platforms and artificial intelligence, or AI, solutions and software; networking; automotive platforms and autonomous and electric vehicle solutions including software; Jetson for robotics and other embedded platforms; and DGX Cloud computing services.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

	Compute & Networking	Graphics	Total

	(In millions)
Three Months Ended Oct 26, 2025
Revenue	$50,908	$6,098	$57,006
Other segment items (1)	15,187	3,552	18,739
Operating income (loss)	$35,721	$2,546	$38,267

Three Months Ended Oct 27, 2024
Revenue	$31,036	$4,046	$35,082
Other segment items (1)	8,955	2,544	11,499
Operating income (loss)	$22,081	$1,502	$23,583

Nine Months Ended Oct 26, 2025
Revenue	$131,828	$15,983	$147,811
Other segment items (1)	45,689	9,555	55,244
Operating income (loss)	$86,139	$6,428	$92,567

Nine Months Ended Oct 27, 2024
Revenue	$80,157	$11,009	$91,166
Other segment items (1)	22,180	6,898	29,078
Operating income (loss)	$57,977	$4,111	$62,088
(1)    Other segment items primarily include product costs and inventory provisions, compensation and benefits excluding stock-based compensation expense, computing infrastructure expenses, and engineering development costs.
Depreciation and amortization expense attributable to our Compute and Networking segment was $439 million and $187 million for the third quarter, and $1.1 billion and $495 million for the first nine months, of fiscal years 2026 and 2025, respectively. Depreciation and amortization expense attributable to our Graphics segment was $175 million and $97 million for the third quarter, and $426 million and $268 million for the first nine months, of fiscal years 2026 and 2025, respectively. Acquisition-related intangible amortization expense is not allocated to either Compute & Networking or Graphics for purposes of making operating decisions or assessing financial performance.
A reconciliation of segment operating income to consolidated income before income tax for the third quarter and first nine months of fiscal years 2026 and 2025 were as follows:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct 26, 2025	Oct 27, 2024	Oct 26, 2025	Oct 27, 2024

	(In millions)
Segment operating income	$38,267	$23,583	$92,567	$62,088
Stock-based compensation expense	(1,655)	(1,252)	(4,753)	(3,416)
Unallocated operating expenses	(515)	(307)	(1,375)	(816)
Acquisition-related and other costs	(87)	(155)	(351)	(437)
Interest income	624	472	1,732	1,275
Interest expense	(61)	(61)	(186)	(186)
Other income, net	1,363	36	3,418	301
Consolidated income before income tax	$37,936	$22,316	$91,052	$58,809
Revenue by geographic area is based upon the location of the customers’ headquarters. The end customer and shipping location may be different from our customers’ headquarters location.

	Three Months Ended		Nine Months Ended
	Oct 26, 2025	Oct 27, 2024	Oct 26, 2025	Oct 27, 2024

	(In millions)
Geographic Revenue based upon Customer Headquarters Location (1):
United States	$39,177	$19,620	$97,759	$53,873
Taiwan (2)	13,751	6,188	30,301	17,364
China (including Hong Kong)	2,973	8,142	16,617	17,230
Other	1,105	1,132	3,134	2,699
Total revenue	$57,006	$35,082	$147,811	$91,166
(1)    Previously, revenue by geographic area was reported based on the billing location of our customers, which often reflected a customer’s centralized invoicing location, even though our products were almost always shipped elsewhere. We believe changing to revenue based upon the location of our customers’ headquarters provides a better representation of the geographic profile of our revenue. Prior period information has been recast to reflect this change.
(2)    In the third quarter of fiscal year 2026, we estimate 86% of Data Center revenue from Taiwan-headquartered customers is attributed to end customers based in the United States and Europe.
Revenue from sales to customers headquartered outside of the United States accounted for 31% and 34% of total revenue for the third quarter and first nine months of fiscal year 2026, respectively, and 44% and 41% of total revenue for the third quarter and first nine months of fiscal year 2025, respectively.
We refer to customers who purchase products directly from NVIDIA as direct customers, such as add-in board manufacturers, distributors, ODMs, OEMs, CSPs, hyperscale companies, and system integrators. Certain direct customers may use either internal resources or third-party system integrators to complete their build. We refer to indirect customers as those who purchase products through our direct customers; indirect customers include CSPs, Neocloud builders, hyperscale, consumer internet companies, enterprises, and public sector entities.
For the third quarter of fiscal year 2026, four direct customers with sales greater than 10% of total revenue included: Customer A at 22%, Customer B at 15%, Customer C at 13%, and Customer D at 11%, which were attributable to the Compute & Networking segment. For the first nine months of fiscal year 2026, sales to two direct customers represented 21% and 13% of total revenue, respectively, both of which were attributable to the Compute & Networking segment. The customers referenced above may represent different customers than those reported in a previous period.
For the third quarter of fiscal year 2025, sales to three direct customers each represented 12% of total revenue, which were attributable to the Compute & Networking segment. For the first nine months of fiscal year 2025, sales to three direct customers represented 12%, 11%, and 11% of total revenue, which were attributable to the Compute & Networking segment.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes revenue by specialized markets:

	Three Months Ended		Nine Months Ended
	Oct 26, 2025	Oct 27, 2024	Oct 26, 2025	Oct 27, 2024

	(In millions)
Revenue by End Market:
Data Center	$51,215	$30,771	$131,423	$79,606
Compute	43,028	27,644	111,027	69,640
Networking	8,187	3,127	20,396	9,966
Gaming	4,265	3,279	12,315	8,806
Professional Visualization	760	486	1,870	1,367
Automotive	592	449	1,745	1,124
OEM and Other	174	97	458	263
Total revenue	$57,006	$35,082	$147,811	$91,166
Note 14 - Leases
Our lease obligations primarily consist of operating leases for our offices and data centers, with lease periods expiring between fiscal years 2026 and 2041.
Future minimum lease obligations under our non-cancelable lease agreements as of October 26, 2025 were as follows:

Operating Lease Obligations
(In millions)
Fiscal Year:
2026 (excluding the first nine months of fiscal year 2026)	$118
2027	431
2028	413
2029	384
2030	308
2031 and thereafter	1,200
Total	2,854
Less imputed interest	499
Present value of net future minimum lease payments	2,355
Less short-term operating lease liabilities	341
Long-term operating lease liabilities	$2,014
Between the fourth quarter of fiscal year 2026 and fiscal year 2030, we expect to commence leases with future obligations of $7.5 billion, primarily for data center leases with lease terms of 1.5 to 15 years.
Operating lease expenses were $122 million and $92 million for the third quarter, and $332 million and $258 million for the first nine months, of fiscal years 2026 and 2025, respectively. Short-term and variable lease expenses for the third quarter and first nine months of fiscal years 2026 and 2025 were not significant.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Other information related to leases was as follows:

	Nine Months Ended
	Oct 26, 2025	Oct 27, 2024

	(In millions)
Supplemental cash flows information
Operating cash flow used for operating leases	$301	$227
Operating lease assets obtained in exchange for lease obligations	$752	$679
As of October 26, 2025, our operating leases have a weighted average remaining lease term of 8.0 years and a weighted average discount rate of 4.43%. As of January 26, 2025, our operating leases had a weighted average remaining lease term of 6.5 years and a weighted average discount rate of 4.16%.

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
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Recent Developments, Future Objectives and Challenges
Revenue growth in the third quarter was driven by data center compute and networking platforms for accelerated computing and AI solutions. Our Blackwell architectures are the majority of our Data Center revenue.
The availability of data centers, energy, and capital to support the buildout of NVIDIA AI infrastructure by our customers is crucial, and any shortage of these resources could impact our future revenue and financial performance. Expanding energy capacity to meet demand is a complex, multi-year process that involves significant regulatory, technical, and construction challenges. In addition, access to capital can be particularly constrained for less-capitalized companies, which may face difficulties securing financing for large-scale infrastructure projects. These limitations could delay customer deployments or reduce the scale of accelerated computing and AI adoption.
We continue to execute Data Center compute product introductions, bringing new advanced architectures on a one-year product cadence. We began shipping production units of our new Blackwell Ultra platforms including GB300 in the second quarter of fiscal year 2026 and continue to sell prior generation architecture. The complexity of our product transitions and sophisticated system configurations may cause delays in production or create challenges in managing supply and demand. This could result in revenue volatility, quality issues, increased inventory provisions, and/or increased warranty costs. Customers may postpone purchasing new architectures or may adopt new technologies more gradually than anticipated, affecting our revenue timing and supply chain expenses.

In April 2025, the U.S. government, or USG, informed us that a license is required for exports of our H20 product into the China market. As a result of these new requirements, we incurred a $4.5 billion charge in the first quarter of fiscal year 2026 associated with H20 for excess inventory and purchase obligations, as the demand for H20 diminished. In August 2025, the USG granted licenses that would allow us to ship certain H20 products to certain China-based customers, but to date, we have generated approximately $50 million in H20 revenue under those licenses. USG officials have expressed an expectation that the USG will receive 15% or more of the revenue generated from licensed sales of our products, but to date, the USG has not published a regulation codifying such requirement.
In January 2025, the USG published the “AI Diffusion” Interim Final Rule, or IFR, in the Federal Register. The IFR would have imposed a worldwide licensing requirement on our most recent data center products, such as our H200, GB200 and GB300. In May 2025, the USG announced that it would rescind the AI Diffusion IFR and implement a replacement rule. The scope, timing, and requirements of the forthcoming rule remain uncertain. The replacement rule may impose new restrictions on our products or operations and/or add license requirements that could have a material impact on our business, operating results, and financial condition. For example, in October 2025, the Senate passed the “GAIN AI Act” in the National Defense Authorization Act, or the NDAA. The GAIN AI Act would restrict the Trump Administration’s ability to adapt the Biden Administration’s export control rules and could also allow private U.S. persons to review and overturn licensing and foreign policy decisions made by the Trump Administration.
The recent rise in high-quality open-source foundation models is making advanced AI capabilities broadly accessible. Open-source AI is dependent on developer adoption and if deployed on our competitors’ platforms, it could reduce demand for our products and services.
The rapid evolution of global trade policies, such as export controls and tariffs, has added complexity and increased costs throughout our supply chain, and these challenges are likely to persist. Ongoing uncertainty regarding the scope and application of such measures may adversely affect investment decisions by us and our partners, disrupt supply chain operations, and impact the timing and volume of customer purchases due to challenges in forecasting future costs and demand.
We are increasing our U.S.-based manufacturing and investing in specialized equipment and processes to support domestic production. This move is expected to strengthen our supply chain, add resiliency and redundancy, and meet the growing demand for AI infrastructure. Our ability to increase manufacturing capabilities will depend on the domestic manufacturing ecosystem's capacity to ramp production supply to the required volume and on a timely basis.
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
Refer to “Item 1A. Risk Factors” for a discussion of these factors and other risks.
Third Quarter of Fiscal Year 2026 Summary

	Three Months Ended				Quarter-over-Quarter Change		Year-over-Year Change
	Oct 26, 2025	Jul 27, 2025	Oct 27, 2024

	($ in millions, except per share data)
Revenue	$57,006	$46,743	$35,082		22%		62%
Gross margin	73.4%	72.4%	74.6%	1.0	pts	(1.2)	pts
Operating expenses	$5,839	$5,413	$4,287		8%		36%
Operating income	$36,010	$28,440	$21,869		27%		65%
Net income	$31,910	$26,422	$19,309		21%		65%
Net income per diluted share	$1.30	$1.08	$0.78		20%		67%
Revenue was $57.0 billion, up 62% from a year ago and up 22% sequentially.
Data Center revenue was $51.2 billion, up 66% from a year ago and up 25% sequentially, driven by three platform shifts –accelerated computing, powerful AI models, and agentic applications. Blackwell Ultra is now our leading architecture across all customer categories while our prior Blackwell architecture saw continued strong demand. H20 sales were insignificant in the third quarter of fiscal year 2026.
Data Center compute revenue was $43.0 billion, up 56% from a year ago and up 27% sequentially. Networking revenue was $8.2 billion, up 162% from a year ago from the introduction and continued growth of NVLink compute fabric for

GB200 and GB300 systems. Networking revenue was up 13% sequentially, driven by the growth of XDR InfiniBand products, NVLink, and Ethernet for AI solutions, while shipment timing and supply availability varied compared to the prior quarter.
Gaming revenue was up 30% from a year ago on the continued demand for Blackwell. Gaming revenue was down 1% sequentially as channel inventories have reached more normalized levels heading into the holiday season.
Professional Visualization revenue was up 56% from a year ago and up 26% sequentially, driven by the launch of our new DGX Spark as well as the growth of Blackwell sales.
Automotive revenue was up 32% from a year ago and up 1% sequentially, driven by continued adoption of our self-driving platforms.
Gross margin decreased from a year ago as our business model transitioned from offering Hopper HGX systems to Blackwell full-scale datacenter solutions. Gross margin increased sequentially as Blackwell ramped with an improved mix and cost structure.
Operating expenses were up 36% from a year ago and up 8% sequentially. The increases were primarily driven by compute and infrastructure costs, higher compensation and benefits due to compensation increases and employee growth and engineering development costs for new product introductions.
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

	Three Months Ended		Nine Months Ended
	Oct 26, 2025	Oct 27, 2024	Oct 26, 2025	Oct 27, 2024
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	26.6	25.4	30.7	24.2
Gross profit	73.4	74.6	69.3	75.8
Operating expenses
Research and development	8.3	9.7	8.8	10.1
Sales, general and administrative	2.0	2.6	2.2	2.8
Total operating expenses	10.3	12.3	11.0	12.9
Operating income	63.1	62.3	58.3	62.9
Interest income	1.1	1.3	1.2	1.4
Interest expense	(0.1)	(0.2)	(0.1)	(0.2)
Other income, net	2.4	0.1	2.3	0.3
Total other income, net	3.4	1.2	3.4	1.5
Income before income tax	66.5	63.5	61.7	64.4
Income tax expense	10.6	8.6	9.4	8.8
Net income	55.9%	54.9%	52.3%	55.6%

Revenue by Reportable Segments

	Three Months Ended				Nine Months Ended
	Oct 26, 2025	Oct 27, 2024	$ Change	% Change	Oct 26, 2025	Oct 27, 2024	$ Change	% Change

	($ in millions)
Compute & Networking	$50,908	$31,036	$19,872	64%	$131,828	$80,157	$51,671	64%
Graphics	6,098	4,046	2,052	51%	15,983	11,009	4,974	45%
Total	$57,006	$35,082	$21,924	62%	$147,811	$91,166	$56,645	62%
Operating Income by Reportable Segments

	Three Months Ended				Nine Months Ended
	Oct 26, 2025	Oct 27, 2024	$ Change	% Change	Oct 26, 2025	Oct 27, 2024	$ Change	% Change

	($ in millions)
Compute & Networking	$35,721	$22,081	$13,640	62%	$86,139	$57,977	$28,162	49%
Graphics	2,546	1,502	1,044	70%	$6,428	4,111	2,317	56%
Total	$38,267	$23,583	$14,684	62%	$92,567	$62,088	$30,479	49%
Compute & Networking revenue – The year over year increase in the third quarter and first nine months of fiscal year 2026 was driven by three platform shifts –accelerated computing, powerful AI models, and agentic applications. Revenue from Data Center computing grew 59% year-on-year compared to the first nine months of fiscal year 2025, driven by demand for our Blackwell computing platform. Revenue from Data Center networking grew 105% year-on-year compared to the first nine months of fiscal year 2025 driven by the introduction and continued growth of NVLink compute fabric for GB200 and GB300 systems, the growth of XDR InfiniBand products, and adoption of Ethernet for AI solutions.
Graphics revenue – The year over year increase in the third quarter and first nine months of fiscal year 2026 was driven by sales of our Blackwell architecture.
Reportable segment operating income – The year over year increase in Compute & Networking segment operating income in the third quarter of fiscal year 2026 was driven by growth in revenue. The year over year increase in Compute & Networking segment operating income in the first nine months of fiscal year 2026 was driven by the growth in revenue, partially offset by a $4.5 billion charge associated with H20 excess inventory and purchase obligations in the first quarter of fiscal year 2026. The year over year increase in Graphics segment operating income in the third quarter and first nine months of fiscal year 2026 was driven by the growth in revenue.
Concentration of Revenue
We refer to customers who purchase products directly from NVIDIA as direct customers, such as add-in board manufacturers, distributors, ODMs, OEMs, CSPs, hyperscale companies, and system integrators. Certain direct customers may use either internal resources or third-party system integrators to complete their build. We refer to indirect customers as those who purchase products through our direct customers; indirect customers include CSPs, Neocloud builders, hyperscale, consumer internet companies, enterprises, and public sector entities.
Direct Customers – For the third quarter of fiscal year 2026, four direct customers with sales greater than 10% of total revenue included: Customer A at 22%, Customer B at 15%, Customer C at 13%, and Customer D at 11%, which were attributable to the Compute & Networking segment. For the first nine months of fiscal year 2026, sales to two direct customers represented 21% and 13% of total revenue, respectively, both of which were attributable to the Compute & Networking segment. The customers referenced above may represent different customers than those reported in a previous period.
For the third quarter of fiscal year 2025, sales to three direct customers each represented 12% of total revenue, which were attributable to the Compute & Networking segment. For the first nine months of fiscal year 2025, sales to three direct customers represented 12%, 11%, and 11% of total revenue, which were attributable to the Compute & Networking segment.
Indirect Customers – Indirect customer revenue is an estimation based upon multiple factors including customer purchase order information, product specifications, internal sales data, and other sources. Indirect customers primarily purchase our products through system integrators and distributors.

We generate a significant amount of our revenue from a limited number of indirect customers, some individually representing 10% or more of our revenue. Certain companies purchase cloud and related services through various direct and indirect customers. We estimate that one AI research and deployment company contributed to a meaningful amount of our revenue purchasing cloud services from our customers in the third quarter of fiscal year 2026. Our revenue is concentrated among a limited number of direct, indirect and cloud service purchasers and this trend may continue.
Revenue by geographic region is designated based on the location of the customers' headquarters of direct customers even if the estimated revenue may be attributable to indirect customers in a different location. Revenue from sales to customers headquartered outside of the United States accounted for 31% and 34% of total revenue for the third quarter and first nine months of fiscal year 2026, respectively, and 44% and 41% of total revenue for the third quarter and first nine months of fiscal year 2025, respectively.
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
Gross margins decreased to 73.4% for the third quarter of fiscal year 2026 compared to 74.6% for the third quarter of fiscal year 2025, and 69.3% for the first nine months of fiscal year 2026 compared to 75.8% for the first nine months of fiscal year 2025, as our business model transitioned from offering Hopper HGX systems to Blackwell full-scale datacenter solutions. Gross margin for the first nine months of fiscal year 2026 was also impacted by a $4.5 billion charge associated with H20 excess inventory and purchase obligations.
Provisions for inventory and excess inventory purchase obligations totaled $410 million and $6.7 billion for the third quarter and first nine months of fiscal year 2026, respectively, including $4.5 billion associated with H20 excess inventory and purchase obligations for the first quarter of fiscal year 2026. Sales of previously reserved inventory and settlements of excess inventory purchase obligations resulted in a provision release of $366 million and $1.3 billion for the third quarter and first nine months of fiscal year 2026, respectively. The net effect on our gross margin was an unfavorable impact of 0.1% and 3.7% in the third quarter and first nine months of fiscal year 2026, respectively.
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
Operating Expenses

	Three Months Ended				Nine Months Ended
	Oct 26, 2025	Oct 27, 2024	$ Change	% Change	Oct 26, 2025	Oct 27, 2024	$ Change	% Change

	($ in millions)
Research and development expenses	$4,705	$3,390	$1,315	39%	$12,985	$9,200	$3,785	41%
Sales, general and administrative expenses	1,134	897	237	26%	3,297	2,516	781	31%
Total operating expenses	$5,839	$4,287	$1,552	36%	$16,282	$11,716	$4,566	39%
The increases in research and development expenses for the third quarter and first nine months of fiscal year 2026 were primarily driven by a 27% and 30% increase in compensation and benefits, including stock-based compensation, reflecting employee growth and compensation increases, and an 83% and 75% increase in compute and infrastructure, respectively.
The increases in sales, general and administrative expenses for the third quarter and first nine months of fiscal year 2026 were primarily driven by compensation and benefits, including stock-based compensation, reflecting employee growth and compensation increases.

Total Other Income, Net

	Three Months Ended			Nine Months Ended
	Oct 26, 2025	Oct 27, 2024	$ Change	Oct 26, 2025	Oct 27, 2024	$ Change

	($ in millions)
Interest income	$624	$472	$152	$1,732	$1,275	$457
Interest expense	(61)	(61)	—	(186)	(186)	—
Other income, net	1,363	36	1,327	3,418	301	3,117
Total other income, net	$1,926	$447	$1,479	$4,964	$1,390	$3,574
The increase in interest income for the third quarter and first nine months of fiscal year 2026 was primarily due to growth in cash, cash equivalents, and debt securities.
Interest expense is comprised of coupon interest and debt discount amortization related to our notes.
Other income, net consists of realized or unrealized gains and losses from investments in non-marketable equity securities, publicly-held equity securities, and the impact of changes in foreign currency rates. The change in Other income, net, compared to the third quarter and first nine months of fiscal year 2025, was primarily driven by unrealized gains in our publicly-held equity securities and non-marketable equity securities. Refer to Notes 5 and 6 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our investments in non-marketable equity securities and publicly-held equity securities.
Income Taxes
Income tax expense was $6.0 billion and $3.0 billion for the third quarter, and $13.9 billion and $8.0 billion for the first nine months, of fiscal years 2026 and 2025, respectively. Income tax as a percentage of income before income tax was an expense of 15.9% and 13.5% for the third quarter, and 15.3% and 13.6% for the first nine months, of fiscal years 2026 and 2025, respectively.
The effective tax rate increased primarily due to a lower percentage of tax benefits from stock-based compensation and U.S. federal research tax credit relative to the increase in income before income tax.
Our effective tax rates for the first nine months of fiscal years 2026 and 2025 were lower than the U.S. federal statutory rate of 21% primarily due to tax benefits from foreign-derived deduction eligible income, stock-based compensation, income earned in jurisdictions that are subject to taxes at rates lower than the U.S. federal statutory tax rate, and the U.S. federal research tax credit.
In July 2025, the OBBBA was enacted into law and contains several changes to key U.S. federal income tax laws. We have recognized the tax effects of currently effective OBBBA provisions, which are not material and are reflected in our results for the first nine months of fiscal year 2026. We will continue to evaluate the impact of these legislative changes as tax authorities provide additional guidance and interpretation.
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
Liquidity and Capital Resources

	Oct 26, 2025	Jan 26, 2025

	(In millions)
Cash and cash equivalents	$11,486	$8,589
Marketable securities	49,122	34,621
Cash, cash equivalents and marketable securities	$60,608	$43,210

	Nine Months Ended
	Oct 26, 2025	Oct 27, 2024

	(In millions)
Net cash provided by operating activities	$66,530	$47,460
Net cash used in investing activities	$(21,367)	$(13,223)
Net cash used in financing activities	$(42,266)	$(32,410)
Our investment policy requires the purchase of highly-rated fixed income securities, the diversification of investment types and credit exposures, and certain maturity limits on our portfolio.
Cash provided by operating activities increased in the first nine months of fiscal year 2026 compared to the first nine months of fiscal year 2025 due to higher revenue.
Cash used in investing activities increased in the first nine months of fiscal year 2026 compared to the first nine months of fiscal year 2025, primarily driven by higher purchases of non-marketable equity securities and higher purchases of property and equipment.
Cash used in financing activities increased in the first nine months of fiscal year 2026 compared to the first nine months of fiscal year 2025, mainly due to higher share repurchases.
Liquidity
Our primary sources of liquidity include cash, cash equivalents, marketable securities, and cash generated by our operations. As of October 26, 2025, we had $60.6 billion in cash, cash equivalents, and marketable securities. We believe that we have sufficient liquidity to meet our operating requirements for at least the next twelve months and thereafter for the foreseeable future, including our future obligations. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance future capital requirements.
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
Except for approximately $1.7 billion of cash, cash equivalents, and marketable securities held outside the U.S. for which we have not accrued any related foreign or state taxes if we repatriate these amounts to the U.S., substantially all of our cash, cash equivalents and marketable securities held outside the U.S. at the end of the first nine months of fiscal year 2026 are available for use in the U.S. without incurring additional U.S. federal income taxes. Our tax payments in fiscal year 2026 will decrease due to currently effective OBBBA provisions.
Capital Return to Shareholders
We repurchased 70 million and 262 million shares of our common stock for $12.6 billion and $36.7 billion during the third quarter and first nine months of fiscal year 2026, respectively. On August 26, 2025, our Board of Directors approved an additional $60.0 billion in share repurchase authorization, without expiration. As of October 26, 2025, we were authorized, subject to certain specifications, to repurchase up to $62.2 billion of our common stock.
From October 27, 2025 through November 14, 2025, we repurchased 6 million shares for $1.1 billion pursuant to a pre-established trading plan. We may execute repurchases from time to time, subject to market conditions, operating requirements and other investment opportunities, in the open market, in privately negotiated transactions, pursuant to a Rule 10b5-1 trading plan or in structured share repurchase agreements in compliance with Rule 10b-18 of the Exchange Act. Our share repurchase program may be suspended at any time at our discretion.
We paid cash dividends to our shareholders of $243 million and $732 million during the third quarter and first nine months of fiscal year 2026, respectively. The payment of future cash dividends is subject to our Board of Directors' continuing determination that the declaration of dividends is in the best interests of our shareholders.
The U.S. Inflation Reduction Act of 2022 requires a 1% excise tax on certain share repurchases in excess of shares issued for employee compensation made after December 31, 2022. The excise tax is included in our share repurchase cost and was not material for both the third quarter and first nine months of fiscal years 2026 and 2025.

Outstanding Indebtedness and Commercial Paper Program
Our aggregate debt maturities as of October 26, 2025, by year payable, are as follows:

Oct 26, 2025

(In millions)
Due in one year	$1,000
Due in one to five years	$2,750
Due in five to ten years	1,250
Due in greater than ten years	3,500
Unamortized debt discount and issuance costs	(33)
Net carrying amount	$8,467
Less short-term portion	(999)
Total long-term portion	$7,468
We have a $575 million commercial paper program to support general corporate purposes. As of October 26, 2025, we had no commercial paper outstanding.
Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Material Cash Requirements and Other Obligations
Unrecognized tax benefits were $3.2 billion, which includes related interest and penalties, and were recorded in non-current income tax payable as of October 26, 2025. We are unable to estimate the timing of any potential tax liability, interest payments, or penalties in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions. Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information.
We expect to continue investing in strategic partnerships. In the third quarter of fiscal year 2026, we committed to invest $5 billion in Intel Corporation, subject to regulatory approval, and we entered into a letter of intent with an opportunity to invest in OpenAI. In November 2025, we entered into an agreement, subject to certain closing conditions, to invest up to $10 billion in Anthropic. There is no assurance that any investment will be completed on expected terms, if at all. Refer to Item 1A. Risk Factors for additional information regarding our investments.
Other than the contractual obligations described in Note 11, there were no material changes outside the ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 26, 2025. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended January 26, 2025 for a description of our contractual obligations. For a description of our long-term debt, purchase obligations, and operating lease obligations, refer to Notes 10, 11, and 14 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, respectively.
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

Publicly-held equity securities are subject to market price volatility. A hypothetical 10% decrease in our publicly-held equity securities would decrease the fair value of the publicly-held equity securities balance as of October 26, 2025 by $387 million.
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
Foreign Exchange Rate Risk
The impact of foreign currency transactions related to foreign exchange rate risk is described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 26, 2025. As of October 26, 2025, there have been no material changes to the foreign exchange rate risks described as of January 26, 2025.
Item 4. Controls and Procedures
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of October 26, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the third quarter of fiscal year 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing a phased upgrade of our enterprise resource planning, or ERP, system to update our existing core financial systems. The ERP system is designed to accurately maintain our financial records used to report operating results. We will continue to evaluate each quarter whether there are changes that materially affect our internal control over financial reporting.
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
Item 1A. Risk Factors
Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 26, 2025 and Item 1A of our Quarterly Reports on Form 10-Q for the fiscal quarters ended April 27, 2025 and July 27, 2025.

Purchasing or owning NVIDIA common stock involves investment risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 26, 2025, and Item 1A of our Quarterly

Reports on Form 10-Q for the fiscal quarters ended April 27, 2025 and July 27, 2025, and below. Any one of those risks could harm our business, financial condition and results of operations or reputation, which could cause our stock price to decline. Additional risks, trends and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations or reputation.
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
•government actions or changes in governmental policies, such as export controls, increased restrictions on gaming usage, or tariffs
•our customers’ and partners’ ability to secure capital and energy and to build complex datacenter infrastructure timely; and
•the availability of third-party content on our platforms, such as GeForce NOW.
The availability of data centers, energy, and capital to support the buildout of NVIDIA AI infrastructure by our customers is crucial, and any shortage of these resources could impact our future revenue and financial performance. Expanding energy capacity to meet demand is a complex, multi-year process involving significant regulatory, technical, and construction challenges. In addition, access to capital can be particularly constrained for less-capitalized companies, which may face difficulties securing financing for large-scale infrastructure projects. These limitations could delay customer deployments or reduce the scale of accelerated computing and AI adoption.
Challenges in estimating demand could become more pronounced or volatile in the future on both a global and regional basis. Extended lead times may occur if we experience other supply constraints caused by natural disasters, pandemics or other events. Geopolitical tensions in regions where we rely on suppliers, contract manufacturers, and assembly partners that are critical to our supply continuity, could have a material adverse impact on us. Publicly announced intentions by governments or other companies to purchase our products can further complicate our demand estimates, as such announcements are often non-binding and may not result in committed volumes.
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
We are increasing our U.S.-based manufacturing and investing in specialized equipment and processes to support domestic production. We may experience delays or difficulties in scaling production as planned. Our ability to increase manufacturing capabilities will depend on the domestic manufacturing ecosystem's capacity to ramp production supply to the required volume timely. Delays or shortfalls could impact our ability to meet demand.
Product transitions are complex and we often ship both new and prior architecture products simultaneously as our channel partners prepare to ship and support new products. We are generally in various stages of transitioning the architectures of our Data Center, Gaming, Professional Visualization, and Automotive products. The computing industry is experiencing a broader and faster launch cadence of accelerated computing platforms to meet a growing and diverse set of AI opportunities. We have introduced a new product and architecture cadence of our Data Center solutions where we seek to complete new computing solutions each year and provide a greater variety of Data Center offerings. The increased frequency of these transitions and the larger number of products and product configurations may magnify the challenges associated with managing our supply and demand which may further create volatility in our revenue. Qualification time for new products, customers anticipating product transitions, and channel partners reducing channel inventory of prior architectures ahead of new product introductions can reduce, or create volatility in, our revenue. Customers may delay adopting new architectures if their data center infrastructure is not ready, which could affect the timing of our revenue. We have experienced and may in the future experience reduced demand for current generation architectures when customers anticipate transitions, and we may be unable to sell multiple product architectures at the same time for current and future architecture transitions. Our financial results have been and may in the future be negatively impacted if we are unable to execute our architectural transitions as planned for any reason. The increased frequency and complexity of newly introduced products could result in unanticipated quality or production issues that could increase the magnitude of inventory provisions, warranty, or other costs or result in product delays. For example, our gross margins in the second quarter of fiscal year 2025 were negatively impacted by inventory provisions for low-yielding Blackwell material.
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

Demand estimates for our products, applications, and services can be incorrect, which may create volatility in our revenue or supply levels. We may not be able to generate significant revenue from them. Because our products may be used in multiple use cases and applications, it is difficult to estimate with any reasonable degree of precision the impact of accelerated computing and AI models on our reported revenue or forecasted demand.
The use of our GPUs for new, mercurial, or trendy applications, has impacted and can impact in the future, demand for our products, including by leading to inconsistent spikes and drops in demand. For example, several years ago, our Gaming GPUs began to be used for mining digital currencies, such as Ethereum. It is difficult for us to estimate with any reasonable degree of precision the past or current impact of cryptocurrency mining, or forecast the future impact of cryptocurrency mining, on demand for our products. Volatility in the cryptocurrency market, including new compute technologies, price changes in cryptocurrencies, government cryptocurrency policies and regulations, new cryptocurrency standards and changes in the method of verifying blockchain transactions, has impacted and can in the future impact cryptocurrency mining and demand for our products and can further impact our ability to estimate demand for our products. Changes to cryptocurrency standards and processes including, but not limited to, the Ethereum 2.0 merge in 2022, have reduced and may in the future decrease the usage of GPUs for Ethereum mining. This has created and may in the future create increased aftermarket sales of our GPUs, which could negatively impact retail prices for our GPUs and reduce demand for our new GPUs. In general, our new products or previously sold products may be resold online or on the unauthorized “gray market,” which also makes demand forecasting difficult. Gray market products and reseller marketplaces compete with our new products and distribution channels. Our inability to accurately predict our demand that arises from new use cases may create volatility in our revenue.
We may not be able to realize the potential benefits of business investments or acquisitions, and we may not be able to successfully integrate acquired companies, which could hurt our ability to grow our business, develop new products or sell our products.
We acquire and invest in businesses that offer products, services and technologies that we believe will help expand or enhance our strategic objectives. Acquisitions or investments involve significant challenges and risks and could impair our ability to grow our business, develop new products or sell our products and ultimately could have a negative impact on our financial results. If we pursue a particular transaction, we may limit our ability to enter into other transactions that could help us achieve our other strategic objectives. If we are unable to timely complete acquisitions or investments, including due to delays and challenges in obtaining regulatory approvals, we may be unable to pursue other transactions, we may not be able to retain critical talent from the target company, technology may evolve and make the acquisition less attractive, and other changes can take place, which could reduce the anticipated benefits of the transaction and negatively impact our business. Regulators could also impose conditions that reduce the ultimate value of our acquisitions. In addition, to the extent that our perceived ability to consummate acquisitions is harmed, future acquisitions may be more difficult, complex or expensive.
Our investments in publicly traded and private companies could create volatility and fluctuations in our results. These investments may generate realized and unrealized gains or losses and we could realize losses up to the value of the investments. In addition, we have invested and may continue to invest in private companies to further our strategic objectives and to support certain key business initiatives. These companies can include early-stage companies still defining their strategic direction. Many of the securities in which we invest are non-marketable and illiquid at the time of our initial investment, and we may not be able to achieve a return. To the extent any of the companies in which we invest are not successful, we could recognize an impairment and/or lose all or part of our investment.
We expect to continue investing in strategic partnerships. In the third quarter of fiscal year 2026, we entered into a letter of intent with an opportunity to invest in OpenAI. In November 2025, we entered into an agreement, subject to certain closing conditions, to invest up to $10 billion in Anthropic. There is no assurance that we will enter into definitive agreements with respect to the OpenAI opportunity or other potential investments, or that any investment will be completed on expected terms, if at all. The timing and magnitude of these and other investments we may make will depend on various factors, including the ability of our partners to successfully develop and deploy AI infrastructure. There can be no certainty as to the timing or amount of capital we may ultimately invest in these or other strategic partnerships, and we may be limited by our available liquidity and capital resources.
We have committed to make an equity investment in Intel Corporation, subject to regulatory approval. This investment involves execution, financing, and operational risks, including dependence on the partner’s ability to scale production and deliver competitive technology on schedule. We may not realize the anticipated strategic benefits.
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
We may be required to satisfy financial obligations under guarantees and other commercial commitments.
We have entered into, and may in the future enter into, commercial arrangements, including long-term capacity purchase obligations and financial guarantees supporting our customers’ and partners’ buildout of datacenter infrastructure. These arrangements expose us to counterparty risk, including customers' or partners' inability to secure necessary financing or infrastructure, significant project delays, or financial distress or insolvency. Despite our efforts to mitigate these exposures, if triggered, these obligations could require payments that may negatively impact our business, financial condition, or results of operations.
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
Governments and regulators are also considering, and in certain cases, have imposed restrictions on the hardware, software, and systems used to develop frontier foundation models and generative AI. For example, the EU AI Act became effective on August 1, 2024 and will be fully applicable after a two-year transitional period. The EU AI Act may impact our ability to train, deploy, or release AI models in the EU. Several states are considering enacting or have already enacted regulations concerning AI technologies, with new state laws scheduled to take effect on January 1, 2026, which may impact our ability to train, deploy, or release AI models, and increase our compliance costs. Restrictions under these and any other regulations, if implemented, could increase the costs and burdens to us and our customers, delay or halt deployment of new systems using our products, and reduce the number of new entrants and customers, negatively impacting our business and financial results. Revisions to laws or regulations or their interpretation and enforcement could also result in increased taxation, trade sanctions, the imposition of or increase to import duties or tariffs, restrictions and controls on imports or exports, or other retaliatory actions, which could have an adverse effect on our business plans or impact the timing of our shipments. Additionally, changes in the public perception of governments in the regions where we operate or plan to operate could negatively impact our business and results of operations.
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
Such restrictions could include additional unilateral or multilateral export controls on certain products or technology, including but not limited to AI technologies. As geopolitical tensions have increased, semiconductors associated with AI, including GPUs and related products, are increasingly the focus of export control restrictions proposed by stakeholders in the U.S. and its allies. The United States has imposed unilateral worldwide controls restricting GPUs and associated products, and it is likely that additional unilateral or multilateral controls will be adopted. Such controls have been and may again be very broad in scope and application, prohibit us from exporting our products to any or all customers in one or more markets, and could negatively impact our manufacturing, testing and warehousing locations and options, or could impose other conditions that limit our ability to serve demand abroad and could negatively and materially impact our business, revenue and financial results. Export controls and other restrictions targeting GPUs and semiconductors associated with AI, which have been imposed and are likely to be more restrictive, would further limit our ability to export our technology, products, or services, creating a competitive disadvantage for us and negatively impacting our business and financial results. Export controls targeting GPUs and semiconductors associated with AI have subjected and may in the future subject downstream users of our products to restrictions on the use, resale, repair, or transfer of our products, negatively impacting our business and financial results. Controls could negatively impact our cost and/or ability to provide services such as NVIDIA AI cloud services and could impact the cost and/or ability for our CSPs and customers to provide services to their end customers, even outside China.

Export controls have and could in the future disrupt our supply chain and distribution channels, negatively impacting our ability to serve demand, including in markets outside China and for our non-data center products. The possibility of additional export controls has negatively impacted and may in the future negatively impact demand for our products, benefiting competitors that offer alternatives less likely to be restricted by further controls. Repeated changes in the export control rules are likely to impose compliance burdens on our business and our customers, negatively and materially impacting our business.
Increasing use of economic sanctions and export controls has impacted and may in the future impact demand for our products or services, negatively impacting our business and financial results. Reduced demand due to export controls has and could in the future lead to excess inventory or cause us to incur related supply charges. Additional unilateral or multilateral controls are also likely to include deemed export control limitations that negatively impact the ability of our research and development teams to execute our roadmap or other objectives in a timely manner. Additional export restrictions may not only impact our ability to serve overseas markets, but also provoke responses from foreign governments, including China, that negatively impact our supply chain or our ability to provide our products and services to customers in all markets worldwide, which could also substantially reduce our revenue. Regulators in China have inquired about our sales and efforts to supply the China market and our fulfillment of the commitments we entered at the close of our Mellanox acquisition. On September 15, 2025, China’s antitrust regulators published their preliminary finding that our compliance with applicable U.S. export controls, which required us to offer degraded products to the Chinese market, discriminated unfairly against customers in the China market and therefore violated the terms of China’s approval of our Mellanox acquisition. If regulators conclude that we have failed to fulfill the terms of our Mellanox acquisition or we have violated any applicable law in China, we could be subject to financial penalties, restrictions on our ability to conduct our business, restrictions or other orders regarding our networking business, products, and services, or otherwise impact our operations in China, any of which could have a material and adverse impact on our business, operating results and financial condition.
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
The export controls applicable to China are complex and address a variety of parameters, including the total processing performance of a chip, the “performance density” of a chip, the interconnect bandwidth of a chip, and the memory bandwidth of a chip. Under the current rules and geopolitical landscape, we are unable to create and deliver a competitive product for China’s data center market that receives approval from both the USG and the Chinese government. We have effectively been foreclosed from competing in China's data center computing/compute market, and our effective foreclosure from the China market will help our competitors build larger developer and customer ecosystems to challenge us worldwide. Unless we are able to return with a product that meets the approval of both the USG and the Chinese government, our lost opportunity and the benefit to our competitors will have a material and adverse impact on our business, operating results, and financial condition. In addition to controls targeting D:1, D:4 and D:5 countries, the USG has also imposed worldwide export controls impacting our products, and may impose additional controls in the future.
On January 15, 2025, the USG published the AI Diffusion IFR in the Federal Register. The IFR would have imposed a worldwide licensing requirement on our data center products, such as our H200, GB200 and GB300. The AI Diffusion IFR would have divided the world into three tiers, relegating most countries to “Tier 2” status, and would have created a complex and burdensome scheme for licensing approvals.

In May 2025, the USG announced that it would rescind the AI Diffusion IFR and implement a replacement rule. The scope, timing, and requirements of the forthcoming rule remain uncertain. The replacement rule may impose new restrictions on our products or operations and/or add license requirements that could have a material impact on our business, operating results, and financial condition. For example, in October 2025, the Senate passed the “GAIN AI Act” in the NDAA. The GAIN AI Act would restrict the Trump Administration’s ability to adapt the Biden Administration’s export control rules, and could also allow private U.S. persons to review and overturn licensing and foreign policy decisions made by the Trump Administration.
Our competitive position has been harmed by export controls, and our competitive position and future results will be further harmed, over the long term, if the restrictions remain in place or are expanded in geographic, customer, or product scope, if customers purchase product from competitors, if customers develop their own internal solution, if we are unable to provide contractual warranty or other extended service obligations, if the USG does not grant licenses in a timely manner or denies licenses to significant customers or if we incur significant transition costs. The licensing process may not be resolved before significant business opportunities evaporate. Even if the USG grants any requested licenses, the licenses have already and may in the future be temporary, impose burdensome conditions regarding the installation, maintenance, and use of such products, or include financial or economic requirements that we or our customers or end users cannot or choose not to fulfill. The licensing requirements have already and may in the future benefit certain of our competitors, as the licensing process will make our pre-sale and post-sale technical support efforts more cumbersome and less certain and encourage customers in China, the Middle East, and other regions to pursue alternatives to our products, including semiconductor suppliers based in China, Europe, and Israel.
In August 2025, the USG granted licenses that would allow us to ship certain H20 products to certain China-based customers, but to date, we have generated approximately $50 million in H20 revenue under those licenses. USG officials have expressed an expectation that the USG will receive 15% or more of the revenue generated from licensed sales of our products, but to date, the USG has not published a regulation codifying such requirement. In the event that we are able to sell licensed products into the China market and the USG implements a regulation requiring us to pay a percentage of the revenue from such sales, we may not be able to pass along all or any of that fee to our customers, and may be subject to litigation, increased costs, and a harmed competitive position.
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
For example, the USG already imposed license conditions that limit the ability of foreign firms to create and offer as a service large-scale GPU clusters, such as imposing license conditions on the use of products to be exported to certain countries, and may impose additional conditions such as requiring chip tracking and throttling mechanisms that could disable or impair GPUs if certain events, including unauthorized system configuration, use, or location, are detected. Such government mandates in chip designs could introduce system vulnerabilities and expose us to significant risk and potential liability, negatively impact demand for our products, and could have a material impact on our business, operating results, and financial condition. Even if not enacted into binding legislation, draft bills have impacted and may in the future negatively impact our business. For example, following U.S. legislative proposals calling for mandatory features in our chips, China’s government publicly questioned whether our H20 products have built-in vulnerabilities, discouraging customers from purchasing our products. We provided a public response explaining that our GPUs, including H20, do not include such built-in vulnerabilities, and will respond to any follow-up questions we receive.
Open-source foundation models are rapidly growing in popularity with developers worldwide. Any regulatory control or other restriction that limits our ability to provide products and services that support third-party applications and models, including applications built on foundation models originating in China such as DeepSeek, Qwen, or KIMMI, could have a material impact on our business, operating results, and financial condition.
The USG already imposed export controls restricting certain gaming GPUs, and if the USG expands such controls to restrict additional gaming products, it may disrupt a significant portion of our supply and distribution chain and negatively impact sales of such products to markets outside China, including the U.S. and Europe. In addition, as the performance of the gaming GPUs increases over time, export controls may have a greater impact on our ability to compete in markets subject to those controls. Export controls may disrupt our supply and distribution chain for a substantial portion of our products, which are warehoused in and distributed from Hong Kong.
Export controls restricting our ability to sell data center GPUs may also negatively impact demand for our networking products used in servers containing our GPUs. The USG may also impose export controls on our networking products, such as high-speed network interconnects, to limit the ability of downstream parties to create large clusters for frontier model training.
Export controls have and are likely in the future to have a disproportionate impact on NVIDIA and may disadvantage us against certain of our competitors that sell chips that are outside the scope of such control. Export controls have already and may in the future encourage customers outside China and other impacted regions to “design-out” certain U.S. semiconductors from their products to reduce the compliance burden and risk, and to ensure that they are able to serve markets worldwide. Export controls have already encouraged and may in the future encourage overseas governments to request that our customers purchase from our competitors rather than NVIDIA or other U.S. firms, harming our business, market position, and financial results.
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
The increasingly complex export controls impose complex and burdensome compliance obligations on our partners, suppliers, and customers. While we seek to strictly comply with all applicable export control regulators, reports of diversion of controlled products, even when unsubstantiated and untrue, may negatively impact our business, relationships with partners and customers, and our reputation. Incorrect allegations that our compliance efforts satisfy the letter but not the “spirit” of the applicable regulations, as well as incorrect allegations that legitimate and appropriate business is using supposed “loopholes” in the export controls may negatively impact our business, relationships with partners and customers, and our reputation.
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
Additionally, restrictions imposed by the Chinese government on the duration of gaming activities and access to games may adversely affect our Gaming revenue, and even if we are able to participate in the China data center compute market, increased oversight of digital platform companies may adversely affect our Data Center revenue. The Chinese government has encouraged customers to purchase from our China-based competitors and restricted customers from purchasing, importing, or using our data center products, including any China-specific product designed to comply with U.S. export controls. As another example, an agency of the Chinese government announced an Action Plan that endorses new standards regarding the compute performance per watt and per memory bandwidth of accelerators used in new and renovated data centers in China. Although we are already effectively foreclosed from the China market by U.S. export controls, if those controls changed to allow us to return to the market, the Chinese government could modify or implement the Action Plan in a way that effectively prevents us from being able to design products to meet the new standard, which may restrict the ability of customers to use some of our data center products and may have a material and adverse impact on our business, operating results and financial condition. Further restrictions on our products or the products of our suppliers could negatively impact our business and financial results.
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
We repurchased 70 million and 262 million shares of our common stock for $12.6 billion and $36.7 billion during the third quarter and first nine months of fiscal year 2026, respectively. As of October 26, 2025, we were authorized, subject to certain specifications, to repurchase up to $62.2 billion of our common stock.
We paid cash dividends to our shareholders of $243 million and $732 million during the third quarter and first nine months of fiscal year 2026, respectively. The payment of future cash dividends is subject to our Board of Directors' continuing determination that the declaration of dividends is in the best interests of our shareholders.

The following table presents details of our share repurchase transactions during the third quarter of fiscal year 2026:

Period	Total Number of Shares Purchased (In millions)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (In millions)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In billions)
July 28, 2025 - August 24, 2025	17.9	$178.74	17.9	$11.5
August 25, 2025 - September 21, 2025	21.1	$174.35	21.1	$67.8
September 22, 2025 - October 26, 2025	30.6	$183.68	30.6	$62.2
Total	69.6		69.6
(1)     Average price paid per share includes broker commissions, but excludes our liability under the 1% excise tax on the net amount of our share repurchases required by the Inflation Reduction Act of 2022.
From October 27, 2025 through November 14, 2025, we repurchased 6 million shares for $1.1 billion pursuant to a pre-established trading plan.
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
Employee Equity Incentive Program Share Withholding
We withhold shares of our common stock associated with net share settlements to cover tax withholding obligations of awards under our employee equity incentive program. During the third quarter and first nine months of fiscal year 2026, we withheld approximately 14 million and 39 million shares, respectively, for a total value of $2.4 billion and $5.8 billion, respectively, through net share settlements.
Recent Sales of Unregistered Securities and Use of Proceeds
On August 6, 2025, we acquired a company and issued to key employees a total of 97,075 shares of our common stock, valued at $17 million based on our closing stock price on the issuance date.
The above securities were issued in a transaction not involving a public offering pursuant to an exemption from registration set forth in Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder).
Item 5. Other Information
The following members of our Board of Directors and/or officers adopted, modified, or terminated a trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a Rule 10b5-1 Trading Arrangement:

Name	Title of Director or Officer	Action	Date	Total Shares of Common Stock to be Sold	Expiration Date
Debora Shoquist	Executive Vice President, Operations	Adoption	9/9/2025	309,840	12/31/2026
Donald Robertson	Vice President and Chief Accounting Officer	Adoption	9/18/2025	138,042 *	12/31/2026
Ajay Puri	Executive Vice President, Worldwide Field Operations	Adoption	9/19/2025	1,000,000	6/24/2026
* Includes 38,042 shares from future vests of equity awards, and the actual number of shares to be sold will be net of shares withheld by the Company for taxes.

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
Date: November 19, 2025

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)