Form 10-K
period 2026-01-25
NVIDIA CORP
filed 2026-02-25
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended January 25, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 25, 2025 was approximately $4.0 trillion (based on the closing sales price of the registrant's common stock as reported by the Nasdaq Global Select Market on July 25, 2025). This calculation excludes 1.0 billion shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant's outstanding common stock that have represented to the registrant that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.
The number of shares of common stock outstanding as of February 20, 2026 was 24.3 billion.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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
NVIDIA Corporate Blog (blogs.nvidia.com/)
NVIDIA Technical Blog (developer.nvidia.com/blog/)
NVIDIA LinkedIn (linkedin.com/company/nvidia)
NVIDIA Facebook (facebook.com/nvidia)
NVIDIA Instagram (instagram.com/nvidia)
NVIDIA X (x.com/nvidia)
NVIDIA Threads (threads.com/@nvidia)
NVIDIA Investor Relations (investor.nvidia.com)
NVIDIA YouTube (YouTube.com/nvidia).
The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this Annual Report on Form 10-K.
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections based on management's beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties, and other factors in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Given these risks, uncertainties, and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and understand that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
All references to “NVIDIA,” “we,” “us,” “our,” or the “Company” mean NVIDIA Corporation and its subsidiaries.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the filing date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.
© 2026 NVIDIA Corporation. All rights reserved.

Part I
Item 1. Business
Our Company
NVIDIA pioneered accelerated computing to help solve the most challenging computational problems. NVIDIA is now a data center scale AI infrastructure company reshaping all industries.
Our technology stack includes the foundational NVIDIA CUDA development platform that runs on all NVIDIA GPUs, as well as hundreds of domain-specific software libraries, frameworks, algorithms, software development kits, or SDKs, and application programming interfaces, or APIs. This deep and broad software stack accelerates the performance and facilitates the deployment of NVIDIA accelerated computing for computationally intensive workloads such as artificial intelligence, or AI, model training and inference, data analytics, scientific computing, robotics, and 3D graphics, with vertical-specific optimizations to address industries ranging from healthcare and telecom to automotive and manufacturing.
Introduced with the Blackwell architecture, our data-center-scale offerings feature extreme co-design where the infrastructure’s chips, networking, systems, software, and algorithms are holistically architected and optimized to maximize performance and scale. Hundreds of thousands of GPUs can be interconnected to function as a single giant computer. This type of data center architecture and scale is needed for the development and deployment of modern AI and accelerated computing applications.
The GPU was initially used to simulate human imagination, enabling the virtual worlds of video games and films. Today, it also simulates human intelligence, enabling a deeper understanding of language, science, and the physical world. Its parallel processing capabilities, supported by tens of thousands of computing cores, are essential for deep learning algorithms. This form of AI, in which software writes itself by learning from large amounts of data, can serve as the brain of computers, robots, and self-driving cars that can perceive, understand and reason about the world. GPU-powered AI solutions are being developed by thousands of enterprises to deliver services and products that would have been immensely difficult or even impossible with traditional coding. Examples include generative AI, which can create new content such as text, code, images, audio, video, molecule structures, and recommendation systems; and agentic AI where systems of AI models work in concert to automatically complete a task.
NVIDIA has a platform strategy, bringing together hardware, systems, software, algorithms, libraries, AI models and training data sets, and services to create unique value for the markets we serve. While the computing requirements of these end markets are diverse, we address them with a unified underlying programmable architecture allowing us to support several multi-billion-dollar end markets with the same underlying technology by using a variety of software stacks developed either internally or by third-party developers and partners. The large and growing number of developers and installed base across our platforms strengthens our ecosystem and increases the value of our platform for our customers.
Innovation is at our core. We have invested over $76.7 billion in research and development since our inception, yielding inventions that are essential to modern computing. Our invention of the GPU in 1999 sparked the growth of the PC gaming market and redefined computer graphics. With our introduction of CUDA in 2006, we opened the parallel processing capabilities of our GPU to a broad range of compute-intensive applications, paving the way for the emergence of modern AI. In 2012, the AlexNet neural network, trained on NVIDIA GPUs, won the ImageNet computer image recognition competition, marking the “Big Bang” moment of AI. We introduced our first Tensor Core GPU in 2017, built from the ground-up for the new era of AI, and our first autonomous driving system-on-chips, or SoC, in 2018. Our acquisition of Mellanox in 2020 expanded our offerings to include networking, enabled our platforms to be data center scale, and led to the introduction of a new processor class – the data processing unit, or DPU. Over the past 5 years, we have built full software stacks that run on top of our GPUs and CUDA to bring AI to the world’s largest industries, including NVIDIA DRIVE stack for autonomous driving, Clara for healthcare, Omniverse for physical AI applications, and NVIDIA AI Enterprise software – essentially an operating system for enterprise AI applications. In 2023, we introduced our first data center CPU, Grace, built for giant-scale AI and high-performance computing, or HPC. In 2024, we launched the NVIDIA Blackwell architecture – connecting 36 Grace CPUs and 72 Blackwell GPUs in a data center scale, liquid-cooled design – for real-time trillion-parameter inference and training. In fiscal year 2026, we launched and scaled the NVIDIA Blackwell Ultra platform, optimized for agentic, reasoning, and physical AI. Building on the architectural breakthroughs of Blackwell and leveraging Dynamo inference software, it delivers a significant increase in token throughput and reduction in cost per token compared to the Hopper generation. More recently, in support of market development, we have accelerated the release cadence of our open AI model platforms including NVIDIA Nemotron for agentic AI and Cosmos for physical AI. With a strong engineering culture, we drive fast, yet harmonized, product and technology innovations in all dimensions of computing including silicon, systems, networking, software and algorithms. More than half of our engineers work on software.
All major cloud service providers, or CSPs, AI model makers, and enterprises use our data center-scale infrastructure and computing platforms to accelerate the services and offerings they deliver to billions of end users and customers, including AI solutions and assistants, AI foundation models, advertising, search, recommendation systems, social networking, data processing, online shopping, live video, and translation. AI model makers use our infrastructure and software hosted at CSPs to develop, build and run AI models, product offerings, and services.
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
Researchers and developers use our computing solutions to accelerate a wide range of important applications, from simulating molecular dynamics to climate forecasting. With support for 6,000 applications, NVIDIA computing enables some of the most promising areas of discovery, from climate prediction to materials science and from wind tunnel simulation to genomics. Including GPUs and networking, NVIDIA powers over 78% of the supercomputers on the global TOP500 list, including 9 of the top 10 systems on the Green500 list.
Gamers choose NVIDIA GPUs to enjoy immersive, increasingly cinematic virtual worlds. In addition to serving the growing number of gamers, the market for PC GPUs is expanding because of the growing population of live streamers, broadcasters, artists, and creators. With the advent of generative and agentic AI, we expect a broader set of PC users to choose NVIDIA GPUs for running these applications locally on their PC, which is critical for privacy, latency, and cost-sensitive AI applications.
Professional artists, architects and designers use NVIDIA partner products accelerated with our GPUs and software platform for a range of creative, engineering, and design use cases, such as creating visual effects in movies or designing buildings and products. In addition, generative and agentic AI is expanding the market for our workstation-class GPUs, as more enterprise customers develop and deploy AI applications with their data on-premises.
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Our Businesses
We report our business results in two segments.
The Compute & Networking segment includes our Data Center accelerated computing and networking platforms and AI solutions and software, and Automotive platforms and autonomous and electric vehicle solutions including software.
The Graphics segment includes GeForce GPUs for gaming and PCs, and Quadro/NVIDIA RTX GPUs for enterprise workstation graphics.
Our Markets
We specialize in markets where our computing and AI infrastructure platforms can provide tremendous acceleration for applications. These platforms incorporate processors, interconnects, software, algorithms, systems, and services to deliver unique value. Our platforms address four large markets where our expertise is critical: Data Center, Gaming, Professional Visualization, and Automotive.
Data Center
The NVIDIA Data Center platform is focused on accelerating compute-intensive workloads, such as AI, data processing, graphics, robotics, and scientific computing, delivering superior total cost of ownership relative to conventional CPU-only approaches. It is deployed in cloud, hyperscale, on-premises and edge data centers. The platform consists of data center compute and networking infrastructure offerings typically delivered to customers as rack-scale systems, subsystems, or modules, along with software and services.
Our Data Center infrastructure systems include supercomputing platforms and servers, bringing together our higher performance, energy efficient GPUs, CPUs, interconnects, and fully optimized AI and HPC software stacks. In addition, they include a growing body of acceleration libraries, AI models and training data sets, APIs, SDKs, and domain-specific application frameworks.
Our networking offerings include NVLink interconnects and switches, end-to-end platforms for InfiniBand and Ethernet, consisting of network adapters, cables, DPUs, switch chips and systems, as well as software. This has enabled us to architect data center-scale computing platforms that can interconnect up to hundreds of thousands of compute nodes with high-performance networking. Fueled by an expansion in AI and HPC workloads, the data center has become the new unit of computing, with networking as an integral part. In fiscal year 2026, we introduced NVIDIA NVLink Fusion to enable hyperscalers and custom ASIC designers to integrate custom CPUs and XPUs with our platform.
Our customers include all major public and private cloud providers, AI model makers, enterprises and startups, and public sector entities. We work with industry leaders to help build or transform their applications and data center infrastructure. Some of our direct customers include original equipment manufacturers, or OEMs, original device manufacturers, or

ODMs, system integrators and distributors which we partner with to help bring our products to market. We also have partnerships in automotive, healthcare, financial services, manufacturing, retail, and technology among others, to accelerate the adoption of AI.
At the foundation of the NVIDIA accelerated computing platform are our GPUs, which excel at parallel workloads such as the training and inferencing of neural networks. These Data Center systems are extreme co-designed with the GPU, CPU, NVLink switch, DPU, NIC, and scale-out networking along with software stacks and algorithms to deliver data center-scale computing solutions.
While our approach starts with powerful chips, what makes it a full-stack computing platform is our large body of software, including the CUDA development platform, the CUDA-X collection of acceleration libraries, AI models and training data sets, APIs, SDKs, and domain-specific application frameworks.
In addition to software delivered to customers as an integral part of our data center computing and networking platform, we offer paid licenses to NVIDIA AI Enterprise, a comprehensive suite of enterprise-grade AI software and NVIDIA vGPU software for graphics-rich virtual desktops and workstations.
In fiscal year 2025, we launched the NVIDIA Blackwell architecture, a full set of data center scale infrastructure that includes GPUs, CPUs, DPUs, interconnects, switch chips and systems, and networking adapters. Blackwell excels at processing cutting edge generative AI and accelerated computing workloads with market leading performance and efficiency. Offered in a number of configurations, for customers across industries and a diverse set of AI and accelerated computing use cases. In fiscal year 2026, we unveiled the NVIDIA Rubin platform, which is expected to commence production shipments in the second half of fiscal year 2027. Built for agentic AI and reasoning, it excels at processing multi-step problem-solving and massive long-context workflows, delivering up to a 10x reduction in cost per token compared to Blackwell.
For physical AI, we provide an end-to-end platform spanning data center infrastructure, open models, systems, embedded compute modules, and software stacks to train, simulate, and deploy advanced automation and robotics solutions.
Gaming
Gaming is the largest entertainment industry, with PC gaming as the predominant platform. Many factors propel its growth, including new high production value games, the continued rise of eSports, social connectivity and the increasing popularity of game streamers, modders, or gamers who remaster games, and creators.
Our products for the gaming market include GeForce RTX GPUs for gaming desktop and laptop PCs, GeForce NOW cloud gaming service, as well as SoCs and development services for game consoles.
Our gaming platforms leverage our GPUs and sophisticated software to enhance the gaming experience with smoother, higher quality graphics. NVIDIA RTX features ray tracing technology for real-time, cinematic-quality rendering, and deep learning super sampling, or NVIDIA DLSS, our AI technology that boosts frame rates while generating high-quality images for games. RTX GPUs also feature NVIDIA tensor core technology making them well suited to accelerate a new generation of on-device AI applications.
In fiscal year 2025, we announced the NVIDIA Blackwell GeForce RTX 50 Series family of desktop and laptop GPUs. The Blackwell architecture introduced neural graphics which combines AI models with traditional rendering to boost game performance, image quality, and interactivity, as well as the next generation of our DLSS technology powered by a new transformer model architecture. In fiscal year 2026, we launched and scaled Blackwell architecture for gaming and GeForce NOW.
Professional Visualization
We serve the Professional Visualization market by working closely with independent software vendors, or ISVs, to optimize their offerings for NVIDIA GPUs. Our GPU computing platform enhances productivity and introduces new capabilities for critical workflows in many fields, such as design, engineering, and digital content creation across a wide range of industry verticals. Additionally, the increasing number of generative and agentic AI applications is giving rise to the need for the enhanced AI and data processing capabilities of our RTX PRO GPUs.
Many leading 3D design and content creation applications developed by our ecosystem partners support RTX, allowing professionals to accelerate and transform their workflows with NVIDIA RTX PRO GPUs and software. As these applications increasingly integrate AI, these GPUs are used and leverage the same Tensor Core technology found in our Data Center solutions.
Automotive
Automotive is comprised of platform solutions for automated driving from the cloud to the car. Leveraging our technology leadership in AI and building on long-standing relationships across several hundred automotive ecosystem partners, we are delivering a full stack end-to-end solution for the AV market under the DRIVE Hyperion platform. This platform consists of development infrastructure, high-performance, energy efficient DRIVE AGX computing hardware running an in-vehicle operating system (DRIVE OS), a reference sensor set that supports full self-driving capability as well as an open, modular DRIVE software platform for autonomous driving, mapping, and parking services, and intelligent in-vehicle experiences.
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
In addition, we offer NVIDIA AI Enterprise—a comprehensive software suite designed to simplify the development and deployment of production-grade, end-to-end generative AI applications. NVIDIA AI Enterprise includes: NVIDIA NIM, which increases token throughput using industry-leading open and proprietary models; NVIDIA NeMo, a complete solution for curating, fine-tuning, reinforcement learning, evaluating, and safeguarding domain-adapted models; and AI Blueprints, pre-built, runnable templates that help enterprises build, optimize, and deploy AI agents while preserving privacy. These tools enable organizations to securely develop and run AI applications on NVIDIA-accelerated infrastructure anywhere.
Our AI technology leadership is reinforced by our large and expanding ecosystem. Our computing platforms are available from virtually every major server maker and CSP, as well as on our own AI supercomputers. There are over 7.5 million developers worldwide using CUDA and our other software tools to help deploy our technology in our target markets. We are the leader in accelerating and releasing open AI models which enterprises, sovereigns, and startups can leverage to develop and run applications on our platform. We evangelize AI through partnerships with hundreds of universities and tens of thousands of startups through our Inception program. Additionally, our Deep Learning Institute provides instruction on the latest techniques on how to design, train, and deploy neural networks in applications using our accelerated computing platform.
Extending our technology and platform leadership in computer graphics. We believe that computer graphics infused with AI is fundamental to the continued expansion and evolution of computing. We apply our research and development resources to enhance the user experience for consumer entertainment and professional visualization applications and create new virtual world and simulation capabilities. Our technologies are instrumental in driving the gaming, design, and creative industries forward, as developers leverage our libraries and algorithms to deliver an optimized experience on our GeForce and NVIDIA RTX platforms. Our computer graphics platforms leverage AI end-to-end, from the developer tools and cloud services to the Tensor Cores included in all RTX-class GPUs. Blackwell GPUs’ advanced AI and neural rendering capabilities combined with NVIDIA’s world-class AI software stacks significantly accelerate AI workloads running locally on PCs. Omniverse is real-time 3D design collaboration and virtual world simulation software that empowers artists, designers, and creators to connect and collaborate in leading design applications.
Advancing the leading autonomous vehicle platform. We believe the advent of autonomous vehicles, or AV, and electric vehicles, or EV, is revolutionizing the transportation industry. The algorithms required for autonomous driving - such as reasoning, perception, localization, and planning - are too complex for legacy hand-coded approaches and will use multiple neural networks instead. Therefore, we provide an AI-based hardware and software solution, designed and implemented from the ground up based on automotive safety standards, for the AV and EV market under the DRIVE brand, which we are bringing to market through our partnerships across the transportation industry including with automotive OEMs, mobility service providers, robotaxis, tier-1 suppliers, and start-ups. Our AV solution also includes the GPU-based hardware required to train the neural networks before their in-vehicle deployment, as well as to re-simulate their operation prior to any over-the-air software updates. We believe our comprehensive, top-to-bottom and end-to-end approach will enable the transportation industry to solve the complex problems arising from the shift to autonomous driving.

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
Members of our sales team have technical expertise and product and industry knowledge. We also employ a team of application engineers and solution architects to provide pre-sales assistance to our partner network in designing, testing, and qualifying system designs that incorporate our platforms. For example, our solution architects work with CSPs to provide pre-sales assistance to enable our customers to optimize their hardware and software infrastructure for generative and agentic AI and LLM training and deployment. They also work with foundation model and enterprise software developers to enable our customers to optimize the training and fine-tuning of their models and services, and with enterprise end-users, often in collaboration with their global system integrator of choice, to fine-tune models and build AI applications. We believe that the depth and quality of our design support are key to improving our partner network’s time-to-market, maintaining a high level of customer satisfaction, and fostering relationships that encourage our customers and partner network to use the next generation of our products within each platform.
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
We have expanded our supplier relationships to build redundancy and resilience in our operations to provide long-term manufacturing capacity aligned with growing customer demand. While currently our supply chain is mainly concentrated in Asia, we are expanding into the U.S. and Latin America. We utilize foundries, such as Taiwan Semiconductor Manufacturing Company Limited, or TSMC, and Samsung Electronics Co., Ltd., or Samsung, to produce our semiconductor wafers. We purchase memory from SK Hynix Inc., Micron Technology, Inc., and Samsung. We utilize CoWoS technology for semiconductor packaging. We engage with independent subcontractors and contract manufacturers such as Hon Hai Precision Industry Co., Ltd., Wistron Corporation, and Fabrinet to perform assembly, testing and packaging of our final products.
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
•suppliers of hardware and software for SoC products that are used in servers or embedded into automobiles, autonomous machines, and gaming devices, such as Ambarella, Inc., AMD, Broadcom, Intel, Qualcomm Incorporated, Renesas Electronics Corporation, and Samsung, or companies with internal teams designing SoC products for their own products and services, such as Tesla, Inc.; and
•networking products consisting of switches, network adapters (including DPUs), and cable solutions (including optical modules) include such as AMD, Arista Networks, Broadcom, Cisco Systems, Inc., Hewlett Packard Enterprise Company, Huawei, Intel, Lumentum Holdings Inc., and Marvell Technology, Inc, as well as internal teams of system vendors and large cloud services companies.
Patents and Proprietary Rights
We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements, and licensing arrangements to protect our IP in the United States and internationally. Our currently issued patents have expiration dates from March 2026 to June 2045. We have numerous patents issued, allowed, and pending in the United States and in foreign jurisdictions. Our patents and pending patent applications primarily relate to our products and the technology used in connection with our products. We also rely on international treaties, organizations, and foreign laws to protect our IP. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or IP rights to the same extent as the laws of the United States. This decreased protection makes the possibility of piracy of our technology and products more likely. We continuously assess whether and where to seek formal protection for innovations and technologies based on such factors as:
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

In August 2022, the U.S. government, or USG, announced export restrictions and export licensing requirements targeting China’s semiconductor and supercomputing industries. These restrictions impacted exports of certain chips, as well as software, hardware, equipment and technology used to develop, produce and manufacture certain chips to China (including Hong Kong and Macau) and Russia, and specifically impact our A100 and H100 integrated circuits, DGX or any other systems or boards which incorporate A100 or H100 integrated circuits. In July 2023, the USG also informed us of an additional licensing requirement for a subset of A100 and H100 products destined to certain customers and other regions, including some countries in the Middle East.
In October 2023, the USG announced new and updated licensing requirements for exports to China and Country Groups D:1, D:4, and D:5 (including but not limited to Saudi Arabia, the United Arab Emirates, and Vietnam, but excluding Israel) of our products exceeding certain performance thresholds, including, but not limited to, the A100, A800, H100, H800, L4, L40, L40S RTX 4090, GB200 NVL72, and B200. The licensing requirements also apply to the export of products exceeding certain performance thresholds to a party headquartered in, or with an ultimate parent headquartered in, Country Group D5, including China.
In April 2025, the USG informed us that it requires a license for export to China (including Hong Kong and Macau) and D:5 countries, or to companies headquartered or with an ultimate parent therein, of our H20 integrated circuits and any other circuits achieving the H20’s memory bandwidth, interconnect bandwidth, or combination thereof. As a result of these requirements, we incurred a $4.5 billion charge in the first quarter of fiscal year 2026 associated with H20 for excess inventory and purchase obligations, as the demand for H20 products diminished.
In August 2025, the USG granted licenses that would allow us to ship certain H20 products to certain China-based customers. We generated approximately $60 million in H20 revenue under those licenses. USG officials expressed an expectation that the USG will receive 15% or more of the revenue generated from licensed sales of our products, but the USG did not publish a regulation codifying such requirement.
In February 2026, the USG granted a license that would allow us to ship small amounts of H200 products to specific China-based customers. To date, we have not generated any revenue under the H200 licensing program, and do not yet know whether any imports will be allowed into China. The license requires that the H200s go through an inspection process in the United States prior to any shipment to the customer. As a result, any H200 shipped under the new licensing program will be subject to a 25% tariff upon importation into the United States.
In the event that we are able to sell licensed products into the China market, we may not be able to pass along all or any of the tariff to our customers, and may be subject to litigation, increased costs, and a harmed competitive position.
The export controls applicable to China are complex and address a variety of parameters, including the total processing performance of a chip, the “performance density” of a chip, the interconnect bandwidth of a chip, and the memory bandwidth of a chip. Under the current rules and geopolitical landscape, we are unable to create and deliver a competitive product for China’s data center market that receives approval from both the USG and the Chinese government. As of the end of fiscal year 2026, we were effectively foreclosed from competing in China's data center computing/compute market, and our effective foreclosure from the China market helped our competitors build larger developer and customer ecosystems to challenge us worldwide. Unless we are able to return with a product that meets the approval of both the USG and the Chinese government, our lost opportunity and the benefit to our competitors will have a material and adverse impact on our business, operating results, and financial condition.
In addition to controls targeting D:1, D:4 and D:5 countries, the USG has also imposed worldwide export controls impacting our products, and may impose additional controls in the future.
In January 2025, the USG published the AI Diffusion IFR in the Federal Register. The IFR would have imposed a worldwide licensing requirement on our data center products, such as our H200, GB200 and GB300. The AI Diffusion IFR would have divided the world into three tiers, relegating most countries to “Tier 2” status, and would have created a complex and burdensome scheme for licensing approvals.
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
Additionally, restrictions imposed by the Chinese government on the duration of gaming activities and access to games may adversely affect our Gaming revenue, and even if we are able to participate in the China data center compute market, increased oversight of digital platform companies may adversely affect our Data Center revenue. The Chinese government has encouraged customers to purchase from our China-based competitors and discouraged customers from purchasing, importing, or using our data center products, including any China-specific product designed to comply with U.S. export controls.
While we work to enhance the resiliency and redundancy of our supply chain, which is currently concentrated in Asia, new and existing export controls or changes to existing export controls could limit alternative manufacturing locations and negatively impact our business. Refer to “Item 1A. Risk Factors – Risks Related to Regulatory, Legal, Our Stock, and Other Matters” for a discussion of this potential impact.
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
Human Capital Management
As of the end of fiscal year 2026, we had approximately 42,000 employees in 38 countries; 31,000 were engaged in research and development and 11,000 were engaged in sales, marketing, operations, and administrative positions.
To execute our business strategy successfully, we focus on recruiting, developing, and retaining top global talent.
Within our workforce, more than 80 percent have technical roles and more than half of the workforce hold an advanced degree. Our employees also help to surface top talent, with over 40 percent of our new hires in fiscal year 2026 coming from employee referrals. In fiscal year 2026, our turnover rate was 3.7 percent.
We invest in employee development through on-the-job trainings and tuition reimbursement programs.
Our compensation and benefits are designed to reward performance and align employee interests with those of our shareholders through equity participation and comprehensive health and financial wellness programs. We also utilize employee listening systems to gather feedback and maintain an inclusive culture where hiring and promotions are based on merit.
Information About Our Executive Officers
The following sets forth certain information regarding our executive officers, their ages, and positions as of February 20, 2026:

Name	Age	Position
Jen-Hsun Huang	63	President and Chief Executive Officer
Colette M. Kress	58	Executive Vice President and Chief Financial Officer
Ajay K. Puri	71	Executive Vice President, Worldwide Field Operations
Debora Shoquist	71	Executive Vice President, Operations
Timothy S. Teter	59	Executive Vice President and General Counsel
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
Risks Related to Demand, Supply, and Manufacturing
•Long manufacturing lead times and uncertain supply and capacity availability, combined with a failure to estimate customer demand accurately has led and could lead to mismatches between supply and demand.

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
•Product, system security and data protection incidents or breaches, as well as cyber-attacks could disrupt our operations and adversely affect our financial condition, stock price and reputation.
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
•Commercial arrangements expose us to counterparty risks, which may negatively impact our business, financial condition, or results of operations.
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
•Scrutiny regarding our corporate sustainability practices could result in financial, reputational, or operational harm and liability.
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
•develop or secure access to new products and technologies through investments in research and development;
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
We have entered into an intellectual property license arrangement with Groq, Inc., or Groq, that required significant, nonrefundable payments. Successfully incorporating the licensed technology into our architectures and product roadmaps requires significant engineering effort and may not occur on expected timelines or at all. The licensed technology may not achieve the desired results as designed or achieve customer or ecosystem adoption. The economic outcomes of this arrangement depend on our ability to translate the licensed technology into commercially viable products and services over time, and we may be unable to recover the associated costs or realize an adequate return on this spend. If our efforts to use the licensed technology are delayed or unsuccessful, our business, operating results, and financial condition could be negatively impacted.
We entered into multi-year cloud service agreements to support our research and development activities. The timing and availability of these cloud services have changed and may continue to shift, impacting our revenue, expenses, and development timelines, and these arrangements may not deliver anticipated benefits. We also offer or plan to offer standalone software solutions, including NVIDIA AI Enterprise, NVIDIA Omniverse, NVIDIA DRIVE, and other software products. These business models or strategies may not be successful, and we may fail to sell any meaningful standalone software or services. We may incur significant costs and may not achieve any significant revenue from these offerings.
Competition could adversely impact our market share and financial results.
Our target markets remain competitive, and competition may intensify with expanding and changing product and service offerings, industry standards, customer and market needs, new entrants and consolidations. Our competitors’ products, services and technologies, including those mentioned above in this Annual Report on Form 10-K, may be cheaper or provide better functionality or features than ours, which has resulted and may in the future result in lower-than-expected selling prices or demand for our products. Some of our competitors operate their own fabrication facilities, and have longer operating histories, larger customer bases, more comprehensive IP portfolios and patent protections, more design wins, and greater financial, sales, marketing and distribution resources than we do. These competitors may be able to acquire market share and/or prevent us from doing so, more effectively identify and capitalize upon opportunities in new markets and end-user trends, more quickly transition their products, and impinge on our ability to procure sufficient foundry capacity and scarce input materials during a supply-constrained environment, which could harm our business. Some of our customers have in-house expertise and internal development capabilities similar to some of ours and can use or develop their own solutions to replace those we are providing. For example, others may offer cloud-based services that compete with our AI cloud service offerings, and we may not be able to establish market share sufficient to achieve the scale necessary to meet our business objectives. If we are unable to successfully compete in this environment, demand for our products, services and technologies could decrease, which may negatively impact our business.
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
If we overestimate demand, or if customers cancel or defer orders or choose to purchase from our competitors, we may not be able to utilize on-hand inventory or reduce purchase commitments accordingly. We have had to reduce average selling prices, including due to our channel pricing programs, increase prices for certain of our products as a result of our suppliers’ increase in prices, write down our inventory, incur cancellation penalties, and record impairments, and may have to do so in the future. The impact of these risks would be amplified by our non-cancellable and non-returnable purchase orders placed in advance of our historical lead times and could be exacerbated if we need to make changes to the design of future products. These risks have increased and may continue to increase as our purchase obligations and prepaids have grown and are expected to continue to grow and become a greater portion of our total supply. All of these factors may negatively impact our gross margins and financial results.
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
The availability of data centers, energy, and capital to support the buildout of NVIDIA AI infrastructure by our customers and partners is crucial, and any shortage of these and other necessary resources could impact our future revenue and financial performance. Expanding energy capacity to meet demand is a complex, multi-year process involving significant regulatory, technical, and construction challenges. In addition, access to capital can be particularly constrained for less-capitalized companies, which may face difficulties securing financing for large-scale infrastructure projects. These limitations could delay customer and partner deployments or reduce the scale of accelerated computing and AI adoption.
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
We continue to increase our supply and capacity purchases with existing and new suppliers to support our demand projections and increasing complexity of our data center products. We expect supply constraints to be a headwind to Gaming in the first quarter of fiscal year 2027 and beyond. We have also entered and may continue to enter into prepaid manufacturing and capacity agreements to supply both current and future products. The increased purchase volumes and integration of new suppliers and contract manufacturers into our supply chain creates more complexity in managing multiple suppliers with variations in production planning, execution and logistics. Our expanding product portfolio and varying component compatibility and quality may lead to increased inventory levels. We have incurred and may in the future incur inventory provisions or impairments if our inventory or supply or capacity commitments exceed demand for our products or demand declines.
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
•lack of guaranteed supply of components and capacity;
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
Undiscovered vulnerabilities in our products or services could result in loss of data or intangible property, or expose our customers to unscrupulous third parties who develop and deploy malicious software programs that could attack our products or services. Defects or failure of our offerings to perform to specifications could lead to substantial damage to the products in which our offerings have been integrated by OEMs, ODMs, AIB manufacturers, automotive manufacturers, and tier 1 automotive suppliers, and to the user of such end product. Such defects have in the past had an adverse effect on our cost and supply of components and finished goods and may in the future cause us to incur significant warranty, support, and repair or replacement costs as part of a product recall or otherwise, write-off the value of related inventory, and divert the attention of our engineering and management personnel from our product development efforts to find and correct the issue. Our efforts to remedy these issues may not be timely or satisfactory to our customers. An error or defect in new products, releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance, loss of design wins, temporary or permanent withdrawal from a product or market and harm to our relationships with existing and prospective customers and partners and consumers’ perceptions of our brand, which would in turn negatively impact our business operations, gross margin, revenue and/or financial results. We may be required to reimburse our customers, partners or consumers, including for costs to repair or replace products in the field or in connection with indemnification obligations, or pay fines imposed by regulatory agencies.
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
•increased credit and collectability risks, higher borrowing costs or reduced availability of capital markets, reduced liquidity, adverse impacts on our customers and suppliers; and
•failures of counterparties, including financial institutions and insurers, asset impairments, and declines in the value of our financial instruments.
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
Additionally, we maintain a portfolio of liquid investments for cash management purposes, including various holdings, types, and maturities. These investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by market downturns or events that affect global financial markets, as described above. A majority of our investment portfolio comprises USG securities. A decline in global financial markets for long periods or a downgrade of the USG credit rating due to an actual or threatened default on government debt could result in higher interest rates, a decline in the value of the U.S. dollar, reduced market liquidity or other adverse conditions. These factors could cause an unrealized or realized loss position in our investments or require us to record impairment charges.
International sales and operations are a significant part of our business, which exposes us to risks that could harm our business.
We sell our products internationally, and we also have operations and conduct business internationally. Our semiconductor wafers are manufactured, assembled, tested and packaged by third parties located outside of the United States, and we generated 31% of our revenue in fiscal year 2026 from sales outside the United States. The market in China, where our offerings are limited by export controls, is highly competitive and we expect it to remain competitive going forward. The global nature of our business subjects us to a number of risks and uncertainties, which have had in the past and could in the future have a material adverse effect on our business, financial condition and results of operations. These include domestic and international economic and political conditions in countries in which we and our suppliers and manufacturers do business, government lockdowns to control case spread of global or local health issues, differing legal standards with respect to protection of IP and employment practices, different domestic and international business and cultural practices, disruptions to capital markets, counter-inflation policies, currency fluctuations, natural disasters, acts of war or other military actions, terrorism, public health issues, restrictions on international trade, such as tariffs, sanctions, and other controls on imports or exports, and catastrophic events.
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
Factors that have caused and/or could in the future cause disruptions to our worldwide operations include: natural disasters, extreme weather conditions, power or water shortages, critical infrastructure failures, telecommunications failures, supplier disruptions, terrorist attacks, acts of violence, political and/or civil unrest, acts of war or other military actions, epidemics or pandemics, abrupt regulatory changes, and other natural or man-made disasters and catastrophic events. Our corporate headquarters, a large portion of our current data center capacity, and a portion of our research and development activities are located in California, and other critical business operations, finished goods inventory and some of our suppliers are located in Asia, making our operations vulnerable to natural disasters such as earthquakes, wildfires or other business disruptions occurring in these geographical areas. Catastrophic events can also have an impact on third-party vendors who provide us critical infrastructure services for IT and research and development systems and personnel. Geopolitical and domestic political developments and other events beyond our control can increase economic volatility globally. Political instability, changes in government or adverse political developments in or around any of the major countries in which we do business may harm our business, financial condition, and results of operations. Worldwide geopolitical tensions and conflicts, including but not limited to China, Hong Kong, Israel, Korea and Taiwan where the manufacture of our product components and final assembly of our products are concentrated may result in changing regulatory requirements, and other disruptions that could impact our operations and operating strategies, product demand, access to global markets, hiring, and profitability. For example, other countries have restricted and may continue in the future to restrict business with the State of Israel, where we have engineering, sales support operations and manufacturing, and companies with Israeli operations, including by economic boycotts. Our operations could be harmed and our costs could increase if manufacturing, logistics, or other operations are disrupted for any reason, including natural disasters, high heat events, water shortages, power shortages, information technology system failures or cyber-attacks, military actions or economic, and business, labor, environmental, public health, or political issues. The ultimate impact on us, our third-party foundries and other suppliers of being located and consolidated in certain geographical areas is unknown. In the event a disaster, war, or catastrophic event affects us, the third-party systems on which we rely, or our customers, our business could be harmed as a result of declines in revenue, increases in expenses, and substantial expenditures and time spent to fully resume operations. Our business continuity and disaster recovery planning may not be sufficient for all eventualities. All of these risks and conditions could materially adversely affect our future sales and operating results.
We are monitoring the impact of the geopolitical conflict in and around Israel on our operations, including the health and safety of our approximately 6,000 employees in the region who primarily support the research and development, operations, and sales and marketing of our networking products. We have experienced periods where some of our employees in the region have been on active military duty for an extended period, which caused limited disruption to our product development or operations. We have not experienced significant impact or expense to our business; however, if the conflict is further extended or expanded, it could impact future product development, operations, and revenue or create other uncertainty for our business.
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
Our business and those of our suppliers and customers is subject to sustainability-related laws, regulations and lawsuits. New or proposed regulations relating to carbon taxes, fuel or energy taxes, pollution limits, sustainability-related disclosure and governance and supply chain governance could result in greater direct costs, including costs associated with changes to manufacturing processes or the procurement of raw materials used in manufacturing processes, increased capital expenditures to improve facilities and equipment, higher compliance and energy costs to reduce emissions, other compliance costs, and greater indirect costs resulting from our customers and/or suppliers incurring additional compliance costs that are passed on to us. These costs and restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter our operations and product design activities.

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
Our investments in companies could create volatility and fluctuations in our results. These investments may generate realized and unrealized gains or losses and we could realize losses up to the value of the investments. We have invested and may continue to invest in our ecosystem. Many of these companies may not achieve profitability in the near term, or at all, and there is no guarantee that we will realize a return on our investment. We may continue to invest in companies to further our strategic objectives and to support certain key business initiatives, which could be subject to delays and challenges in obtaining regulatory approvals. Our investments in private companies include early-stage companies still defining their strategic direction. Many of the securities in which we invest are non-marketable and illiquid at the time of our initial investment. To the extent any of the companies in which we invest are not successful, we could recognize an impairment and/or lose all or part of our investment.
We are finalizing an investment and partnership agreement with OpenAI. There is no assurance that we will enter into an investment and partnership agreement with OpenAI or that a transaction will be completed.
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
Additional risks relating to acquisitions include, but are not limited to:

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
We have experienced periods where we receive a significant amount of our revenue from a limited number of customers, and this trend may continue. For fiscal year 2026, sales to one direct customer represented 22% of total revenue and sales to another direct customer represented 14% of total revenue, all of which were primarily attributable to the Compute & Networking segment. With several of these partners, we are selling multiple products and systems in our portfolio through their channels. Our operating results depend on sales to our partner network, as well as the ability of these partners to sell products that incorporate our technologies. We have a small number of partners that are involved in system integration with our key customers. As our system design becomes increasingly complex, system integrators may be unable to meet specifications of our key customers. Changes in our partners' or customers' business models or their ownership can reduce the number of partners available to us and harm our ability to sell our advanced data center systems to customers. In the future, these partners may decide to purchase fewer products, not to incorporate our products into their ecosystem, or to alter their purchasing patterns in some other way. Because most of our sales are made on a purchase order basis, our customers can generally cancel, change, or delay product purchase commitments with little notice to us and without penalty. Our partners or customers may develop their own solutions; our customers may purchase products from our competitors; and our partners may discontinue sales or lose market share in the markets for which they purchase our products, all of which may alter partners’ or customers’ purchasing patterns. Many of our indirect customers often do not purchase directly from us but through multiple OEMs, ODMs, system integrators, distributors, and other channel partners. We generate a significant amount of our revenue from a limited number of indirect customers, and we estimate some individually representing 10% or more of our revenue. If end demand increases or our finished goods supply availability is concentrated near a quarter end, the system integrators, distributors, and channel partners may have limited ability to increase their credit, which could impact the timing and amount of our revenue. The loss of any of our large customers, a significant reduction in purchases by them, our inability to sell to a customer due to U.S. or other countries’ trade restrictions, or any difficulties in collecting accounts receivable would likely harm our financial condition and results of operations.
Commercial arrangements expose us to counterparty risks.
We have entered and may in the future enter into commercial arrangements, including long-term capacity purchase obligations and financial guarantees, and have been asked to offer financing arrangements to support our customers’ and partners’ buildout of datacenter infrastructure. We have not entered into any financing arrangements. Commercial arrangements expose us to counterparty risk, including customers' or partners' inability to fulfill their financial commitments and secure necessary financing or infrastructure, the occurrence of significant project delays, and counterparty financial distress or insolvency, all of which may negatively impact our business, financial condition, or results of operations. Financing arrangements, if undertaken, may in some circumstances result in lower upfront cash flows associated with extended payment terms or payment terms made over a multi-year term and may increase credit risk.
If we are unable to attract, retain and motivate our executives and key employees, our business may be harmed.
To remain competitive and successfully execute our business strategy, we must attract, retain, and motivate our executives and key employees, as well as recruit and develop exceptional talent. However, labor is subject to external factors that are beyond our control, including our industry’s increasingly highly competitive market for skilled workers and leaders, and workforce participation rates. Changes in immigration and work permit regulations, or in their administration or interpretation, could impair our ability to attract, employ and retain qualified employees. Competition for talent drives up costs in the form of cash and stock-based compensation. In times of stock price volatility, as we have experienced in the past and may experience in the future, the retentive value of our stock-based compensation may decrease. Additionally, we are highly dependent on the services of our longstanding executive team. Failure to ensure effective succession planning, transfer of knowledge, and smooth transitions involving executives and key employees could hinder our strategic planning, execution, and long-term success.

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
Governments and regulators are also considering, and in certain cases, have imposed restrictions on the hardware, software, and systems used to develop frontier foundation models and generative AI. For example, the EU AI Act became effective on August 1, 2024 and will be fully applicable after a two-year transitional period. The EU AI Act may impact our ability to train, deploy, or release AI models in the EU. Several states are considering enacting or have already enacted regulations concerning AI technologies, with new state laws that took effect on January 1, 2026, which may impact our ability to train, deploy, or release AI models, and increase our compliance costs. Restrictions under these and any other regulations, if implemented, could increase the costs and burdens to us and our customers, delay or halt deployment of new systems using our products, and reduce the number of new entrants and customers, negatively impacting our business and financial results. Revisions to laws or regulations or their interpretation and enforcement could also result in increased taxation, trade sanctions, the imposition of or increase to import duties or tariffs, restrictions and controls on imports or exports, or other retaliatory actions, which could have an adverse effect on our business plans or impact the timing of our shipments. Additionally, changes in the public perception of governments in the regions where we operate or plan to operate could negatively impact our business and results of operations.
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
In August 2022, the USG announced export restrictions and export licensing requirements targeting China’s semiconductor and supercomputing industries. These restrictions impacted exports of certain chips, as well as software, hardware, equipment and technology used to develop, produce and manufacture certain chips to China (including Hong Kong and Macau) and Russia, and specifically impact our A100 and H100 integrated circuits, DGX or any other systems or boards which incorporate A100 or H100 integrated circuits.
In July 2023, the USG also informed us of an additional licensing requirement for a subset of A100 and H100 products destined to certain customers and other regions, including some countries in the Middle East.
In October 2023, the USG announced new and updated licensing requirements for exports to China and Country Groups D:1, D:4, and D:5 (including but not limited to, Saudi Arabia, the United Arab Emirates, and Vietnam, but excluding Israel) of our products exceeding certain performance thresholds, including, but not limited to, the A100, A800, H100, H800, L4, L40, L40S RTX 4090, GB200 NVL72, and B200. The licensing requirements also apply to the export of products exceeding certain performance thresholds to a party headquartered in, or with an ultimate parent headquartered in, Country Group D5, including China.
In April 2025, the USG informed us that it requires a license for export to China (including Hong Kong and Macau) and D:5 countries, or to companies headquartered or with an ultimate parent therein, of our H20 integrated circuits and any other circuits achieving the H20’s memory bandwidth, interconnect bandwidth, or combination thereof. As a result of these requirements, we incurred a $4.5 billion charge in the first quarter of fiscal year 2026 associated with H20 for excess inventory and purchase obligations, as the demand for H20 products diminished.
In August 2025, the USG granted licenses that would allow us to ship certain H20 products to certain China-based customers. We generated approximately $60 million in H20 revenue under those licenses. USG officials expressed an expectation that the USG will receive 15% or more of the revenue generated from licensed sales of our products, but the USG did not publish a regulation codifying such requirement.
In February 2026, the USG granted a license that would allow us to ship small amounts of H200 products to specific China-based customers. To date, we have not generated any revenue under the H200 licensing program, and do not yet know whether any imports will be allowed into China. The license requires that the H200s go through an inspection process in the United States prior to any shipment to the customer. As a result, any H200 shipped under the new licensing program will be subject to a 25% tariff upon importation into the United States.

In the event that we are able to sell licensed products into the China market, we may not be able to pass along all or any of the tariff to our customers, and may be subject to litigation, increased costs, and a harmed competitive position.
The export controls applicable to China are complex and address a variety of parameters, including the total processing performance of a chip, the “performance density” of a chip, the interconnect bandwidth of a chip, and the memory bandwidth of a chip. Under the current rules and geopolitical landscape, we are unable to create and deliver a competitive product for China’s data center market that receives approval from both the USG and the Chinese government. As of the end of fiscal year 2026, we were effectively foreclosed from competing in China's data center computing/compute market, and our effective foreclosure from the China market helped our competitors build larger developer and customer ecosystems to challenge us worldwide. Unless we are able to return with a product that meets the approval of both the USG and the Chinese government, our lost opportunity and the benefit to our competitors will have a material and adverse impact on our business, operating results, and financial condition.
In addition to controls targeting D:1, D:4 and D:5 countries, the USG has also imposed worldwide export controls impacting our products, and may impose additional controls in the future.
In January 2025, the USG published the AI Diffusion IFR in the Federal Register. The IFR would have imposed a worldwide licensing requirement on our data center products, such as our H200, GB200 and GB300. The AI Diffusion IFR would have divided the world into three tiers, relegating most countries to “Tier 2” status, and would have created a complex and burdensome scheme for licensing approvals.
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
Additionally, restrictions imposed by the Chinese government on the duration of gaming activities and access to games may adversely affect our Gaming revenue, and even if we are able to participate in the China data center compute market, increased oversight of digital platform companies may adversely affect our Data Center revenue. The Chinese government has encouraged customers to purchase from our China-based competitors and discouraged customers from purchasing, importing, or using our data center products, including any China-specific product designed to comply with U.S. export controls. As another example, an agency of the Chinese government announced an Action Plan that endorses new standards regarding the compute performance per watt and per memory bandwidth of accelerators used in new and renovated data centers in China. Although we are already effectively foreclosed from the China market by U.S. export controls, if those controls changed to allow us to return to the market, the Chinese government could modify or implement the Action Plan in a way that effectively prevents us from being able to design products to meet the new standard, which may restrict the ability of customers to use some of our data center products and may have a material and adverse impact on our business, operating results and financial condition. Further restrictions on our products or the products of our suppliers could negatively impact our business and financial results.
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
Concerns relating to the responsible use of new and evolving technologies, such as AI, in our products and services may result in reputational or financial harm and liability and may cause us to incur costs to resolve such issues. We are increasingly building AI capabilities and protections into many of our products and services, and we also offer stand-alone AI applications. AI poses emerging legal, social, and ethical issues and presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences, infringe copyright or rights of publicity, or are controversial because of their impact on human rights, privacy, employment or other social, economic or political issues, or if we are unable to implement effective internal policies and frameworks relating to the responsible development and use of AI models and systems offered through our sales channels, we may experience brand or reputational harm, competitive harm or legal liability. Leveraging AI capabilities to potentially improve our internal functions and operations may present further risks, costs, and challenges. Complying with multiple regulations from different jurisdictions related to AI may further increase our cost of doing business, may change the way that we operate in certain jurisdictions, and may impede our ability to offer certain products and services in certain jurisdictions if we are unable to comply with regulations. Compliance with existing and proposed government regulation of AI, including in jurisdictions such as the European Union, may further increase the cost of related research and development, and create additional reporting and/or transparency requirements. For example, regulation adopted in response to the European Union Code of Practice for General Purpose Artificial Intelligence could require us to notify the European Commission regarding details of some of our Trustworthy AI processes related to our risk framework. Furthermore, changes in AI-related regulation could disproportionately impact and disadvantage us and require us to change our business practices, which may negatively impact our financial results. Our failure to adequately address concerns and regulations relating to the responsible use of AI by us or others could undermine public confidence in AI and slow adoption of AI in our products and services or cause reputational or financial harm.
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
Further, changes in tax laws or their interpretation by tax authorities in the U.S. or foreign jurisdictions could increase our future tax liability or cause other adverse tax impacts, which may materially impact our results of operations, or the way we conduct our business. Most of our income is taxable in the U.S., with a significant portion qualifying for preferential treatment as foreign-derived deduction eligible income, or FDDEI. If U.S. tax rates increase or the FDDEI deduction is reduced, our provision for income taxes, results of operations, net income, and cash flows would be adversely affected. In addition, our tax obligations and effective tax rate in the jurisdictions in which we conduct business could increase as a result of international tax developments, including the implementation of the Two-Pillar framework led by the Organization for Economic Cooperation and Development, or OECD, which involves the reallocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (referred to as Pillar One), and imposes a minimum effective corporate tax rate (referred to as Pillar Two). A number of countries in which we conduct business have enacted, or are in the process of enacting, elements of the Pillar Two rules, including the recently released "side-by-side" framework, which provides certain additional safe harbors and coordination mechanisms. Any such tax laws, or changes in any such tax laws, including those related to the side-by-side framework, may increase tax uncertainty and compliance costs and adversely affect our provision for income taxes, cash tax payments, results of operations, and financial condition.
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
We currently and will likely continue to face legal, administrative and regulatory proceedings, claims, demands and/or investigations involving shareholder, consumer, competition, intellectual property and/or other issues relating to our business. For example, we are defending a securities class action lawsuit from multiple shareholders asserting claims that we and certain of our officers made false and/or misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand in 2017 and 2018. Litigation and regulatory proceedings are inherently uncertain, and adverse rulings could occur, including monetary damages or fines, or an injunction stopping us from manufacturing or selling certain products, engaging in certain business practices, or requiring other remedies, such as compulsory licensing of patents. An unfavorable outcome or settlement may result in a material adverse impact. Regardless of the outcome, litigation can be costly, time-consuming, and disruptive to our operations.

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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk management and strategy
We have in place certain infrastructure, systems, policies, and procedures that are designed to proactively prevent or reduce the impact of, and reactively address circumstances that arise when, events such as a cybersecurity incident occur. These include processes for assessing, identifying, and managing material risks from cybersecurity threats. Our information security management programs generally follow certain processes outlined in frameworks such as the ISO 27001 international standard for information security management and we evaluate and evolve our security measures as appropriate. We consult with external parties, such as cybersecurity firms and risk management and governance experts, on risk management and strategy.
Identifying, assessing, and managing cybersecurity risk is integrated into our overall risk management systems and processes, and we have in place cybersecurity and data privacy training and policies designed to (a) respond to new requirements in global privacy and cybersecurity laws and (b) prevent, detect, respond to, mitigate and recover from identified and significant cybersecurity threats.
We also have a vendor risk assessment process consisting of, depending on the nature and sensitivity of the supplier and data they process on our behalf, the distribution and review of supplier questionnaires designed to help us evaluate cybersecurity risks that we may encounter when working with third parties that have access to confidential and other sensitive company information. We take steps to review that such vendors have implemented data privacy and security controls that help mitigate the cybersecurity risks associated with these vendors, depending on the nature and sensitivity of the supplier and data they process on our behalf. We routinely assess our high-risk suppliers’ conformance to industry standards (e.g., ISO 27001, ISO 28001, and C-TPAT), and we evaluate them for additional information, product, and physical security requirements.
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
We have designated a Chief Security Officer, reporting to our Senior Vice President of Software Engineering, to oversee the identification, assessment, and management of material cybersecurity risks. Our Chief Security Officer’s cybersecurity expertise includes over 18 years of combined government and private sector assignments.

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
Item 4. Mine Safety Disclosures
Not applicable.
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Select Market under the symbol NVDA. Public trading of our common stock began on January 22, 1999. Prior to that, there was no public market for our common stock. As of February 20, 2026, we had approximately 1,226 registered shareholders, not including those shares held in street or nominee name.
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
Issuer Purchases of Equity Securities
On August 26, 2025, our Board of Directors approved an additional $60.0 billion in share repurchase authorization, without expiration. In fiscal year 2026, we repurchased 282 million shares of our common stock for $40.4 billion. As of January 25, 2026, we were authorized, subject to certain specifications, to repurchase up to $58.5 billion of our common stock.
The repurchases can be made in the open market, in privately negotiated transactions, pursuant to a Rule 10b5-1 trading plan or in structured share repurchase agreements in compliance with Rule 10b-18 of the Exchange Act, subject to market conditions, applicable legal requirements, and other factors. Our share repurchase program may be suspended at any time at our discretion.
In fiscal year 2026, we paid cash dividends to our shareholders of $974 million. The payment of future cash dividends is subject to our Board of Directors' continuing determination that the declaration of dividends is in the best interests of our shareholders.

The following table presents details of our share repurchase transactions during the fourth quarter of fiscal year 2026:

Period	Total Number of Shares Purchased (In millions)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (In millions)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In billions)
October 27, 2025 - November 23, 2025	5.6	$198.89	5.6	$61.1
November 24, 2025 - December 21, 2025	6.6	$179.41	6.6	$59.9
December 22, 2025 - January 25, 2026	7.3	$186.52	7.3	$58.5
Total	19.5		19.5
(1)    Average price paid per share includes broker commissions, but excludes our liability under the 1% excise tax on the net amount of our share repurchases required by the Inflation Reduction Act of 2022.
From January 26, 2026 through February 20, 2026, we repurchased 8 million shares for $1.5 billion pursuant to a pre-established trading plan.
Restricted Stock Unit Share Withholding
We withhold shares of our common stock associated with net share settlements to cover tax withholding obligations of awards under our employee equity incentive program. During fiscal year 2026, we withheld approximately 51 million shares for a total value of $7.9 billion through net share settlements. Refer to Note 3 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion regarding our equity incentive plans.
Recent Sales of Unregistered Securities and Use of Proceeds
On December 15, 2025, we acquired a company and issued to a key employee a total of 174,676 shares of our common stock, valued at approximately $31 million based on our closing stock price on the issuance date.
The above securities were issued in a transaction not involving a public offering pursuant to an exemption from registration set forth in Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder).

Stock Performance Graphs
The following graph compares the cumulative total shareholder return for our common stock, the S&P 500 Index, and the Nasdaq 100 Index for the five years ended January 25, 2026. The graph assumes that $100 was invested on January 31, 2021 in our common stock and in each of the S&P 500 Index and the Nasdaq 100 Index. Our common stock is a component of each of the presented indices. Total return assumes reinvestment of dividends in each of the indices indicated. Total return is based on historical results and is not intended to indicate future performance.

Comparison of 5 Year Cumulative Total Return*
Among NVIDIA Corporation, the S&P 500 Index, and the Nasdaq 100 Index
1,600
1,400
1,200
1,000
800
600
400
200
0
1/31/2021
1/30/2022
1/29/2023
1/28/2024
1/26/2025
1/25/2026
NVIDIA Corporation
S&P 500
Nasdaq 100

*$100 invested on 1/31/2021 in stock and in indices, including reinvestment of dividends.
Source: FactSet financial data and analytics.

	1/31/2021	1/30/2022	1/29/2023	1/28/2024	1/26/2025	1/25/2026
NVIDIA Corporation	$100.00	$175.98	$157.05	$470.88	$1,100.68	$1,448.75
S&P 500	$100.00	$121.00	$112.98	$137.98	$174.50	$200.33
Nasdaq 100	$100.00	$112.60	$95.60	$138.07	$173.95	$206.01
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
Overview
Our Company and Our Businesses
NVIDIA pioneered accelerated computing to help solve the most challenging computational problems. Since our original focus on PC graphics, we have expanded to several other large and important computationally intensive fields. Fueled by the sustained demand for exceptional 3D graphics and the scale of the gaming market, NVIDIA has leveraged its GPU architecture to create platforms for scientific computing, AI, data science, autonomous vehicles, robotics, and digital twin applications. NVIDIA is now a data center scale AI infrastructure company reshaping all industries.
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
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Recent Developments, Future Objectives and Challenges
Revenue growth in fiscal year 2026 was driven by data center compute and networking platforms for accelerated computing and AI solutions. Our Blackwell architectures represented the majority of our Data Center revenue.
The availability of data centers, energy, and capital to support the buildout of NVIDIA AI infrastructure by our customers and partners is crucial, and any shortage of these or other necessary resources could impact our future revenue and financial performance. Expanding energy capacity to meet demand is a complex, multi-year process that involves significant regulatory, technical, and construction challenges. In addition, access to capital can be particularly constrained for less-capitalized companies, which may face difficulties securing financing for large-scale infrastructure projects. These limitations could delay customer and partner deployments or reduce the scale of accelerated computing and AI adoption.
We continue to execute Data Center compute product introductions, bringing new advanced architectures on a one-year product cadence, including our Rubin platform. We began shipping production units of our new Blackwell Ultra platforms including GB300 in the second quarter of fiscal year 2026. The complexity of our product transitions and sophisticated system configurations has and may in the future cause delays in production and create challenges in managing supply and demand. This could further result in revenue volatility, quality issues, increased inventory provisions, decreases in product yields and higher material costs, and/or increased warranty costs. Customers may postpone purchasing new architectures or may adopt new technologies more gradually than anticipated, affecting our revenue timing and supply chain expenses.
In April 2025, the USG informed us that a license is required for exports of our H20 product into the China market. As a result of these requirements, we incurred a $4.5 billion charge in the first quarter of fiscal year 2026 associated with H20 for excess inventory and purchase obligations, as the demand for H20 diminished. In August 2025, the USG granted licenses that would allow us to ship certain H20 products to certain China-based customers. We generated approximately $60 million in H20 revenue under those licenses.
In February 2026, the USG granted a license that would allow us to ship small amounts of H200 products to specific China-based customers. To date, we have not generated any revenue under the H200 licensing program, and do not yet know whether any imports will be allowed into China. The license requires that the H200s go through an inspection process in the United States prior to any shipment to the customer. As a result, any H200 shipped under the new licensing program will be subject to a 25% tariff upon importation into the United States.
The recent rise in high-quality open-source foundation models is making advanced AI capabilities broadly accessible. Open-source AI is dependent on developer adoption and if deployed on our competitors’ platforms, it could reduce demand for our products and services.
While currently our supply chain is mainly concentrated in Asia, we are expanding into the U.S. and Latin America. These moves are expected to strengthen our supply chain, add resiliency and redundancy, and meet the growing demand for AI infrastructure. Our ability to increase manufacturing capabilities will depend on the local region's manufacturing ecosystem's capacity to ramp production supply to the required volume and on a timely basis.

We have made, and expect to continue making, investments that support our technology roadmap and the broader AI ecosystem. In fiscal year 2026, we made the following investments:
•We invested $17.5 billion in private companies and infrastructure funds, primarily to support early‑stage startups. These investments include AI model makers that purchase our products directly or through CSPs. Many of these investments are illiquid and non‑marketable. The related early-stage startups may not become profitable in the near term, or at all, and there can be no assurance that we will realize a return on our investments.
•We made investments in publicly-held equity securities where the value may fluctuate significantly due to changes in stock prices and could adversely affect our financial results.
•To support the build-out of complex datacenter infrastructures, we enter into commercial arrangements, including guarantees with partners. We provided $3.5 billion in land, power, and shell guarantees to early‑stage companies, generally over multi‑year periods. If the escrow and the partners' operating activities are not sufficient to cover an event of default under these guarantees, we may elect to assume the underlying leases for internal use or sublease them to third parties.
Macroeconomic factors, including tariffs, inflation, interest rate changes, capital market volatility, global supply chain constraints, and global economic and geopolitical developments, have direct and indirect impacts on our results of operations, particularly demand for our products. While difficult to isolate and quantify, these macroeconomic factors impact our supply chain and manufacturing costs, employee wages, costs for capital equipment, the value of our investments, revenue and competitive position. Our product and solution pricing generally does not fluctuate with short-term changes in our costs. Within our supply chain, we continuously manage product availability and costs with our vendors.
Refer to “Item 1A. Risk Factors – Risks Related to Regulatory, Legal, Our Stock and Other Matters” for a further discussion of the potential impact of these factors on our business.
Fiscal Year 2026 Summary

	Year Ended
	Jan 25, 2026	Jan 26, 2025	Change

	($ in millions, except per share data)
Revenue	$215,938	$130,497	Up 65%
Gross margin	71.1%	75.0%	-3.9 pts
Operating expenses	$23,076	$16,405	Up 41%
Operating income	$130,387	$81,453	Up 60%
Net income	$120,067	$72,880	Up 65%
Net income per diluted share	$4.90	$2.94	Up 67%
Revenue for fiscal year 2026 was $215.9 billion, up 65% from a year ago.
Data Center revenue for fiscal year 2026 was up 68% from a year ago. The strong year-on-year growth was driven by the major platform shifts – accelerated computing and AI.
Gaming revenue for fiscal year 2026 was up 41% from a year ago, driven by strong Blackwell demand. We expect supply constraints to be a headwind to Gaming in the first quarter of fiscal 2027 and beyond.
Professional Visualization revenue for fiscal year 2026 was up 70% from a year ago, driven by exceptional demand for Blackwell as well as the launch of our new DGX Spark.
Automotive revenue for fiscal year 2026 was up 39% from a year ago, driven by continued adoption of our self-driving platforms.
Gross margin decreased in fiscal year 2026 as our business model transitioned from offering Hopper HGX systems to Blackwell full-scale datacenter solutions. The gross margin decrease was also impacted by a $4.5 billion charge associated with H20 excess inventory and purchase obligations.
Operating expenses for fiscal year 2026 were up 41% from a year ago, driven by higher compensation and benefits expenses due to employee growth and compute and infrastructure costs.

Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, cost of revenue, expenses and related disclosure of contingencies. Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and could have a material impact on our financial condition or results of operations. We have critical accounting estimates in the areas of inventories, income taxes, non-marketable equity securities, and revenue recognition. Refer to Note 1 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a summary of significant accounting policies.
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
The net effect on our gross margin from inventory provisions and sales of items previously written down was an unfavorable impact of 2.6% in fiscal year 2026 and 2.3% in fiscal year 2025. Our inventory and capacity purchase commitments are based on forecasts of future customer demand and consider our third-party manufacturers' lead times and constraints. Our manufacturing lead times can be and have been long, and in some cases, extended beyond twelve months for some products. We may place non-cancellable inventory orders for certain product components in advance of our historical lead times, pay premiums and provide deposits to secure future supply and capacity. We also adjust to other market factors, such as product offerings and pricing actions by our competitors, new product transitions, and macroeconomic conditions - all of which may impact demand for our products.
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
Non-Marketable Equity Securities
Non-marketable equity securities consist of investments in private companies without readily determinable fair values. They are measured at cost minus impairment, if any, and are adjusted for observable price changes in orderly transactions for a similar investment in the same issuer (the measurement alternative). These adjustments may require use of unobservable inputs.
We assess impairment quarterly based on qualitative and quantitative factors, including the investee’s operating performance and market trends.

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
We account for customer programs, which involve rebates and marketing development funds, or MDFs, as a reduction in revenue and accrue for such programs based on the amount we expect to be claimed by customers. Certain customer programs include distributor price incentives or other channel programs for specific products and customer classes which require judgment as to whether the applicable incentives will be attained. Estimates for customer program accruals include a combination of historical attainment and claim rates and may be adjusted based on relevant internal and external factors.
Contracts with Multiple Performance Obligations
Our contracts may contain more than one performance obligation. Judgment is required in determining whether each performance obligation within a customer contract is distinct. Except for License and Development Arrangements, NVIDIA products and services function on a standalone basis and do not require a significant amount of integration or interdependency. Therefore, multiple performance obligations contained within a customer contract are considered distinct and are not combined for revenue recognition purposes.
We allocate the total transaction price to each distinct performance obligation in an arrangement with multiple performance obligations on a relative standalone selling price basis. In most cases, we can establish standalone selling price based on directly observable prices of products or services sold separately in comparable circumstances to similar customers. If standalone selling price is not directly observable, such as when we do not sell a product or service separately, we determine standalone selling price based on market data and other observable inputs.
Results of Operations
A discussion regarding our financial condition and results of operations for fiscal year 2026 compared to fiscal year 2025 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2025 compared to fiscal year 2024 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended January 26, 2025, filed with the SEC on February 26, 2025, which is available free of charge on the SEC’s website at http://www.sec.gov and at our investor relations website, http://investor.nvidia.com.

The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Income expressed as a percentage of revenue.

	Year Ended
	Jan 25, 2026	Jan 26, 2025
Revenue	100.0%	100.0%
Cost of revenue	28.9	25.0
Gross profit	71.1	75.0
Operating expenses
Research and development	8.6	9.9
Sales, general and administrative	2.1	2.7
Total operating expenses	10.7	12.6
Operating income	60.4	62.4
Interest income	1.1	1.4
Interest expense	(0.1)	(0.2)
Other income, net	4.2	0.8
Total other income, net	5.2	2.0
Income before income tax	65.5	64.4
Income tax expense	9.9	8.6
Net income	55.6%	55.8%
Reportable Segments
Revenue by Reportable Segments

	Year Ended
	Jan 25, 2026	Jan 26, 2025	$ Change	% Change

	($ in millions)
Compute & Networking	$193,479	$116,193	$77,286	67%
Graphics	22,459	14,304	8,155	57%
Total	$215,938	$130,497	$85,441	65%
Operating Income by Reportable Segments

	Year Ended
	Jan 25, 2026	Jan 26, 2025	$ Change	% Change

	($ in millions)
Compute & Networking	$130,141	$82,875	$47,266	57%
Graphics	9,156	5,085	4,071	80%
Total	$139,297	$87,960	$51,337	58%
Compute & Networking revenue – The year over year increase was driven by the major platform shifts – accelerated computing and AI. Revenue from Data Center computing grew 59% driven by demand for our Blackwell computing platform. Revenue from Data Center networking grew 142% driven by the introduction and continued ramp of NVLink compute fabric for GB200 and GB300 systems and the growth of Ethernet and InfiniBand platforms.
Graphics revenue – The year over year increase was driven by sales of our Blackwell architecture.
Reportable segment operating income – The year over year increase in Compute & Networking segment operating income was driven by growth in revenue, partially offset by a $4.5 billion charge associated with H20 excess inventory and purchase obligations in the first quarter of fiscal year 2026. The year over year increase in Graphics segment operating income was driven by the growth in revenue.

Concentration of Revenue
We refer to customers who purchase products directly from NVIDIA as direct customers, such as AIBs, distributors, ODMs, OEMs, CSPs, AI model makers, and system integrators. Certain direct customers may use either internal resources or third-party system integrators to complete their build. We refer to indirect customers as those who purchase products through our direct customers; indirect customers include CSPs, Neocloud builders, AI model makers, enterprises, and public sector entities. Our revenue is concentrated among a limited number of direct and indirect customers and this trend may continue.
Direct Customers – For fiscal year 2026, sales to one direct customer represented 22% of total revenue and sales to another direct customer represented 14% of total revenue, all of which were primarily attributable to the Compute & Networking segment.
For fiscal year 2025, sales to one direct customer represented 12% of total revenue and sales to two direct customers each represented 11% of total revenue, all of which were primarily attributable to the Compute & Networking segment.
For fiscal year 2024, sales to one direct customer represented 13% of total revenue, and were primarily attributable to the Compute & Networking segment.
Indirect Customers – Indirect customer revenue is an estimation based upon multiple factors including customer purchase order information, product specifications, internal sales data, and other sources. Indirect customers primarily purchase our products through system integrators and distributors. We generate a significant amount of our revenue from a limited number of indirect customers, some individually representing 10% or more of our revenue. Certain companies purchase cloud and related services through various direct and indirect customers. We estimate that one AI research and deployment company contributed to a meaningful amount of our revenue purchasing cloud services from our customers in fiscal year 2026.
Revenue by geographic region is designated based on the location of the headquarters of direct customers. The end customer and shipping location may be different from our customers' headquarters location. Revenue from sales to customers headquartered outside of the United States accounted for 31% and 41% of total revenue for fiscal years 2026 and 2025, respectively.
Gross Profit and Gross Margin
Gross profit consists of total net revenue less cost of revenue. Cost of revenue consists of the cost of semiconductors, including wafer fabrication, assembly, testing and packaging, board and device costs, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, inventory and warranty provisions, memory and component costs, tariffs, and shipping costs. Cost of revenue also includes acquisition-related intangible amortization expense, costs for license and development and service arrangements, IP-related costs, and stock-based compensation related to personnel associated with manufacturing operations.
Gross margins decreased to 71.1% in fiscal year 2026 from 75.0% in fiscal year 2025 as our business model transitioned from offering Hopper HGX systems to Blackwell full-scale datacenter solutions and a $4.5 billion charge associated with H20 excess inventory and purchase obligations in the first quarter of fiscal year 2026.
Provisions for inventory and excess inventory purchase obligations totaled $7.2 billion and $3.7 billion for fiscal years 2026 and 2025, respectively, including $4.5 billion associated with H20 excess inventory and purchase obligations for the first quarter of fiscal year 2026. Sales of previously reserved inventory and settlements of excess inventory purchase obligations resulted in a provision release of $1.5 billion and $689 million for fiscal years 2026 and 2025, respectively. The net effect on our gross margin was an unfavorable impact of 2.6% and 2.3% in fiscal years 2026 and 2025, respectively.
Operating Expenses

	Year Ended
	Jan 25, 2026	Jan 26, 2025	$ Change	% Change

	($ in millions)
Research and development	$18,497	$12,914	$5,583	43%
Sales, general and administrative	4,579	3,491	1,088	31%
Total operating expenses	$23,076	$16,405	$6,671	41%
The increases in research and development expenses for fiscal year 2026 were driven by a 29% increase in compensation and benefits expense, including stock-based compensation, reflecting employee growth and compensation increases and a 79% increase in compute and infrastructure.

The increases in sales, general and administrative expenses for fiscal year 2026 were primarily driven by compensation and benefits expense, including stock-based compensation, reflecting employee growth and compensation increases.
Total Other Income, Net

	Year Ended
	Jan 25, 2026	Jan 26, 2025	$ Change

	($ in millions)
Interest income	$2,300	$1,786	$514
Interest expense	(259)	(247)	(12)
Other income, net	9,022	1,034	7,988
Total other income, net	$11,063	$2,573	$8,490
The increase in interest income was primarily due to growth in cash, cash equivalents, and debt securities.
Interest expense is primarily comprised of coupon interest and debt discount amortization related to our notes.
Other income, net primarily consists of realized or unrealized gains and losses from investments in non-marketable equity securities, publicly-held equity securities, and the impact of changes in foreign currency rates. The change in Other income, net, compared to fiscal year 2025, was primarily driven by unrealized gains in non-marketable and publicly-held equity securities, including gains from our previously announced investment in Intel’s common stock. Refer to Note 7 and 8 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information regarding our non-marketable equity securities.
Income Taxes
Income tax expense was $21.4 billion and $11.1 billion for fiscal years 2026 and 2025, respectively. Income tax as a percentage of income before income tax was an expense of 15.1% and 13.3% for fiscal years 2026 and 2025, respectively.
The effective tax rate increased primarily due to a lower percentage of tax benefits from stock-based compensation, FDDEI, and U.S. federal research tax credit relative to the increase in income before income tax.
Our effective tax rates for fiscal years 2026 and 2025 were lower than the U.S. federal statutory rate of 21.0% primarily due to tax benefits from FDDEI, stock-based compensation, income earned in jurisdictions that are subject to taxes at rates lower than the U.S. federal statutory tax rate, and the U.S. federal research tax credit.
In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law and contains several changes to key U.S. federal income tax laws. We have recognized the tax effects of currently effective OBBBA provisions in our results for fiscal year 2026. We will continue to evaluate the impact of these legislative changes as tax authorities provide additional guidance and interpretation.
As of January 25, 2026, based on recent jurisdictional taxable income and expected future earnings, we concluded certain state deferred tax assets are more likely than not realizable and released $711 million of valuation allowance.
Refer to Note 13 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
Liquidity and Capital Resources

	Jan 25, 2026	Jan 26, 2025

	(In millions)
Cash and cash equivalents	$10,605	$8,589
Marketable securities	51,951	34,621
Cash, cash equivalents, and marketable securities	$62,556	$43,210

	Year Ended
	Jan 25, 2026	Jan 26, 2025

	(In millions)
Net cash provided by operating activities	$102,718	$64,089
Net cash used in investing activities	$(52,228)	$(20,421)
Net cash used in financing activities	$(48,474)	$(42,359)
Our fixed income security investments include highly rated, diversified investment types and credit exposures with shorter maturities.
Cash provided by operating activities increased in fiscal year 2026 compared to fiscal year 2025, due to higher revenue.
Cash used in investing activities increased in fiscal year 2026 compared to fiscal year 2025, primarily driven by higher purchases of equity investment securities and the execution of a non-exclusive license agreement with Groq.
Cash used in financing activities increased in fiscal year 2026 compared to fiscal year 2025, mainly due to higher share repurchases.
Liquidity
Our primary sources of liquidity include cash, cash equivalents, marketable securities, and cash generated by our operations. As of January 25, 2026, we had $62.6 billion in cash, cash equivalents, and marketable securities. We believe that we have sufficient liquidity to meet our operating requirements for at least the next twelve months and for the foreseeable future, including our future obligations. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance future capital requirements.
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
Except for approximately $1.7 billion of cash, cash equivalents, and marketable securities held outside the U.S. for which we have not accrued any related foreign or state taxes if we repatriate these amounts to the U.S., substantially all of our cash, cash equivalents and marketable securities held outside the U.S. at the end of fiscal year 2026 are available for use in the U.S. without incurring additional U.S. federal income taxes. Our first quarter of any fiscal year (including fiscal year 2027) generally does not include any estimated federal and state income tax payments and our second quarter of any fiscal year (including fiscal year 2027) generally includes two estimated federal and state income tax payments.
Capital Return to Shareholders
On August 26, 2025, our Board of Directors approved an additional $60.0 billion in share repurchase authorization, without expiration. In fiscal year 2026, we repurchased 282 million shares of our common stock for $40.4 billion. As of January 25, 2026, we were authorized, subject to certain specifications, to repurchase up to $58.5 billion of our common stock.
From January 26, 2026 through February 20, 2026, we repurchased 8 million shares for $1.5 billion pursuant to a pre-established trading plan. We may execute repurchases from time to time, subject to market conditions, operating requirements, and other investment opportunities, in the open market, in privately negotiated transactions, pursuant to a Rule 10b5-1 trading plan or in structured share repurchase agreements in compliance with Rule 10b-18 of the Exchange Act. Our share repurchase program may be suspended at any time at our discretion.
In fiscal year 2026, we paid cash dividends to our shareholders of $974 million. The payment of future cash dividends is subject to our Board of Directors' continuing determination that the declaration of dividends is in the best interests of our shareholders.
The U.S. Inflation Reduction Act of 2022 requires a 1% excise tax on certain share repurchases in excess of shares issued for employee compensation made after December 31, 2022. The excise tax is included in our share repurchase cost and was not material for fiscal years 2026 and 2025.

Outstanding Indebtedness and Commercial Paper Program
Our aggregate debt maturities as of January 25, 2026, by year payable, are as follows:

Jan 25, 2026

(In millions)
Due in one year	$1,000
Due in one to five years	2,750
Due in five to ten years	1,250
Due in greater than ten years	3,500
Unamortized debt discount and issuance costs	(32)
Net carrying amount	$8,468
Less short-term portion	999
Total long-term portion	$7,469
In January 2026, we increased the amount of our commercial paper program, pursuant to which we may issue unsecured commercial paper notes from time to time or all at once up to $25.0 billion. As of January 25, 2026, no commercial paper was outstanding. We will continue to evaluate issuing commercial paper as a component of our overall liquidity strategy.
Refer to Note 11 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.
Material Cash Requirements and Other Obligations
For descriptions of our facility lease guarantees, long-term debt, purchase commitments, and operating lease obligations, refer to Note 10, Note 11, Note 12, and Note 17 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, respectively.
We expect to continue investing in our ecosystem. We are finalizing an investment and partnership agreement with OpenAI. There is no assurance that we will enter into an investment and partnership agreement with OpenAI or that a transaction will be completed. Refer to Item 1A. Risk Factors for additional information regarding our investments.
During fiscal year 2026 and fiscal year 2025, we spent $6.1 billion and $3.4 billion on capital expenditures, respectively. We expect to increase capital expenditures in fiscal year 2027 relative to fiscal year 2026 to support the future growth of our business.
Unrecognized tax benefits of $4.0 billion, which includes related interest and penalties of $374 million, were recorded in non-current income tax payable at the end of fiscal year 2026. We are unable to estimate the timing of any potential tax liability, interest payments, or penalties in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions. We are currently under examination by the Internal Revenue Service for our fiscal years 2023 and 2024. Refer to Note 13 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further information.
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
According to our sensitivity analysis on our investment portfolio, a decrease in the yield curve of 0.5% as of the end of fiscal year 2026 and 2025 would decrease the fair value for these investments by approximately $0.2 billion.
As of the end of fiscal year 2026, we had $8.5 billion of senior Notes outstanding. We carry the Notes at face value less unamortized discount on our Consolidated Balance Sheets. As the Notes bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. Refer to Note 11 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.

Publicly-held equity securities are subject to market price volatility. A hypothetical 10% decrease in our publicly-held equity securities would decrease the fair value of the publicly-held equity securities balance by $1.8 billion and an insignificant amount as of January 25, 2026 and January 26, 2025, respectively.
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
For a description of our equity investments, refer to Notes 7 and 8 of the Notes to Condensed Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
Foreign Exchange Rate Risk
We consider our direct exposure to foreign exchange rate fluctuations to be minimal as substantially all of our sales are in United States dollars and foreign currency forward contracts are used to offset movements of foreign currency exchange rates. Gains or losses from foreign currency remeasurement are included in other income or expenses. The impact of foreign currency transaction gain or loss included in determining net income was not significant for fiscal years 2026 and 2025.
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
If the U.S. dollar strengthened by 10% as of January 25, 2026 and January 26, 2025, the amount recorded in Accumulated other comprehensive income (loss) related to our foreign exchange contracts before tax effect would have been an adverse impact of $180 million and $136 million, respectively. Change in value of our foreign exchange contracts recorded in Accumulated other comprehensive income (loss) would be expected to offset a corresponding change in hedged forecasted foreign currency expenses when recognized.
If an adverse 10% foreign exchange rate change was applied to our balance sheet hedging contracts, it would have resulted in an adverse impact on income before taxes of $124 million and $129 million as of January 25, 2026 and January 26, 2025, respectively. These changes in fair values would be offset in Total other income, net, by corresponding change in fair values of the foreign currency denominated monetary assets and liabilities, assuming the hedge contracts fully cover the foreign currency denominated monetary assets and liabilities balances.
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
Item 9A. Controls and Procedures
Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of January 25, 2026, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 25, 2026 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 25, 2026.
The effectiveness of our internal control over financial reporting as of January 25, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended January 25, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing a phased upgrade of our enterprise resource planning, or ERP, system to update our existing core financial systems. The ERP system is designed to accurately maintain our financial records used to report operating results. We will continue to evaluate each quarter whether there are changes that materially affect our internal control over financial reporting.
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
Item 9B. Other Information
The following members of our Board of Directors and/or officers adopted, modified or terminated a trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a Rule 10b5-1 Trading Arrangement:

Name	Title of Director or Officer	Action	Date	Total Shares of Common Stock to be Sold	Expiration Date
John O. Dabiri	Director	Adoption	12/10/2025	3,984*	12/7/2026
Colette M. Kress	Executive Vice President and Chief Financial Officer	Adoption	12/18/2025	500,000	3/23/2027
*Estimated assuming our closing stock price as of January 23, 2026. The number of shares is based on an estimate because the plan specifies a formulaic dollar amount of shares to be sold.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
Part III
Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2026 Proxy Statement, no later than 120 days after the end of fiscal year 2026, and certain information included therein is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance
Identification of Directors
Information regarding directors required by this item will be contained in our 2026 Proxy Statement under the caption “Proposal 1 — Election of Directors,” and is hereby incorporated by reference.
Identification of Executive Officers
Reference is made to the information regarding executive officers appearing under the heading “Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Identification of Audit Committee and Financial Experts
Information regarding our Audit Committee required by this item will be contained in our 2026 Proxy Statement under the captions “Report of the Audit Committee of the Board of Directors” and “Information About the Board of Directors and Corporate Governance,” and is hereby incorporated by reference.
Material Changes to Procedures for Recommending Directors
Information regarding procedures for recommending directors required by this item will be contained in our 2026 Proxy Statement under the caption “Information About the Board of Directors and Corporate Governance,” and is hereby incorporated by reference.
Delinquent Section 16(a) Reports
Information regarding compliance with Section 16(a) of the Exchange Act required by this item will be contained in our 2026 Proxy Statement under the caption “Delinquent Section 16(a) Reports,” and such disclosure, if any, is hereby incorporated by reference.
Code of Conduct
Information regarding our Code of Conduct required by this item will be contained in our 2026 Proxy Statement under the caption “Information About the Board of Directors and Corporate Governance — Code of Conduct,” and is hereby incorporated by reference. The full text of our Code of Conduct and Financial Team Code of Conduct are published on the Investor Relations portion of our website, under Governance, at www.nvidia.com. If we make any amendments to either code, or grant any waiver from a provision of either code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website or in a report on Form 8-K. The contents of our website are not a part of this Annual Report on Form 10-K.
Insider Trading Policy
The information required by Item 408(b) of Regulation S-K is incorporated by reference from the information contained in our 2026 Proxy Statement under the heading “Information About the Board of Directors and Corporate Governance.”
Item 11. Executive Compensation
Information regarding our executive compensation required by this item will be contained in our 2026 Proxy Statement under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” and “Compensation Committee Report,” and is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Ownership of NVIDIA Securities
Information regarding ownership of NVIDIA securities required by this item will be contained in our 2026 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is hereby incorporated by reference.
Equity Compensation Plan Information
Information regarding our equity compensation plans required by this item will be contained in our 2026 Proxy Statement under the caption "Equity Compensation Plan Information," and is hereby incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding related transactions and director independence required by this item will be contained in our 2026 Proxy Statement under the captions “Review of Transactions with Related Persons” and “Information About the Board of Directors and Corporate Governance — Independence of the Members of the Board of Directors,” and is hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services
Information regarding accounting fees and services required by this item will be contained in our 2026 Proxy Statement under the caption “Fees Billed by the Independent Registered Public Accounting Firm,” and is hereby incorporated by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of NVIDIA Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of NVIDIA Corporation and its subsidiaries (the “Company”) as of January 25, 2026 and January 26, 2025, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 25, 2026, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 25, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 25, 2026 and January 26, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 25, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 25, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Inventories - Provisions for Excess or Obsolete Inventories and Excess Product Purchase Commitments
As described in Notes 1, 9, and 12 to the consolidated financial statements, the Company charges cost of sales for inventory provisions to write-down inventory for excess or obsolete inventory and for excess product purchase commitments. Most of the Company’s inventory provisions relate to excess quantities of products, based on the Company’s inventory levels and future product purchase commitments compared to assumptions about future demand including the impact of market conditions such as regulatory export restrictions on their products. As of January 25, 2026, the Company’s consolidated inventories balance was $21.4 billion and the Company’s consolidated outstanding inventory purchase and long-term supply and capacity obligations balance was $95.2 billion, of which a significant portion relates to inventory purchase obligations.
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

/s/PricewaterhouseCoopers LLP

San Jose, California
February 25, 2026

We have served as the Company’s auditor since 2004.

NVIDIA Corporation and Subsidiaries
Consolidated Statements of Income
(In millions, except per share data)

	Year Ended
	Jan 25, 2026	Jan 26, 2025	Jan 28, 2024
Revenue	$215,938	$130,497	$60,922
Cost of revenue	62,475	32,639	16,621
Gross profit	153,463	97,858	44,301
Operating expenses
Research and development	18,497	12,914	8,675
Sales, general and administrative	4,579	3,491	2,654
Total operating expenses	23,076	16,405	11,329
Operating income	130,387	81,453	32,972
Interest income	2,300	1,786	866
Interest expense	(259)	(247)	(257)
Other income, net	9,022	1,034	237
Total other income, net	11,063	2,573	846
Income before income tax	141,450	84,026	33,818
Income tax expense	21,383	11,146	4,058
Net income	$120,067	$72,880	$29,760

Net income per share:
Basic	$4.93	$2.97	$1.21
Diluted	$4.90	$2.94	$1.19

Weighted average shares used in per share computation:
Basic	24,359	24,555	24,690
Diluted	24,514	24,804	24,940
See accompanying Notes to the Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended
	Jan 25, 2026	Jan 26, 2025	Jan 28, 2024
Net income	$120,067	$72,880	$29,760
Other comprehensive income, net of tax
Available-for-sale securities:
Net change in unrealized gain	107	1	80
Cash flow hedges:
Net change in unrealized gain (loss)	43	—	(10)
Other comprehensive income, net of tax	150	1	70
Total comprehensive income	$120,217	$72,881	$29,830
See accompanying Notes to the Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Consolidated Balance Sheets
(In millions, except par value)

	Jan 25, 2026	Jan 26, 2025
Assets
Current assets:
Cash and cash equivalents	$10,605	$8,589
Marketable securities	51,951	34,621
Accounts receivable, net	38,466	23,065
Inventories	21,403	10,080
Prepaid expenses and other current assets	3,180	3,771
Total current assets	125,605	80,126
Property and equipment, net	10,383	6,283
Operating lease assets	2,867	1,793
Goodwill	20,832	5,188
Intangible assets, net	3,306	807
Deferred income tax assets	13,258	10,979
Non-marketable equity securities	22,251	3,387
Other assets	8,301	3,038
Total assets	$206,803	$111,601

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$9,812	$6,310
Accrued and other current liabilities	21,352	11,737
Short-term debt	999	—
Total current liabilities	32,163	18,047
Long-term debt	7,469	8,463
Long-term operating lease liabilities	2,572	1,519
Other long-term liabilities	7,306	4,245
Total liabilities	49,510	32,274
Commitments and contingencies - see Note 12	—	—
Shareholders’ equity:
Preferred stock, $0.001 par value; 2 shares authorized; none issued	—	—
Common stock, $0.001 par value; 80,000 shares authorized; 24,304 shares issued and outstanding as of January 25, 2026; 24,477 shares issued and outstanding as of January 26, 2025	24	24
Additional paid-in capital	10,118	11,237
Accumulated other comprehensive income	178	28
Retained earnings	146,973	68,038
Total shareholders' equity	157,293	79,327
Total liabilities and shareholders' equity	$206,803	$111,601
See accompanying Notes to the Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity

	Common Stock Outstanding		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
(In millions, except per share data)
Balances as of Jan 29, 2023	24,661	$25	$11,948	$(43)	$10,171	$22,101
Net income	—	—	—	—	29,760	29,760
Other comprehensive income	—	—	—	70	—	70
Issuance of common stock	265	—	403	—	—	403
Tax withholding related to common stock	(72)	—	(2,783)	—	—	(2,783)
Shares repurchased	(211)	—	(27)	—	(9,719)	(9,746)
Cash dividends declared and paid ($0.016 per common share)	—	—	—	—	(395)	(395)
Stock-based compensation	—	—	3,568	—	—	3,568
Balances as of Jan 28, 2024	24,643	25	13,109	27	29,817	42,978
Net income	—	—	—	—	72,880	72,880
Other comprehensive income	—	—	—	1	—	1
Issuance of common stock	203	—	490	—	—	490
Tax withholding related to common stock	(59)	—	(6,930)	—	—	(6,930)
Shares repurchased	(310)	(1)	(189)	—	(33,825)	(34,015)
Cash dividends declared and paid ($0.034 per common share)	—	—	—	—	(834)	(834)
Stock-based compensation	—	—	4,757	—	—	4,757
Balances as of Jan 26, 2025	24,477	24	11,237	28	68,038	79,327
Net income	—	—	—	—	120,067	120,067
Other comprehensive income	—	—	—	150	—	150
Issuance of common stock	160	—	644	—	—	644
Tax withholding related to common stock	(51)	—	(7,948)	—	—	(7,948)
Shares repurchased	(282)	—	(230)	—	(40,158)	(40,388)
Cash dividends declared and paid ($0.04 per common share)	—	—	—	—	(974)	(974)
Fair value of partially vested equity awards assumed in connection with acquisitions	—	—	28	—	—	28
Stock-based compensation	—	—	6,387	—	—	6,387
Balances as of Jan 25, 2026	24,304	$24	$10,118	$178	$146,973	$157,293
See accompanying Notes to the Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)

	Year Ended
	Jan 25, 2026	Jan 26, 2025	Jan 28, 2024
Cash flows from operating activities:
Net income	$120,067	$72,880	$29,760
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	6,386	4,737	3,549
Depreciation and amortization	2,843	1,864	1,508
Gains on non-marketable equity securities and publicly-held equity securities, net	(8,918)	(1,030)	(238)
Deferred income taxes	(1,424)	(4,477)	(2,489)
Other	(287)	(502)	(278)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,399)	(13,063)	(6,172)
Inventories	(11,324)	(4,781)	(98)
Prepaid expenses and other assets	577	(395)	(1,522)
Accounts payable	3,096	3,357	1,531
Accrued and other current liabilities	5,257	4,278	2,025
Other long-term liabilities	1,844	1,221	514
Net cash provided by operating activities	102,718	64,089	28,090
Cash flows from investing activities:
Proceeds from sales of marketable securities	15,157	495	50
Proceeds from maturities of marketable securities	11,226	11,195	9,732
Proceeds from sales of non-marketable equity securities	84	171	1
Purchases of marketable securities	(40,616)	(26,575)	(18,211)
Purchases of non-marketable equity securities	(17,502)	(1,486)	(862)
Groq, Inc.	(13,000)	—	—
Purchases related to property and equipment and intangible assets	(6,042)	(3,236)	(1,069)
Acquisitions, net of cash acquired	(1,535)	(1,007)	(83)
Other	—	22	(124)
Net cash used in investing activities	(52,228)	(20,421)	(10,566)
Cash flows from financing activities:
Proceeds related to employee stock plans	644	490	403
Payments related to repurchases of common stock	(40,086)	(33,706)	(9,533)
Payments related to employee stock plan taxes	(7,948)	(6,930)	(2,783)
Dividends paid	(974)	(834)	(395)
Principal payments on property and equipment and intangible assets	(101)	(129)	(74)
Repayment of debt	—	(1,250)	(1,250)
Other	(9)	—	(1)
Net cash used in financing activities	(48,474)	(42,359)	(13,633)
Change in cash and cash equivalents	2,016	1,309	3,891
Cash and cash equivalents at beginning of period	8,589	7,280	3,389
Cash and cash equivalents at end of period	$10,605	$8,589	$7,280
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$20,288	$15,118	$6,549
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
Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation. Non-marketable equity securities, previously presented within other assets, were reclassified to be presented separately on our consolidated balance sheets and had no impact to total assets or consolidated statement of cash flows.
Fiscal Year
We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal years 2026, 2025 and 2024 were all 52-week years. Fiscal year 2027 will be a 53-week year with the fourth quarter consisting of 14 weeks.
Principles of Consolidation
Our consolidated financial statements include the accounts of NVIDIA Corporation and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from our estimates. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, cash equivalents and marketable securities, goodwill, income taxes, inventories and product purchase commitments, investigation and settlement costs, litigation, non-marketable equity securities, other contingencies, property, plant, and equipment, revenue recognition, and stock-based compensation. These estimates are based on historical facts and various other assumptions that we believe are reasonable.
Revenue Recognition
We derive our revenue primarily from product sales including hardware and systems. We determine revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract (where revenue is allocated on a relative standalone selling price basis by maximizing the use of observable inputs to determine the standalone selling price for each performance obligation); and (5) recognition of revenue when, or as, we satisfy a performance obligation. Payment from customers, per our standard payment terms, is generally due shortly after delivery of our products.
Product Sales Revenue
Revenue from product sales is recognized upon transfer of control of products to customers in an amount that reflects the consideration we expect to receive in exchange for those products. Certain products are sold with support or an extended warranty. Support and extended warranty revenue are recognized ratably over the service period, or as services are performed. Revenue is recognized net of allowances for returns, customer programs and any taxes collected from customers.
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

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Contracts with Multiple Performance Obligations
Our contracts may contain more than one deliverable, each of which is separately accounted for as a distinct performance obligation. We account for multiple agreements with a single customer as a single contract if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single contract.
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
Litigation, Investigation and Settlement Costs
We currently are, and will likely continue to be subject to claims, litigation, and other actions, including potential regulatory proceedings, involving patent and other intellectual property matters, taxes, labor and employment, competition and antitrust, commercial disputes, goods and services offered by us and by third parties, and other matters. There are many uncertainties associated with any litigation or investigation, and we cannot be certain that these actions or other third-party claims against us will be resolved without litigation, fines and/or substantial settlement payments or judgments. If information becomes available that causes us to determine that a loss in any of our pending litigation, investigations or settlements is probable, and we can reasonably estimate the loss associated with such events, we will record the loss. However, the actual liability in any such litigation or investigation may be materially different from our estimates, which could require us to record additional costs. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss.
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

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
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
As of January 25, 2026, we had a valuation allowance of $768 million related to capital loss carryforwards, and certain other deferred tax assets that management determined are not likely to be realized due, in part, to jurisdictional projections of future taxable income, including capital gains. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax assets as income tax benefits during the period.
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
Cash and Cash Equivalents and Marketable Securities
We consider all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents. Marketable securities consist of highly liquid debt investments with maturities of greater than three months when purchased and publicly-held equity securities. We classify these investments as current or long term based on the nature of the investments and their availability for use in current operations.
We record our debt investments as cash equivalents and marketable debt securities and classify them at the date of acquisition as available-for-sale. These available-for-sale debt securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income or loss, a component of shareholders’ equity, net of tax. The fair value of interest-bearing debt securities includes accrued interest. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method and recorded in the Other income (expense), net, section of our Consolidated Statements of Income.
Available-for-sale debt securities are subject to impairment review. If the estimated fair value of available-for-sale debt securities is less than its amortized cost basis, we determine if the difference, if any, is caused by expected credit losses and write-down the amortized cost basis of the securities if it is more likely than not we will be required or we intend to sell the securities before recovery of its amortized cost basis. Allowances for credit losses and write-downs are recognized in the Other income, net, net section of our Consolidated Statements of Income.
Publicly-held equity securities and money market funds have readily determinable fair values with changes in fair value recorded in Other income, net.
Fair Value of Financial Instruments
The carrying value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities as of January 25, 2026 and January 26, 2025. Marketable debt and equity securities are reported at fair value. Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments designated as accounting hedges, the effective portion of the gains or losses on the derivatives is initially reported as a component of other comprehensive income or loss and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. For derivative instruments not designated as accounting hedges, changes in fair value are recognized in earnings.
Financial instruments measured and disclosed at fair value are classified and disclosed based on the observability of inputs used in the determination of fair value as follows:
•Level 1: Observable inputs such as quoted prices in active markets.
•Level 2: Observable inputs other than Level 1 prices, such as quoted prices in less active markets or model-derived valuations that are observable either directly or indirectly.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
•Level 3: Unobservable inputs in which there is little or no market data that are significant to the fair value of the assets or liabilities.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, marketable securities, lease guarantees, and accounts receivable. Our investment policy requires the purchase of highly-rated fixed income securities, the diversification of investment type and credit exposures, and includes certain limits on our portfolio maturities. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for potential credit losses. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. Our overall estimated exposure excludes amounts covered by credit insurance and letters of credit.
Inventories
Inventory cost is computed on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis. Inventory costs consist of the cost of semiconductors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, and shipping costs, as well as the cost of purchased memory products and other component parts. We charge cost of sales for inventory provisions to write-down our inventory to the lower of cost or net realizable value or for obsolete or excess inventory, and for excess product purchase commitments. Most of our inventory provisions relate to excess quantities of products, based on our inventory levels and future product purchase commitments compared to assumptions about future demand including the impact of regulatory export restrictions on our products. Once inventory has been written-off or written-down, it creates a new cost basis for the inventory that is not subsequently written-up. We record a liability for noncancelable purchase commitments with suppliers for quantities in excess of our future demand forecasts consistent with our valuation of obsolete or excess inventory.
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
Leases
We determine if an arrangement is or contains a lease at inception. Operating leases with lease terms of more than 12 months are included in operating lease assets, accrued and other current liabilities, and long-term operating lease liabilities on our consolidated balance sheet. Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments over the lease term. We combine lease and non-lease components for offices and data centers in determining the operating lease assets and liabilities.
Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments discounted using our incremental borrowing rate. Operating lease assets also include initial direct costs incurred and prepaid lease payments, minus any lease incentives. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease costs are recognized on a straight-line basis over the lease term.
Goodwill
We allocate goodwill to reporting units based on the expected benefit from the business combination. Goodwill is subject to our annual impairment test during the fourth quarter of our fiscal year, or earlier if indicators of potential impairment exist. In completing our impairment test, we perform either a qualitative or a quantitative analysis on a reporting unit basis.

Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting units. Goodwill impairments were not identified for the periods presented.

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

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
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
Business Combination
The Company applies a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction is accounted for as an asset acquisition or business combination. We allocate the fair value of the purchase price of an acquisition to the tangible assets acquired, liabilities assumed, and intangible assets acquired, based on their estimated fair values. The excess of the fair value of the purchase price over the fair values of these net tangible and intangible assets acquired is recorded as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but our estimates and assumptions are inherently uncertain and subject to refinement. The estimates and assumptions used in valuing intangible assets include, but are not limited to, the amount and timing of projected future cash flows, discount rate used to determine the present value of these cash flows and asset lives. These estimates are inherently uncertain and, therefore, actual results may differ from the estimates made. As a result, during the measurement period of up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the measurement period's conclusion or final determination of the fair value of the purchase price of an acquisition, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Income.
Acquisition-related expenses are recognized separately from the business combination and expensed as incurred.
Non-Marketable Equity Securities
Non-marketable equity securities consist of investments in privately-held companies that do not have a readily determinable fair value. These investments are measured at cost minus impairment, if any, and are adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer, or the measurement alternative. Fair value is based upon observable inputs in an inactive market and the valuation requires our judgment due to the absence of market prices and inherent lack of liquidity. All gains and losses on these investments, realized and unrealized, are recognized in Other income, net on our Consolidated Statements of Income.
We assess whether an impairment loss has occurred on our investments in non-marketable equity securities, accounted for under the measurement alternative based on quantitative and qualitative factors. If any impairment is identified for non-marketable equity securities, we write down the investment to its fair value and record the corresponding charge through Other income, net on our Consolidated Statements of Income.
The Company assesses its investments for significant influence to determine the appropriate method of accounting, including application of the equity method. Equity method investments were not material.
Recently Issued Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board, or FASB, issued a new accounting standard requiring disclosures of certain additional expense information on an annual and interim basis, including, among other items, the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each income statement expense caption, as applicable. We will adopt this standard in the fiscal year 2028 annual report. We do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements other than additional disclosures.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Note 2 - Groq
In December 2025, we entered into a non‑exclusive license agreement with Groq, Inc., or Groq, for its language processing unit technology and hired certain Groq employees. No customer contracts, existing products, or equity interests were purchased. We recorded $14.4 billion of goodwill and a $2.5 billion developed technology intangible asset, valued using a cost‑to‑recreate methodology with a five‑year useful life. Goodwill, primarily attributable to the workforce and future development of the licensed technology, was recorded in the Compute & Networking reporting unit. Total consideration consists of $13.0 billion paid at closing and $4 billion, inclusive of imputed interest, payable within one year included in Accrued and Other Current Liabilities on our Consolidated Balance Sheets. The goodwill is tax deductible. Pro forma results of operations have not been presented because the effect was not material.
Note 3 - Stock-Based Compensation
We recognize stock-based compensation expense from grants of restricted stock units, or RSUs, performance stock units, or PSUs, and market-based PSUs, and issuances under our employee stock purchase plan, or ESPP.
Consolidated Statements of Income include stock-based compensation expense as follows:

	Year Ended
	Jan 25, 2026	Jan 26, 2025	Jan 28, 2024

	(In millions)
Cost of revenue	$261	$178	$141
Research and development	4,676	3,423	2,532
Sales, general and administrative	1,449	1,136	876
Total	$6,386	$4,737	$3,549

The following is a summary of equity awards granted under our equity incentive plans:

	Year Ended
	Jan 25, 2026	Jan 26, 2025	Jan 28, 2024

	(In millions, except per share data)
RSUs, PSUs and Market-based PSUs
Awards granted	70	89	140
Estimated total grant-date fair value	$9,389	$7,834	$5,316
Weighted average grant-date fair value per share	$133.97	$87.99	$37.41

ESPP
Shares purchased	13	30	30
Weighted average price per share	$49.13	$17.74	$15.81
Weighted average grant-date fair value per share	$20.75	$8.61	$6.99
As of January 25, 2026, aggregate unearned stock-based compensation expense was $14.8 billion, which is expected to be recognized over a weighted average period of 2.3 years for RSUs, PSUs, and market-based PSUs, and 0.9 years for ESPP.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
The fair value of shares issued under our ESPP has been estimated with the following assumptions:

Year Ended
	Jan 25, 2026	Jan 26, 2025	Jan 28, 2024

(Using the Black-Scholes model)
ESPP
Weighted average expected life (in years)	0.1-2.0	0.1-2.0	0.1-2.0
Risk-free interest rate	3.5%-4.3%	3.6%-5.4%	3.9%-5.5%
Volatility	26%-96%	31%-75%	31%-67%
Dividend yield	0.03%	0.03%	0.06%
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
Amended and Restated 2007 Equity Incentive Plan
The NVIDIA Corporation Amended and Restated 2007 Equity Incentive Plan, or the 2007 Plan, authorizes the issuance of incentive stock options, non-statutory stock options, restricted stock, RSUs, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards to employees, directors and consultants. Only our employees may receive incentive stock options. We grant RSUs, PSUs and market-based PSUs under the 2007 Plan. As of January 25, 2026, up to 192 million shares of our common stock could be issued pursuant to stock awards granted under the 2007 Plan, and 1.3 billion shares were available for future grants.
Subject to certain exceptions, RSUs vest generally over four years subject to continued service. PSUs vest over four years, subject to continued service and performance conditions. Market-based PSUs vest on approximately the third anniversary of the date of grant subject to market conditions. However, the number of shares subject to both PSUs and market-based PSUs that are eligible to vest is determined by the Compensation Committee based on achievement of pre-determined criteria.
Amended and Restated 2012 Employee Stock Purchase Plan
Employees who participate in the NVIDIA Corporation Amended and Restated 2012 Employee Stock Purchase Plan, or as most recently amended and restated, the 2012 Plan, may have up to 25% of their earnings withheld to purchase shares of common stock. The Board may decrease this percentage at its discretion. Each offering period is about 24 months, divided into four purchase periods of six months. The price of common stock purchased under our 2012 Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the fair market value of the common stock on each purchase date within the offering. As of January 25, 2026, we had 2.2 billion shares reserved for future issuance under the 2012 Plan.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Equity Award Activity
The following is a summary of our equity award transactions under our equity incentive plans:

	RSUs, PSUs and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

	(In millions, except per share data)
Balance as of Jan 26, 2025	274	$44.75
Granted	70	$133.97
Vested	(146)	$39.14
Canceled and forfeited	(9)	$59.29
Balance as of Jan 25, 2026	189	$81.51
Vested and expected to vest after Jan 25, 2026	188	$81.15
As of January 25, 2026 and January 26, 2025, there were 1.3 billion and 1.4 billion shares, respectively, of common stock available for future grants under our equity incentive plans.
The total fair value of RSUs and PSUs, as of their respective vesting dates, during the years ended January 25, 2026, January 26, 2025, and January 28, 2024, was $22.2 billion, $15.1 billion, and $8.2 billion, respectively.
Note 4 - Net Income Per Share
The following is the basic and diluted net income per share computations for the periods presented:

	Year Ended
	Jan 25, 2026	Jan 26, 2025	Jan 28, 2024

	(In millions, except per share data)
Numerator:
Net income	$120,067	$72,880	$29,760
Denominator:
Basic weighted average shares	24,359	24,555	24,690
Dilutive impact of outstanding equity awards	155	249	250
Diluted weighted average shares	24,514	24,804	24,940
Net income per share:
Basic (1)	$4.93	$2.97	$1.21
Diluted (2)	$4.90	$2.94	$1.19
Anti-dilutive equity awards excluded from diluted net income per share	41	51	150
(1)    Net income divided by basic weighted average shares.
(2)    Net income divided by diluted weighted average shares.
Note 5 - Goodwill
As of January 25, 2026, the total carrying amount of goodwill was $20.8 billion, consisting of goodwill balances allocated to our Compute & Networking and Graphics reporting units of $20.5 billion and $370 million, respectively. As of January 26, 2025, the total carrying amount of goodwill was $5.2 billion, consisting of goodwill balances allocated to our Compute & Networking and Graphics reporting units of $4.8 billion and $370 million, respectively. Goodwill increased by $15.6 billion in fiscal year 2026 and was allocated to our Compute & Networking reporting unit. During the fourth quarters of fiscal years 2026, 2025, and 2024, we completed our annual qualitative impairment tests and concluded that goodwill was not impaired.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Note 6 - Amortizable Intangible Assets
The components of our amortizable intangible assets are as follows:

	Jan 25, 2026			Jan 26, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In millions)
Acquisition-related intangible assets	$5,656	$(2,580)	$3,076	$2,900	$(2,264)	$636
Patents and licensed technology	528	(298)	230	449	(278)	171
Total intangible assets	$6,184	$(2,878)	$3,306	$3,349	$(2,542)	$807
Amortization expense associated with intangible assets for fiscal years 2026, 2025, and 2024 was $488 million, $593 million, and $614 million, respectively.
The following table outlines the estimated future amortization expense related to the net carrying amount of intangible assets as of January 25, 2026:

Future Amortization Expense
(In millions)
Fiscal Year:
2027	$923
2028	729
2029	592
2030	511
2031	468
2032 and thereafter	83
Total	$3,306

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Note 7 - Cash Equivalents and Marketable Securities
The fair values of our financial assets are determined using quoted market prices of identical assets or market prices of similar assets from active markets. We review fair value classification on a quarterly basis. The following is a summary of cash equivalents and marketable securities:

	Jan 25, 2026
	Pricing Category	Cost or Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
						Cash Equivalents	Marketable Securities	Other Assets

	(In millions)
Debt securities issued by the U.S. Treasury	Level 2	$21,635	$77	$(3)	$21,709	$—	$21,709	$—
Corporate debt securities	Level 2	15,410	92	(3)	15,499	345	15,154	—
Debt securities issued by U.S. government agencies	Level 2	2,157	4	—	2,161	—	2,161	—
Certificates of deposit	Level 2	110	—	—	110	110	—	—
Foreign government bonds	Level 2	40	1	—	41	—	41	—
Money market funds	Level 1	7,830	—	—	7,830	7,830	—	—
Publicly-held equity securities (1) (2)	Level 1				17,726	—	12,886	4,840
Total		$47,182	$174	$(6)	$65,076	$8,285	$51,951	$4,840
(1)    In the first quarter of fiscal year 2026, one investment was reclassified from non-marketable equity securities to marketable securities following public market trading. The balance as of January 25, 2026 includes $10.5 billion of investments which are subject to short-term lock-up restrictions on the ability to sell.
(2)    The long-term portion of marketable equity securities, which are subject to lock-up restrictions through December 2027 of $4.8 billion as of January 25, 2026, is included in other assets.
Publicly-held equity securities are subject to market price volatility. Net unrealized gains on investments in publicly-held equity securities held at period end were $6.6 billion for fiscal year 2026. Net unrealized gains on investments in publicly-held equity securities held at period end were not significant for fiscal years 2025 and 2024.
Net realized gains on investments in publicly-held equity securities sold were not significant for fiscal years 2026, 2025, and 2024, reflecting the difference between the sale proceeds and the carrying value of the equity securities at the beginning of the period or the purchase date, if later.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)

	Jan 26, 2025
	Pricing Category	Cost or Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
						Cash Equivalents	Marketable Securities

	(In millions)
Corporate debt securities	Level 2	$18,504	$51	$(29)	$18,526	$2,071	$16,455
Debt securities issued by the U.S. Treasury	Level 2	16,749	42	(22)	16,769	1,801	14,968
Debt securities issued by U.S. government agencies	Level 2	2,775	7	(5)	2,777	—	2,777
Foreign government bonds	Level 2	177	—	—	177	137	40
Certificates of deposit	Level 2	97	—	—	97	97	—
Money market funds	Level 1	3,760	—	—	3,760	3,760	—
Publicly-held equity securities	Level 1				381	—	381
Total		$42,062	$100	$(56)	$42,487	$7,866	$34,621
The following tables provide the breakdown of unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position:

	Jan 25, 2026		Jan 26, 2025
	Less than 12 Months		Less than 12 Months
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss

	(In millions)
Debt securities issued by the U.S. Treasury	$10,666	$(3)	$6,315	$(22)
Corporate debt securities	1,332	(3)	5,291	(29)
Debt securities issued by U.S. government agencies	1,134	—	816	(5)
Total	$13,132	$(6)	$12,422	$(56)
Gross unrealized losses related to debt securities in a continuous loss position of twelve months or greater as of January 25, 2026 and January 26, 2025 were not significant. Gross unrealized losses are related to fixed income securities, driven primarily by changes in interest rates.
The estimated fair value of debt securities included in cash equivalents and marketable securities are shown below by contractual maturity.

Jan 25, 2026

(In millions)
Less than one year	$20,427
Due in 1 - 5 years	19,093
Total	$39,520
Note 8 - Non-marketable Equity Securities
Our non-marketable equity securities are valued under the measurement alternative applying valuation methods based on observable transactions for similar investments of the same issuer and unobservable inputs such as volatility, expected

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
time to liquidity, risk free rate and security-specific rights and obligations. Gains and losses on these investments, realized and unrealized, are recognized in Other income, net on our Consolidated Statements of Income.
Adjustments to the carrying value of our non-marketable equity securities during fiscal years 2026 and 2025 were as follows:

	Year Ended
	Jan 25, 2026	Jan 26, 2025

	(In millions)
Balance at beginning of period	$3,387	$1,321
Adjustments related to non-marketable equity securities:
Net additions	17,444	1,309
Unrealized gains	2,369	816
Reclassification (1)	(848)	—
Impairments and unrealized losses	(101)	(59)
Balance at end of period	$22,251	$3,387
(1) Represents reclassifications from non-marketable equity securities to marketable securities following public market trading.
Non-marketable equity securities had cumulative gross unrealized gains of $2.7 billion and $1.1 billion, and cumulative gross unrealized losses and impairments of $176 million and $105 million on securities held as of January 25, 2026 and January 26, 2025, respectively.
Note 9 - Balance Sheet Components
We refer to customers who purchase products directly from NVIDIA as direct customers, such as AIBs, distributors, ODMs, OEMs, CSPs, AI model makers, and system integrators. Certain direct customers may use either internal resources or third-party system integrators to complete their build. Three direct customers accounted for 25%, 18%, and 13% of our accounts receivable balance as of January 25, 2026. Two direct customers accounted for 17% and 16% of our accounts receivable balance as of January 26, 2025.
Certain balance sheet components are as follows:

	Jan 25, 2026	Jan 26, 2025
Inventories:	(In millions)
Raw materials	$3,807	$3,408
Work in process	8,822	3,399
Finished goods	8,774	3,273
Total inventories (1)	$21,403	$10,080
(1)    In fiscal years 2026 and 2025, we recorded inventory provisions of $4.0 billion and $1.6 billion, respectively, in cost of revenue.

	Jan 25, 2026	Jan 26, 2025	Estimated Useful Life

Property and Equipment:	(In millions)		(In years)
Land	$777	$511	(A)
Buildings, leasehold improvements, and furniture	2,891	2,076	(B)
Equipment, compute hardware, and software	12,619	7,568	2-7
Construction in process	683	529	(C)
Total property and equipment, gross	16,970	10,684
Accumulated depreciation and amortization	(6,587)	(4,401)
Total property and equipment, net	$10,383	$6,283
(A)Land is a non-depreciable asset.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
(B)The estimated useful lives of our buildings are up to thirty years. Leasehold improvements and finance leases are amortized based on the lesser of either the asset’s estimated useful life or the expected remaining lease term.
(C)Construction in process represents assets that are not available for their intended use.
Depreciation expense for fiscal years 2026, 2025, and 2024 was $2.4 billion, $1.3 billion, and $894 million, respectively.
Accumulated amortization of leasehold improvements and finance leases was $519 million and $410 million as of January 25, 2026 and January 26, 2025, respectively.
Property, equipment and intangible assets acquired but not paid for during fiscal years 2026, 2025, and 2024 were $820 million, $525 million, and $170 million, respectively.

	Jan 25, 2026	Jan 26, 2025

Accrued and Other Current Liabilities:	(In millions)
Customer program accruals	$5,318	$4,880
Accrued purchase consideration	3,921	9
Product warranty	2,807	1,290
Excess inventory purchase obligations (1)	2,739	2,095
Taxes payable	2,669	881
Deferred revenue (2)	1,379	837
Accrued payroll and related expenses	1,146	848
Other	1,373	897
Total accrued and other current liabilities	$21,352	$11,737
(1)In fiscal years 2026 and 2025, we recorded an expense of approximately $3.2 billion and $2.0 billion, respectively, in cost of revenue.
(2)Includes customer advances and unearned revenue related to hardware and software support, cloud services, and license and development arrangements. The balance as of January 25, 2026 and January 26, 2025 included $160 million and $81 million of customer advances, respectively.

	Jan 25, 2026	Jan 26, 2025

Other Long-Term Liabilities:	(In millions)
Income tax payable (1)	$3,958	$2,188
Deferred income tax	1,774	886
Deferred revenue (2)	1,193	976
Other	381	195
Total other long-term liabilities	$7,306	$4,245
(1)Primarily comprised of unrecognized tax benefits and related interest and penalties.
(2)Includes unearned revenue related to hardware and software support and cloud services.
Deferred Revenue
The following table shows the changes in short- and long-term deferred revenue during fiscal years 2026 and 2025:

	Jan 25, 2026	Jan 26, 2025

	(In millions)
Balance at beginning of period	$1,813	$1,337
Deferred revenue additions (1)	11,137	5,083
Revenue recognized (2)	(10,378)	(4,607)
Balance at end of period	$2,572	$1,813
(1)    Includes $9.0 billion and $3.6 billion of customer advances for fiscal years 2026 and 2025, respectively.
(2)    Includes $8.9 billion and $3.7 billion related to customer advances for fiscal years 2026 and 2025, respectively.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
We recognized revenue of $974 million and $729 million in fiscal years 2026 and 2025, respectively, that were included in the prior year end deferred revenue balance.
As of January 25, 2026, revenue related to remaining performance obligations from contracts greater than one year in length was $2.3 billion, which includes $1.9 billion from deferred revenue and $390 million which has not yet been billed nor recognized as revenue. Approximately 42% of revenue from contracts greater than one year in length will be recognized over the next twelve months.
Note 10 - Derivative Financial Instruments
Foreign Currency Derivatives
We utilize foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. The foreign currency forward contracts for operating expenses are designated as accounting hedges. Gains or losses on the contracts are recorded in accumulated other comprehensive income or loss and reclassified to operating expense when the related operating expenses are recognized in earnings. In fiscal years 2026 and 2025, the impact of foreign currency forward contracts designated as accounting hedges on other comprehensive income or loss was not significant and all such instruments were determined to be highly effective.
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
The table below presents the notional value of our foreign currency contracts outstanding:

	Jan 25, 2026	Jan 26, 2025

	(In millions)
Designated as accounting hedges	$1,765	$1,424
Not designated as accounting hedges	$2,332	$1,297
The unrealized gains and losses or fair value of our foreign currency contracts were not significant as of January 25, 2026 and January 26, 2025.
As of January 25, 2026, all foreign currency contracts mature within 18 months. The expected realized gains and losses deferred into accumulated other comprehensive income or loss related to foreign currency forward contracts within the next twelve months were not significant.
Facility Lease Guarantees
In fiscal year 2026, we entered into agreements to guarantee partners’ facility lease obligations in the event of their default in exchange for warrants. The maximum gross exposure under all agreements is $3.5 billion, which is reduced as the partners make payments to the lessors over terms ranging from 5 to 7 years. The partners have placed $712 million in escrow to mitigate our potential exposure. The guarantees, classified as credit derivatives with changes in fair value recognized in Other income and expense, were not material.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Note 11 - Debt

	Expected Remaining Term (years)	Effective Interest Rate	Jan 25, 2026	Jan 26, 2025

			(In millions)
3.20% Notes Due 2026	0.6	3.31%	1,000	1,000
1.55% Notes Due 2028	2.4	1.64%	1,250	1,250
2.85% Notes Due 2030	4.2	2.93%	1,500	1,500
2.00% Notes Due 2031	5.4	2.09%	1,250	1,250
3.50% Notes Due 2040	14.2	3.54%	1,000	1,000
3.50% Notes Due 2050	24.2	3.54%	2,000	2,000
3.70% Notes Due 2060	34.2	3.73%	500	500
Unamortized debt discount and issuance costs			(32)	(37)
Net carrying amount			8,468	8,463
Less short-term portion			(999)	—
Total long-term portion			$7,469	$8,463
As of January 25, 2026 and January 26, 2025, the estimated fair value of debt was $7.5 billion and $7.2 billion, respectively. The estimated fair values are based on Level 2 inputs.
Our notes are unsecured senior obligations. Existing and future liabilities of our subsidiaries will be effectively senior to the notes. Our notes pay interest semi-annually. We may redeem each of our notes prior to maturity, subject to a make-whole premium. The maturity of the notes is calendar year.
As of January 25, 2026, we complied with the required covenants, which are non-financial in nature, under the outstanding notes.
In January 2026, we increased the size of our commercial paper program from $575 million to $25.0 billion. As of January 25, 2026, no commercial paper was outstanding.
Note 12 - Commitments and Contingencies
Commitments
Manufacturing, supply, and capacity commitments reflect datacenter-scale production and longer future ordering horizons across current and future product architectures. We enter into agreements with our supply vendors that allow them to procure inventory based upon our defined criteria, and in certain instances, these agreements are cancellable, able to be rescheduled, or adjustable for our business needs prior to placing firm orders. Changes to these agreements may result in additional costs. As of January 25, 2026, these commitments were $95.2 billion, of which substantially all will be paid through fiscal year 2027.
Multi-year cloud service agreement commitments as of January 25, 2026, were $27 billion, for which $7 billion, $6 billion, $5 billion, $5 billion, $2 billion, and $2 billion will be paid in fiscal years 2027, 2028, 2029, 2030, 2031, and 2032 and thereafter, respectively. Some cloud service capacity may be reduced, terminated or sold to others by the CSPs, in which case our commitments will be reduced. We expect cloud service agreements to be used to support our research and development efforts.
Investment commitments are $11.4 billion as of January 25, 2026, subject to certain contingencies, of which we expect substantially all will be made through fiscal year 2027.
Other commitments were $3.4 billion as of January 25, 2026, of which the majority will be paid through fiscal year 2027.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Accrual for Product Warranty Liabilities
The estimated amount of product warranty liabilities was $2.8 billion and $1.3 billion as of January 25, 2026 and January 26, 2025, respectively. The estimated product returns and product warranty activity consisted of the following:

	Year Ended
	Jan 25, 2026	Jan 26, 2025	Jan 28, 2024
	(In millions)
Balance at beginning of period	$1,290	$306	$82
Additions	2,474	1,203	278
Utilization	(957)	(219)	(54)
Balance at end of period	$2,807	$1,290	$306
In fiscal years 2026, 2025, and 2024 the additions in product warranty liabilities primarily related to our Compute & Networking segment.
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

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
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
Accounting for Loss Contingencies
As of January 25, 2026, there are no accrued contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while reasonably possible, are not probable. Further, any possible loss or range of loss in these matters cannot be reasonably estimated at this time. We are engaged in legal actions not described above arising in the ordinary course of business, as well as regulatory and government inquiries and investigations, and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these matters will not have a material adverse effect on our operating results, liquidity or financial position. These matters are subject to inherent uncertainties and if the ultimate outcome is unfavorable, there exists the possibility of a material adverse impact on our operating results, liquidity or financial position in the period the outcome becomes estimable and probable.
Note 13 - Income Taxes
The FASB issued a new accounting standard which includes new and updated income tax disclosures, including disaggregation of information in the rate reconciliation and income taxes paid, which we adopted on a prospective basis for the year ending January 25, 2026.
The Income tax expense applicable to income before income taxes consists of the following:

	Year Ended
	Jan 25, 2026	Jan 26, 2025	Jan 28, 2024

	(In millions)
Current income taxes:
Federal	$19,039	$14,032	$5,710
State	1,218	892	335
Foreign	2,550	699	502
Total current	22,807	15,623	6,547
Deferred income taxes:
Federal	(1,364)	(4,515)	(2,499)
State	(885)	(242)	(206)
Foreign	825	280	216
Total deferred	(1,424)	(4,477)	(2,489)
Income tax expense	$21,383	$11,146	$4,058

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Income before income tax consists of the following:

	Year Ended
	Jan 25, 2026	Jan 26, 2025	Jan 28, 2024

	(In millions)
U.S.	$123,181	$77,456	$29,495
Foreign	18,269	6,570	4,323
Income before income tax	$141,450	$84,026	$33,818
The income tax expense (benefit) differs from the amount computed by applying the U.S. federal statutory rate of 21.0% to income before income taxes for the fiscal year ended January 25, 2026 as follows:

	Year Ended
	Jan 25, 2026

	(In millions, except percentages)
US Federal Statutory Tax Rate	$29,704	21.0%

State and Local Income Taxes, Net of Federal Income Tax Effect (1)	258	0.2%
Foreign tax effects
Israel
Reduced statutory tax rate on qualifying income	(3,064)	(2.2)%
Other	1,606	1.2%
Other foreign jurisdictions	741	0.5%
Effect of cross-border tax laws
Foreign-derived deduction eligible income	(4,208)	(3.0)%
Other	(142)	(0.1)%
Tax credits	(1,933)	(1.4)%
Nontaxable or nondeductible items
Stock-based compensation	(1,475)	(1.0)%
Other	29	—%
Other (2)	(133)	(0.1)%
Income tax expense	$21,383	15.1%
(1) State taxes in California, Tennessee, Arizona, and Illinois made up the majority of the tax effect in fiscal year 2026.
(2) Includes the tax effects of enactment of new tax laws, change in valuation allowance, and change in unrecognized tax benefits.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
The income tax expense (benefit) differs from the amount computed by applying the U.S. federal statutory rate of 21% to income before income taxes for fiscal years ended January 26, 2025 and January 28, 2024 as follows:

	Year Ended
	Jan 26, 2025		Jan 28, 2024
	(In millions, except percentages)
Tax expense computed at federal statutory rate	$17,645	21.0%	$7,102	21.0%
Expense (benefit) resulting from:
State income taxes, net of federal tax effect	554	0.7%	120	0.4%
Foreign-derived deduction eligible income	(2,976)	(3.5)%	(1,408)	(4.2)%
Stock-based compensation	(2,097)	(2.5)%	(741)	(2.2)%
U.S. federal research and development tax credit	(990)	(1.2)%	(431)	(1.3)%
Foreign tax rate differential	(984)	(1.2)%	(467)	(1.4)%
Other	(6)	—%	(117)	(0.3)%
Income tax expense	$11,146	13.3%	$4,058	12.0%
In July 2025, the OBBBA was enacted into law and contains several changes to key U.S. federal income tax laws. We have recognized the tax effects of currently effective OBBBA provisions in our results for fiscal year 2026.
The amount of cash paid for income taxes (net of refunds) for the fiscal year ended January 25, 2026 is as follows:

Year Ended
Jan 25, 2026

(In millions)
Federal	$16,755
State
California	1,049
Other	1,041
Foreign
Israel	1,287
Other	156
Total income taxes paid, net of refunds	$20,288

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
The tax effect of temporary differences that gives rise to significant portions of the deferred tax assets and liabilities are presented below:

	Jan 25, 2026	Jan 26, 2025

	(In millions)
Deferred tax assets:
Capitalized research and development expenditure	$5,436	$6,256
Net controlled foreign corporation tested income deferred tax assets	5,389	2,820
Accruals and reserves, not currently deductible for tax purposes	3,644	2,058
Research and other tax credit carryforwards	718	759
Operating lease liabilities	554	299
Net operating loss and capital loss carryforwards	443	456
Other deferred tax assets	679	566
Gross deferred tax assets	16,863	13,214
Less valuation allowance	(768)	(1,610)
Total deferred tax assets	16,095	11,604
Deferred tax liabilities:
Equity investments	(2,227)	(264)
Unremitted earnings of foreign subsidiaries	(1,813)	(891)
Operating lease assets	(533)	(286)
Acquired intangibles	(38)	(70)
Gross deferred tax liabilities	(4,611)	(1,511)
Net deferred tax asset (1)	$11,484	$10,093
(1)    Net deferred tax asset includes long-term deferred tax assets of $13.3 billion and $11.0 billion and long-term deferred tax liabilities of $1.8 billion and $886 million for fiscal years 2026 and 2025, respectively. Long-term deferred tax liabilities are included in other long-term liabilities on our Consolidated Balance Sheets.
As of January 25, 2026, we intend to indefinitely reinvest approximately $1.4 billion of cumulative undistributed earnings held by certain subsidiaries. We have not provided the amount of unrecognized deferred tax liabilities for temporary differences related to these investments as the determination of such amount is not practicable.
As of January 25, 2026 and January 26, 2025, we had a valuation allowance of $768 million and $1.6 billion, respectively, related to capital loss carryforwards, and certain other deferred tax assets that management determined are not likely to be realized due, in part, to jurisdictional projections of future taxable income, including capital gains. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax assets as income tax benefits during the period.
As of January 25, 2026, based on recent jurisdictional taxable income and expected future earnings, we concluded certain state deferred tax assets are more likely than not realizable and released $711 million of valuation allowance.
As of January 25, 2026, we had U.S. federal, state and foreign net operating loss carryforwards of $747 million, $427 million and $503 million, respectively. The federal and state carryforwards will begin to expire in fiscal year 2027. The foreign net operating loss carryforwards may be carried forward indefinitely. As of January 25, 2026, we had federal research tax credit carryforwards of $56 million, before the impact of uncertain tax positions, that will begin to expire in fiscal year 2027. We have state research tax credit carryforwards of $1.4 billion, before the impact of uncertain tax positions, of which $1.3 billion is attributable to the State of California and may be carried over indefinitely and $132 million is attributable to various other states and will begin to expire in fiscal year 2028. As of January 25, 2026, we had federal capital loss carryforwards of $902 million that will begin to expire in fiscal year 2028.
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

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
A reconciliation of gross unrecognized tax benefits is as follows:

	Jan 25, 2026	Jan 26, 2025	Jan 28, 2024

	(In millions)
Balance at beginning of period	$2,861	$1,670	$1,238
Increases in tax positions for current year	1,959	1,268	616
Increases in tax positions for prior years	57	48	87
Lapse in statute of limitations	(224)	(27)	(19)
Decreases in tax positions for prior years	(157)	(88)	(148)
Settlements	(76)	(10)	(104)
Balance at end of period	$4,420	$2,861	$1,670
Included in the balance of unrecognized tax benefits as of January 25, 2026 are $3.7 billion of tax benefits that would affect our effective tax rate if recognized.
We classify an unrecognized tax benefit as a current liability, or amount refundable, to the extent that we anticipate payment or receipt of cash for income taxes within one year. The amount is classified as a long-term liability, or long-term amount refundable, if we anticipate payment or receipt of cash for income taxes during a period beyond a year.
We include interest and penalties related to unrecognized tax benefits as a component of income tax expense. We recognized net interest and penalties related to unrecognized tax benefits in the income tax expense line of our consolidated statements of income of $103 million, $92 million, and $42 million during fiscal years 2026, 2025, and 2024, respectively. As of January 25, 2026 and January 26, 2025, we have accrued $374 million and $251 million, respectively, for the payment of interest and penalties related to unrecognized tax benefits, which is not included as a component of our gross unrecognized tax benefits.
We are subject to examination by taxing authorities both in the United States and other countries. As of January 25, 2026, the significant tax jurisdictions that may be subject to examination include the United States for fiscal years after 2022, as well as Canada, China, Germany, Hong Kong, India, Israel, Italy, and Taiwan for fiscal years 2014 through 2025. As of January 25, 2026, the significant tax jurisdictions for which we are currently under examination include the United States, Germany, Hong Kong, India, Israel, and Taiwan for fiscal years 2014 through 2025.
Note 14 - Shareholders’ Equity
Capital Return Program
On August 26, 2025, our Board of Directors approved an additional $60.0 billion in share repurchase authorization, without expiration. In fiscal years 2026 and 2025, we repurchased 282 million and 310 million shares of our common stock for $40.4 billion and $34.0 billion, respectively. As of January 25, 2026, we were authorized, subject to certain specifications, to repurchase up to $58.5 billion of our common stock.
From January 26, 2026 through February 20, 2026, we repurchased 8 million shares for $1.5 billion pursuant to a pre-established trading plan.
In fiscal years 2026, 2025, and 2024, we paid cash dividends to our shareholders of $974 million, $834 million, and $395 million, respectively. The payment of future cash dividends is subject to our Board of Directors' continuing determination that the declaration of dividends is in the best interests of our shareholders.
Note 15 - Employee Retirement Plans
We provide tax-qualified defined contribution plans to eligible employees in the U.S. and certain other countries. Our contribution expense for fiscal years 2026, 2025, and 2024 was $442 million, $314 million, and $255 million, respectively.
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

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
CODM reviews expenses on a consolidated basis, and expenses attributable to each segment are not regularly provided to our CODM.
The Compute & Networking segment includes our Data Center accelerated computing and networking platforms and AI solutions and software, and Automotive platforms and autonomous and electric vehicle solutions including software.
The Graphics segment includes GeForce GPUs for gaming and PCs, and Quadro/NVIDIA RTX GPUs for enterprise workstation graphics.
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

	Compute & Networking	Graphics	Total

	(In millions)
Year Ended Jan 25, 2026
Revenue	$193,479	$22,459	$215,938
Other segment items (1)	63,338	13,303	76,641
Operating income	$130,141	$9,156	$139,297

Year Ended Jan 26, 2025
Revenue	$116,193	$14,304	$130,497
Other segment items (1)	33,318	9,219	42,537
Operating income	$82,875	$5,085	$87,960

Year Ended Jan 28, 2024
Revenue	$47,405	$13,517	$60,922
Other segment items (1)	15,389	7,671	23,060
Operating income	$32,016	$5,846	$37,862
(1)Other segment items primarily include product costs and inventory provisions, compensation and benefits excluding stock-based compensation expense, computing infrastructure expenses, and engineering development costs.
Depreciation and amortization expense attributable to our Compute & Networking segment for fiscal years 2026, 2025, and 2024 was $1.6 billion, $732 million, and $457 million, respectively. Depreciation and amortization expense attributable to our Graphics segment for fiscal years 2026, 2025, and 2024 was $590 million, $372 million, and $307 million, respectively. Acquisition-related intangible amortization expense is not allocated to either Compute & Networking or Graphics for purposes of making operating decisions or assessing financial performance.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
A reconciliation of segment operating income to consolidated income before income tax for fiscal years 2026, 2025, and 2024 were as follows:

	Year Ended
	Jan 25, 2026	Jan 26, 2025	Jan 28, 2024

	(In millions)
Segment operating income	$139,297	$87,960	$37,862
Stock-based compensation expense	(6,386)	(4,737)	(3,549)
Unallocated operating expenses	(1,997)	(1,171)	(728)
Acquisition-related and other costs	(527)	(599)	(613)
Interest income	2,300	1,786	866
Interest expense	(259)	(247)	(257)
Other income, net	9,022	1,034	237
Consolidated income before income tax	$141,450	$84,026	$33,818
Revenue by geographic area is based upon the location of the customers’ headquarters. The end customer and shipping location may be different from our customers' headquarters location.

	Year Ended
	Jan 25, 2026	Jan 26, 2025	Jan 28, 2024

Geographic Revenue based upon Customer Headquarters Location (1):	(In millions)
United States	$149,617	$77,482	$31,533
Taiwan (2)	42,345	23,600	14,912
China (including Hong Kong)	19,677	25,048	12,330
Other	4,299	4,367	2,147
Total revenue	$215,938	$130,497	$60,922
(1)In the third quarter of fiscal year 2026, we changed to revenue based upon the location of our customers’ headquarters as we believe it provides a better representation of the geographic profile of our revenue. Prior period information has been recast to reflect this change.
(2)In fiscal year 2026, we estimate 76% of Data Center revenue from Taiwan-headquartered customers was attributed to end customers based in the United States and Europe.
Revenue from sales to customers headquartered outside of the United States accounted for 31%, 41%, and 48% of total revenue for fiscal years 2026, 2025, and 2024, respectively. The increase in revenue to the United States for fiscal years 2026 and 2025 was primarily due to higher U.S.-based Compute & Networking segment demand.
We refer to customers who purchase products directly from NVIDIA as direct customers, such as AIBs, distributors, ODMs, OEMs, CSPs, AI model makers, and system integrators. Certain direct customers may use either internal resources or third-party system integrators to complete their build. We refer to indirect customers as those who purchase products through our direct customers; indirect customers include CSPs, Neocloud builders, AI model makers, enterprises, and public sector entities. Our revenue is concentrated among a limited number of direct and indirect customers and this trend may continue.
Direct Customers – For fiscal year 2026, sales to one direct customer represented 22% of total revenue and sales to another direct customer represented 14% of total revenue, all of which were primarily attributable to the Compute & Networking segment.
For fiscal year 2025, sales to one direct customer represented 12% of total revenue and sales to two direct customers each represented 11% of total revenue, all of which were primarily attributable to the Compute & Networking segment.
For fiscal year 2024, sales to one direct customer represented 13% of total revenue, and were primarily attributable to the Compute & Networking segment.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
The following table summarizes revenue by specialized markets:

	Year Ended
	Jan 25, 2026	Jan 26, 2025	Jan 28, 2024

Revenue by End Market:	(In millions)
Data Center	$193,737	$115,186	$47,525
Compute	162,361	102,196	38,950
Networking	31,376	12,990	8,575
Gaming	16,042	11,350	10,447
Professional Visualization	3,191	1,878	1,553
Automotive	2,349	1,694	1,091
OEM and Other	619	389	306
Total revenue	$215,938	$130,497	$60,922
The following table presents summarized information for long-lived assets by country. Long-lived assets consist of property and equipment and exclude other assets, operating lease assets, goodwill, and intangible assets.

	Jan 25, 2026	Jan 26, 2025

Long-lived assets:	(In millions)
United States	$5,125	$3,626
Taiwan	3,219	1,481
Israel	1,471	840
Other	568	336
Total long-lived assets	$10,383	$6,283
Note 17 - Leases
Our lease obligations primarily consist of operating leases for our offices and data centers, with lease periods expiring between fiscal years 2027 and 2041.
Future minimum lease obligations under our non-cancelable lease agreements as of January 25, 2026 were as follows:

Operating Lease Obligations
(In millions)
Fiscal Year:
2027	$493
2028	485
2029	457
2030	381
2031	314
2032 and thereafter	1,494
Total	3,624
Less imputed interest	680
Present value of net future minimum lease payments	2,944
Less short-term operating lease liabilities	372
Long-term operating lease liabilities	$2,572
Between fiscal years 2027 and 2030, we expect to commence leases with future obligations of $22.7 billion, primarily data center leases to support our research and development efforts, with lease terms of 1.8 to 20 years.

NVIDIA Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Continued)
Operating lease costs for fiscal years 2026, 2025, and 2024 were $462 million, $356 million, and $269 million, respectively. Short-term and variable lease costs for fiscal years 2026, 2025, and 2024 were not significant.
Other information related to leases was as follows:

	Year Ended
	Jan 25, 2026	Jan 26, 2025	Jan 28, 2024

	(In millions)
Supplemental cash flows information
Operating cash flow used for operating leases	$428	$313	$286
Operating lease assets obtained in exchange for lease obligations	$1,439	$877	$531
As of January 25, 2026, our operating leases have a weighted average remaining lease term of 8.8 years and a weighted average discount rate of 4.38%. As of January 26, 2025, our operating leases had a weighted average remaining lease term of 6.5 years and a weighted average discount rate of 4.16%.

NVIDIA Corporation and Subsidiaries
Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period

	(In millions)
Fiscal year 2026
Allowance for doubtful accounts	$4	$—	(1)	$—	(1)	$4
Sales return allowance	$82	$188	(2)	$(100)	(4)	$170
Deferred tax valuation allowance	$1,610	$31	(3)	$(873)	(3)	$768
Fiscal year 2025
Allowance for doubtful accounts	$4	$—	(1)	$—	(1)	$4
Sales return allowance	$109	$151	(2)	$(178)	(4)	$82
Deferred tax valuation allowance	$1,552	$58	(3)	$—	(3)	$1,610
Fiscal year 2024
Allowance for doubtful accounts	$4	$—	(1)	$—	(1)	$4
Sales return allowance	$26	$213	(2)	$(130)	(4)	$109
Deferred tax valuation allowance	$1,484	$162	(3)	$(94)	(3)	$1,552
(1)Additions represent either expense or acquired balances and deductions represent write-offs.
(2)Additions represent estimated product returns charged as a reduction to revenue or an acquired balance.
(3)Additional valuation allowance on deferred tax assets not likely to be realized. Additions represent additional valuation allowance on certain state and other deferred tax assets. Deductions mainly represent the release of valuation allowance on certain state deferred tax assets. Refer to Note 13 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.
(4)Represents sales returns.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	10-K	3.1	3/18/2022
3.2	Amendment to Restated Certificate of Incorporation of NVIDIA Corporation	8-K	3.1	6/6/2022
3.3	Amendment to Restated Certificate of Incorporation of NVIDIA Corporation	8-K	3.1	6/7/2024
3.4	Bylaws of NVIDIA Corporation, Amended and Restated as of March 12, 2024	8-K	3.1	3/14/2024
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.2	Specimen Stock Certificate	S-1/A	4.2	4/24/1998
4.3	Indenture, dated as of September 16, 2016, by and between the Company and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as Trustee	8-K	4.1	9/16/2016
4.4	Officers’ Certificate, dated as of September 16, 2016	8-K	4.2	9/16/2016
4.5	Form of 2026 Note	8-K	Annex B-1 to Exhibit 4.2	9/16/2016
4.6	Description of Securities	10-K	4.6	2/26/2025
4.7	Officers’ Certificate, dated as of March 31, 2020	8-K	4.2	3/31/2020
4.8	Form of 2030 Note	8-K	Annex A-1 to Exhibit 4.2	3/31/2020
4.9	Form of 2040 Note	8-K	Annex B-1 to Exhibit 4.2	3/31/2020
4.10	Form of 2050 Note	8-K	Annex C-1 to Exhibit 4.2	3/31/2020
4.11	Form of 2060 Note	8-K	Annex D-1 to Exhibit 4.2	3/31/2020
4.12	Officers' Certificate, dated as of June 16, 2021	8-K	4.2	6/16/2021
4.13	Form of 2028 Note	8-K	Annex C-1 to Exhibit 4.2	6/16/2021
4.14	Form of 2031 Note	8-K	Annex D-1 to Exhibit 4.2	6/16/2021
10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	10.1	3/7/2006
10.2+	Amended and Restated 2007 Equity Incentive Plan	10-Q	10.1	8/28/2024
10.3+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Deferred Restricted Stock Unit Grant Notice and Deferred Restricted Stock Unit Agreement (2016)	10-K	10.26	3/12/2015
10.4+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (2016)	10-K	10.27	3/12/2015
10.5+	Amended and Restated 2007 Equity Incentive Plan - Global Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement (2019)	8-K	10.1	3/11/2019
10.6+	Amended and Restated 2007 Equity Incentive Plan – Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2021)	10-Q	10.2	5/26/2021
10.7+	Amended and Restated 2007 Equity Incentive Plan – Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2022)	10-K	10.16	3/18/2022
10.8+	Amended and Restated 2007 Equity Incentive Plan – Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2023)	10-K	10.14	2/24/2023
10.9+	Amended and Restated 2007 Equity Incentive Plan – Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2024) (version 1)	10-Q	10.2	5/29/2024

10.10+	Amended and Restated 2007 Equity Incentive Plan - Global Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement (2024)	10-Q	10.3	5/29/2024
10.11+	Amended and Restated 2007 Equity Incentive Plan – Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2024) (version 2)	10-Q	10.1	11/20/2024
10.12+	Amended and Restated 2007 Equity Incentive Plan - Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement (2025)	10-K	10.13	2/26/2025
10.13+	Amended and Restated 2007 Equity Incentive Plan - Global Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement (2025)	10-K	10.14	2/26/2025
10.14+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Deferred Restricted Stock Unit Grant Notice and Deferred Restricted Stock Unit Agreement (2025)	10-Q	10.1	8/27/2025
10.15+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (2025)	10-Q	10.2	8/27/2025
10.16+	Amended and Restated 2012 Employee Stock Purchase Plan	10-K	10.15	2/26/2025
10.17+	Variable Compensation Plan - Fiscal Year 2025	8-K	10.1	3/14/2024
10.18+	Variable Compensation Plan - Fiscal Year 2026	8-K	10.1	3/7/2025
19.1*	NVIDIA Corporation Insider Trading Policy
21.1*	Subsidiaries of Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
97.1+	Compensation Recovery Policy, as amended and restated November 30, 2023	10-K	97.1	2/21/2024
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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
Copies of above exhibits not contained herein are available to any shareholder upon written request to:
Investor Relations: NVIDIA Corporation, 2788 San Tomas Expressway, Santa Clara, CA 95051
Item 16. Form 10-K Summary
Not Applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2026.

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

Signature	Title	Date
/s/ JEN-HSUN HUANG	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2026
Jen-Hsun Huang
/s/ COLETTE M. KRESS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2026
Colette M. Kress
/s/ DONALD ROBERTSON	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2026
Donald Robertson
/s/ TENCH COXE	Director	February 25, 2026
Tench Coxe
/s/ JOHN O. DABIRI	Director	February 25, 2026
John O. Dabiri
/s/ DAWN HUDSON	Director	February 25, 2026
Dawn Hudson
/s/ HARVEY C. JONES	Director	February 25, 2026
Harvey C. Jones
/s/ MELISSA B. LORA	Director	February 25, 2026
Melissa B. Lora
/s/ STEPHEN C. NEAL	Director	February 25, 2026
Stephen C. Neal
/s/ A. BROOKE SEAWELL	Director	February 25, 2026
A. Brooke Seawell
/s/ AARTI SHAH	Director	February 25, 2026
Aarti Shah
/s/ MARK A. STEVENS	Director	February 25, 2026
Mark A. Stevens