Form 10-Q
period 2026-07-26
NVIDIA CORP
filed 2026-08-26
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 26, 2026
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

(408) 486-2000
(Registrant’s telephone number, including area code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.001 par value, outstanding as of August 21, 2026, was 24.1 billion.

NVIDIA Corporation
Form 10-Q
For the Quarter Ended July 26, 2026
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
Jensen Huang X (x.com/JensenHuang)
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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jul 26, 2026	Jul 27, 2025	Jul 26, 2026	Jul 27, 2025

Revenue	$96,221	$46,743	$177,837	$90,805
Cost of revenue	24,079	12,890	44,538	30,284
Gross profit	72,142	33,853	133,299	60,521
Operating expenses
Research and development	7,054	4,291	13,375	8,280
Sales, general and administrative	1,354	1,122	2,654	2,163
Total operating expenses	8,408	5,413	16,029	10,443
Operating income	63,734	28,440	117,270	50,078
Other income, net	7,773	2,766	24,140	3,039
Income before income tax	71,507	31,206	141,410	53,117
Income tax expense	11,819	4,784	23,400	7,920
Net income	$59,688	$26,422	$118,010	$45,197

Net income per share:
Basic	$2.47	$1.08	$4.87	$1.85
Diluted	$2.46	$1.08	$4.85	$1.84

Weighted average shares used in per share computation:
Basic	24,190	24,366	24,238	24,404
Diluted	24,285	24,532	24,338	24,571

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jul 26, 2026	Jul 27, 2025	Jul 26, 2026	Jul 27, 2025

Net income	$59,688	$26,422	$118,010	$45,197
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Net change in unrealized gain (loss)	(102)	(52)	(180)	87
Cash flow hedges:
Net change in unrealized gain (loss)	(60)	36	(23)	55
Other comprehensive income (loss), net of tax	(162)	(16)	(203)	142
Total comprehensive income	$59,526	$26,406	$117,807	$45,339

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In millions)
(Unaudited)

	Jul 26, 2026	Jan 25, 2026
Assets
Current assets:
Cash and cash equivalents	$22,443	$10,605
Marketable debt securities	34,143	39,065
Marketable equity securities	42,783	12,886
Accounts receivable, net	63,059	38,466
Inventories	31,575	21,403
Prepaid expenses and other current assets	3,409	3,180
Total current assets	197,412	125,605
Property and equipment, net	14,285	10,383
Operating lease assets	5,390	2,867
Goodwill	21,125	20,832
Intangible assets, net	2,998	3,306
Deferred income tax assets	12,159	13,258
Non-marketable securities	51,157	22,251
Other assets	15,746	8,301
Total assets	$320,272	$206,803

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,059	$9,812
Accrued and other current liabilities	26,960	21,352
Short-term debt	1,000	999
Total current liabilities	43,019	32,163
Long-term debt	32,366	7,469
Long-term operating lease liabilities	4,985	2,572
Other long-term liabilities	10,918	7,306
Total liabilities	91,288	49,510
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	24	24
Additional paid-in capital	9,828	10,118
Accumulated other comprehensive income (loss)	(25)	178
Retained earnings	219,157	146,973
Total shareholders’ equity	228,984	157,293
Total liabilities and shareholders’ equity	$320,272	$206,803

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
(In millions, except per share data)
Balances as of Apr 26, 2026	24,221	$24	$10,275	$137	$185,038	$195,474
Net income	—	—	—	—	59,688	59,688
Other comprehensive loss	—	—	—	(162)	—	(162)
Issuance of common stock	32	—	—	—	—	—
Tax withholding related to common stock	(12)	—	(2,402)	—	—	(2,402)
Shares repurchased	(94)	—	(152)	—	(19,522)	(19,674)
Cash dividends declared and paid ($0.25 per common share)	—	—	—	—	(6,047)	(6,047)
Fair value of partially vested equity awards assumed in connection with acquisitions	—	—	80	—	—	80
Stock-based compensation	—	—	2,027	—	—	2,027
Balances as of Jul 26, 2026	24,147	$24	$9,828	$(25)	$219,157	$228,984
Balances as of Apr 27, 2025	24,388	$24	$11,475	$186	$72,158	$83,843
Net income	—	—	—	—	26,422	26,422
Other comprehensive loss	—	—	—	(16)	—	(16)
Issuance of common stock	39	—	—	—	—	—
Tax withholding related to common stock	(13)	—	(1,848)	—	—	(1,848)
Shares repurchased	(67)	—	(59)	—	(9,599)	(9,658)
Cash dividends declared and paid ($0.01 per common share)	—	—	—	—	(244)	(244)
Stock-based compensation	—	—	1,632	—	—	1,632
Balances as of Jul 27, 2025	24,347	$24	$11,200	$170	$88,737	$100,131
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
(In millions, except per share data)
Balances as of Jan 25, 2026	24,304	$24	$10,118	$178	$146,973	$157,293
Net income	—	—	—	—	118,010	118,010
Other comprehensive loss	—	—	—	(203)	—	(203)
Issuance of common stock	69	—	515	—	—	515
Tax withholding related to common stock	(23)	—	(4,531)	—	—	(4,531)
Shares repurchased	(203)	—	(309)	—	(39,536)	(39,845)
Cash dividends declared and paid ($0.26 per common share)	—	—	—	—	(6,290)	(6,290)
Fair value of partially vested equity awards assumed in connection with acquisitions	—	—	80	—	—	80
Stock-based compensation	—	—	3,955	—	—	3,955
Balances as of Jul 26, 2026	24,147	$24	$9,828	$(25)	$219,157	$228,984
Balances as of Jan 26, 2025	24,477	$24	$11,237	$28	$68,038	$79,327
Net income	—	—	—	—	45,197	45,197
Other comprehensive income	—	—	—	142	—	142
Issuance of common stock	89	—	370	—	—	370
Tax withholding related to common stock	(26)	—	(3,380)	—	—	(3,380)
Shares repurchased	(193)	—	(151)	—	(24,010)	(24,161)
Cash dividends declared and paid ($0.02 per common share)	—	—	—	—	(488)	(488)
Fair value of partially vested equity awards assumed in connection with acquisitions	—	—	22	—	—	22
Stock-based compensation	—	—	3,102	—	—	3,102
Balances as of Jul 27, 2025	24,347	$24	$11,200	$170	$88,737	$100,131
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	Jul 26, 2026	Jul 27, 2025
Cash flows from operating activities:
Net income	$118,010	$45,197
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	3,954	3,099
Depreciation and amortization	2,124	1,280
Deferred income taxes	982	(2,160)
Gains from equity securities, net	(23,707)	(2,073)
Other	222	(196)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(24,590)	(4,743)
Inventories	(10,204)	(4,880)
Prepaid expenses and other assets	(6,480)	946
Accounts payable	4,125	2,255
Accrued and other current liabilities	8,015	3,075
Other long-term liabilities	1,970	979
Net cash provided by operating activities	74,421	42,779
Cash flows from investing activities:
Proceeds from sales and maturities of debt securities	26,563	6,739
Proceeds from sales of equity securities	7,241	70
Purchases of equity securities	(42,404)	(1,245)
Purchases of debt securities	(21,777)	(14,108)
Purchases related to property and equipment and intangible assets	(4,434)	(3,122)
Acquisitions, net of cash acquired	(298)	(677)
Other	(15)	—
Net cash used in investing activities	(35,124)	(12,343)
Cash flows from financing activities:
Proceeds related to issuance of debt, net of costs	24,896	—
Proceeds related to employee stock plans	515	370
Payments related to repurchases of common stock	(39,044)	(23,815)
Dividends paid	(6,290)	(488)
Payments related to employee stock plan taxes	(4,531)	(3,380)
Groq, Inc.	(2,944)	—
Principal payments on property and equipment and intangible assets	(92)	(73)
Other	31	—
Net cash used in financing activities	(27,459)	(27,386)
Change in cash and cash equivalents	11,838	3,050
Cash and cash equivalents at beginning of period	10,605	8,589
Cash and cash equivalents at end of period	$22,443	$11,639
See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. The January 25, 2026, consolidated balance sheet was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 25, 2026, as filed with the SEC, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of results of operations and financial position, have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 25, 2026.
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
Fiscal Year
Fiscal year 2027 is a 53-week year, and fiscal year 2026 was a 52-week year, both ending on the last Sunday in January. The second quarters of fiscal years 2027 and 2026 were both 13-week quarters. The fourth quarter of fiscal year 2027 will be a 14-week quarter.
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
Recently Issued Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board, or FASB, issued a new accounting standard requiring disclosures of certain additional expense information on an annual and interim basis, including, among other items, the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included within each income statement expense caption, as applicable. We will adopt this standard in the fiscal year 2028 annual report. We do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements other than additional disclosures.
Note 2 - Stock-Based Compensation
We recognize stock-based compensation expense from grants of restricted stock units, or RSUs, performance stock units, or PSUs, and market-based PSUs, and issuances under our employee stock purchase plan, or ESPP.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Condensed Consolidated Statements of Income include stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	Jul 26, 2026	Jul 27, 2025	Jul 26, 2026	Jul 27, 2025

	(In millions)
Cost of revenue	$71	$58	$139	$123
Research and development	1,551	1,191	3,010	2,254
Sales, general and administrative	405	375	805	722
Total	$2,027	$1,624	$3,954	$3,099
Equity Award Activity
The following is a summary of our equity award transactions under our equity incentive plans:

	RSUs, PSUs and Market-based PSUs Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

	(In millions, except per share data)
Balance as of Jan 25, 2026	189	$81.51
Granted	49	$183.74
Vested	(63)	$54.60
Canceled and forfeited	(7)	$102.16
Balance as of Jul 26, 2026	168	$120.41
As of July 26, 2026, aggregate unearned stock-based compensation expense was $19.4 billion, which is expected to be recognized over a weighted average period of 2.6 years for RSUs, PSUs, and market-based PSUs, and 0.9 years for ESPP.
Note 3 - Net Income Per Share
The following are the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Six Months Ended
	Jul 26, 2026	Jul 27, 2025	Jul 26, 2026	Jul 27, 2025

	(In millions, except per share data)
Numerator:
Net income	$59,688	$26,422	$118,010	$45,197
Denominator:
Basic weighted average shares	24,190	24,366	24,238	24,404
Dilutive impact of outstanding equity awards	95	166	100	167
Diluted weighted average shares	24,285	24,532	24,338	24,571
Net income per share:
Basic (1)	$2.47	$1.08	$4.87	$1.85
Diluted (2)	$2.46	$1.08	$4.85	$1.84
Anti-dilutive equity awards excluded from diluted net income per share	7	3	52	60
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

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 4 - Intangible Assets and Goodwill
The components of our intangible assets are as follows:

	Jul 26, 2026			Jan 25, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In millions)
Acquisition-related intangible assets	$5,737	$(2,974)	$2,763	$5,656	$(2,580)	$3,076
Patents and licensed technology	557	(322)	235	528	(298)	230
Total intangible assets	$6,294	$(3,296)	$2,998	$6,184	$(2,878)	$3,306
Amortization expense associated with intangible assets was $237 million and $84 million for the second quarter, and $470 million and $243 million for the first half, of fiscal years 2027 and 2026, respectively.
The following table outlines the estimated future amortization expense related to the net carrying amount of intangible assets as of July 26, 2026:

Future Amortization Expense
(In millions)
Fiscal Year:
2027 (the second half of fiscal year 2027)	$482
2028	795
2029	642
2030	528
2031	468
2032 and thereafter	83
Total	$2,998
In the first half of fiscal year 2027, goodwill increased by $293 million, which was allocated to our Compute & Networking reporting unit.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
+42.8+Note 5 - Cash Equivalents and Marketable Securities
Cash equivalents and marketable securities including debt and equity securities are measured at fair value using quoted prices in active markets for identical assets (Level 1) or for similar assets or use of other observable inputs (Level 2).
The following is a summary of cash equivalents and marketable securities:

	Jul 26, 2026
	Pricing Category	Cost or Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Reported as
						Cash Equivalents	Marketable Debt Securities	Marketable Equity Securities	Other Assets

	(In millions)
Debt securities issued by the U.S. Treasury	Level 2	$45,367	$8	$(54)	$45,321	$12,318	$33,003	$—	$—
Debt securities issued by U.S. government agencies	Level 2	1,541	—	(2)	1,539	399	1,140	—	—
Money market funds	Level 1	8,633	—	—	8,633	8,633	—	—	—
Publicly-held equity securities (1) (2)	Level 1				36,934	—	—	31,977	4,957
Publicly-held equity securities (1) (3)	Level 2				10,806	—	—	10,806	—
Total		$55,541	$8	$(56)	$103,233	$21,350	$34,143	$42,783	$4,957
(1)    Included $36.9 billion of investments that are subject to short-term lock-up restrictions on the ability to sell.
(2)    The long-term portion of publicly-held equity securities, which are subject to lock-up restrictions through December 2027 of $5.0 billion as of July 26, 2026, was included in Other assets.
(3)    Included investments in unregistered warrants and preferred stock convertible to common stock in public companies.
Publicly-held equity securities are subject to market price volatility. Net unrealized gains on investments in publicly-held equity securities held at period end were $1.5 billion and $12.5 billion for the second quarter and first half of fiscal year 2027, respectively. Net unrealized gains on investments in publicly-held equity securities held at period end were $1.9 billion and $1.7 billion for the second quarter and first half of fiscal year 2026, respectively.

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
(1)    Included $10.5 billion of investments that are subject to short-term lock-up restrictions on the ability to sell.
(2)    The long-term portion of publicly-held equity securities, which are subject to lock-up restrictions through December 2027 of $4.8 billion as of January 25, 2026, was included in Other assets.
As of July 26, 2026, and January 25, 2026, debt securities of $42.0 billion and $13.1 billion, respectively, in a continuous loss position had been so for less than 12 months, and the related unrealized losses were not significant.
As of July 26, 2026, the estimated fair values of debt securities included in cash equivalents and marketable debt securities were $46.9 billion, consisting of $41.0 billion due in less than one year and $5.9 billion due in one to five years.
4Note 6 - Non-marketable Securities
Non-marketable Equity Securities
Our non-marketable equity securities are primarily in privately-held companies carried at cost less impairment, and adjusted for observable price changes. We value investments using observable comparable transactions and other inputs including volatility, expected time to liquidity, the risk-free rate, and security-specific rights and obligations.
Adjustments to the carrying value of privately-held securities:

	Three Months Ended		Six Months Ended
	Jul 26, 2026	Jul 27, 2025	Jul 26, 2026	Jul 27, 2025

	(In millions)
Balance at beginning of period	$42,336	$3,240	$22,251	$3,387
Adjustments related to non-marketable equity securities:
Net additions	13,106	299	31,005	948
Unrealized gains (1)	4,900	267	7,504	330
Reclassification (2)	(12,323)	(5)	(12,712)	(848)
Impairments and unrealized losses (1)	(121)	(2)	(150)	(18)
Balance at end of period	$47,898	$3,799	$47,898	$3,799
(1)    Unrealized gains, losses, and impairments are recognized in Other income, net, in the Condensed Consolidated Statements of Income.
(2)    Included reclassifications primarily related to marketable securities following public market trading.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Non-marketable equity securities had cumulative gross unrealized gains of $9.1 billion and $661 million, and cumulative gross unrealized losses and impairments of $250 million and $93 million as of July 26, 2026, and July 27, 2025, respectively.
Equity Method Investments
We had $3.3 billion of investments in infrastructure financiers accounted for using the equity method as of July 26, 2026. Those equity method investments deemed to be variable interest entities, or VIEs, had a maximum loss exposure, including carrying values and future committed amounts, of $4.7 billion as of July 26, 2026. We have determined we are not the primary beneficiary of our VIE investments and, therefore, do not consolidate the VIEs in our consolidated financial statements. Income from equity method investments is recognized in Other income, net, and was not significant for the second quarter and first half of fiscal year 2027.
Note 7 - Supplemental Financial Statement Information
We refer to customers who purchase products directly from NVIDIA as direct customers, such as add-in board manufacturers, or AIBs, distributors, original design manufacturers, or ODMs, original equipment manufacturers, or OEMs, cloud service providers, or CSPs, AI model makers, and system integrators. Certain direct customers may use either internal resources or third-party system integrators to complete their build. Five direct customers accounted for 22%, 14%, 13%, 11%, and 10% of our accounts receivable balance as of July 26, 2026. Three direct customers accounted for 25%, 18%, and 13% of our accounts receivable balance as of January 25, 2026.
Payment from customers is generally due shortly after delivery of our products. In certain cases, for investment-grade customer purchases, we have and may in the future provide longer payment terms ranging from 90 days up to one year to assist customers with large data center builds depending on size.
Certain balance sheet components were as follows:

	Jul 26, 2026	Jan 25, 2026

Inventories:	(In millions)
Raw materials	$11,341	$3,807
Work in process	13,377	8,822
Finished goods	6,857	8,774
Total inventories (1)	$31,575	$21,403
(1)    We recognized inventory provisions of $784 million and $886 million for the second quarter, and $1.6 billion and $3.2 billion for the first half, of fiscal years 2027 and 2026, respectively, in Cost of revenue.
Property and Equipment:
Property, equipment, and intangible assets acquired but not paid for in the first half of fiscal years 2027 and 2026 were $1.2 billion and $1.1 billion, respectively.

	Jul 26, 2026	Jan 25, 2026

Accrued and Other Current Liabilities:	(In millions)
Customer program accruals	$7,391	$5,318
Taxes payable	5,206	2,669
Deferred revenue (1)	4,616	1,379
Product warranty	2,938	2,807
Excess inventory purchase obligations (2)	2,138	2,739
Accrued payroll and related expenses	1,206	1,146
Accrued purchase consideration (3)	986	3,921
Other	2,479	1,373
Total accrued and other current liabilities	$26,960	$21,352
(1)    Included customer advances and unearned revenue primarily related to hardware and software support, and license and development arrangements. The balance as of July 26, 2026, and January 25, 2026, included $2.8 billion and $160 million of customer advances, respectively.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(2)    We recognized $201 million and $137 million for the second quarter, and $501 million and $3.1 billion for the first half, of fiscal years 2027 and 2026, respectively, in Cost of revenue.
(3)    Related to the Groq, Inc. non-exclusive license agreement.

	Jul 26, 2026	Jan 25, 2026

Other Long-Term Liabilities:	(In millions)
Income tax payable (1)	$5,602	$3,958
Deferred revenue (2)	1,796	1,193
Deferred income tax	1,619	1,774
Other	1,901	381
Total other long-term liabilities	$10,918	$7,306
(1)    Primarily comprised of unrecognized tax benefits and related interest and penalties.
(2)    Included unearned revenue related to hardware and software support.
Deferred Revenue
The following table shows the changes in short- and long-term deferred revenue during the first half of fiscal years 2027 and 2026:

	Six Months Ended
	Jul 26, 2026	Jul 27, 2025

	(In millions)
Balance at beginning of period	$2,572	$1,813
Deferred revenue additions (1)	17,709	8,275
Revenue recognized (2)	(13,869)	(8,053)
Balance at end of period	$6,412	$2,035
(1)    Included $15.6 billion and $7.5 billion of customer advances for the first half of fiscal years 2027 and 2026, respectively.
(2)    Included $13.0 billion and $7.5 billion related to customer advances for the first half of fiscal years 2027 and 2026, respectively.
We recognized revenue of $758 million and $479 million in the first half of fiscal years 2027 and 2026, respectively, that was included in the prior year-end deferred revenue balance.
As of July 26, 2026, revenue related to remaining performance obligations from contracts greater than one year in length was $3.2 billion, which included $3.0 billion from deferred revenue and $244 million that has not yet been billed or recognized as revenue. Approximately 39% of revenue from contracts greater than one year in length will be recognized over the next twelve months.
Other Income, Net
Other income, net, consisted of the following:

	Three Months Ended		Six Months Ended
	Jul 26, 2026	Jul 27, 2025	Jul 26, 2026	Jul 27, 2025

	(In millions)
Interest income	$496	$592	$1,037	$1,108
Interest expense	(227)	(62)	(329)	(124)
Gains from equity securities, net	7,771	2,247	23,707	2,073
Other	(267)	(11)	(275)	(18)
Other income, net	$7,773	$2,766	$24,140	$3,039

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 8 - Derivative Financial Instruments
Foreign Currency Derivatives
We primarily utilize foreign currency forward contracts to mitigate the impact of foreign currency exchange rate movements on our operating expenses. These foreign currency forward contracts for operating expenses are designated as accounting hedges. Gains or losses on the contracts are recognized in Accumulated other comprehensive income or loss and reclassified to Operating expenses when the related operating expenses are recognized in earnings. During the first half of fiscal years 2027 and 2026, the impact of foreign currency forward contracts designated as accounting hedges on other comprehensive income or loss was not significant and all such instruments were determined to be highly effective.
We also entered into foreign currency forward contracts to mitigate the impact of foreign currency movements on monetary assets and liabilities. For our foreign currency contracts for assets and liabilities, the change in fair value of these non-designated contracts offsets the change in fair value of the hedged foreign currency-denominated monetary assets and liabilities, and is recognized in Other income, net. The fair values of our foreign currency contracts were not significant as of July 26, 2026, and January 25, 2026.
As of July 26, 2026, all foreign currency contracts mature within 18 months.
The gains and losses of our foreign currency contracts were not significant for the second quarter and first half of fiscal years 2027 and 2026.
Land, Power, and Shell Guarantees for AI Clouds
We entered into land, power, and shell guarantees for select AI cloud partners’ data center lease obligations in the event of their default. The guarantees are classified as credit derivatives, the fair values of which were not significant, with changes in fair values recognized in Other income, net.
Public Company Warrants
In the second quarter of fiscal year 2027, we received warrants to purchase shares of publicly-traded common stock with terms of three to five years. These warrants are classified as equity derivatives, initially recognized within Other assets, with the corresponding benefit substantially deferred. Subsequent valuation changes are recognized in Other income, net. As of July 26, 2026, the fair values of the equity derivatives, a Level 3 measurement, were $824 million.
Derivative Financial Instrument Notional Values
The table below presents the notional values of our derivatives outstanding:

	Jul 26, 2026	Jan 25, 2026

	(In millions)
Foreign currency contracts designated as accounting hedges	$2,162	$1,765
Not designated as accounting hedges:
Foreign currency contracts	$2,252	$2,332
Land, power, and shell guarantees for AI clouds (1)	$3,529	$3,530
Public company warrants	$4,800	$—
Equity forward contract	$1,000	$—
(1)    The maximum gross exposure under all agreements is reduced as the partners make payments to the lessors over terms ranging from five to seven years. The partners have placed $712 million in escrow to partially mitigate our potential exposure, which is not reflected in the notional value.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 9 - Debt

	Expected Remaining Term (years)	Effective Interest Rate
			Jul 26, 2026	Jan 25, 2026

			(In millions)
3.20% Notes Due 2026	0.1	3.31%	$1,000	$1,000
4.25% Notes Due 2028	1.9	4.39%	3,500	—
1.55% Notes Due 2028	1.9	1.64%	1,250	1,250
4.35% Notes Due 2029	2.9	4.45%	3,500	—
2.85% Notes Due 2030	3.7	2.93%	1,500	1,500
4.50% Notes Due 2031	4.9	4.60%	4,000	—
2.00% Notes Due 2031	4.9	2.09%	1,250	1,250
4.75% Notes Due 2033	6.9	4.82%	3,500	—
4.95% Notes Due 2036	9.9	5.01%	4,000	—
3.50% Notes Due 2040	13.7	3.54%	1,000	1,000
5.55% Notes Due 2046	19.9	5.61%	3,000	—
3.50% Notes Due 2050	23.7	3.54%	2,000	2,000
5.625% Notes Due 2056	29.9	5.66%	3,500	—
3.70% Notes Due 2060	33.7	3.73%	500	500
Unamortized debt discount and issuance costs			(134)	(32)
Net carrying amount			$33,366	$8,468
Less short-term portion			(1,000)	(999)
Total long-term portion			$32,366	$7,469
In June 2026, we issued an aggregate of $25..0 billion of senior unsecured notes across seven tranches for general corporate purposes.
As of July 26, 2026, and January 25, 2026, the estimated fair value of debt was $31.4 billion and $7.5 billion, respectively. The estimated fair values are based on Level 2 inputs.
Our notes are unsecured senior obligations. Existing and future liabilities of our subsidiaries will be effectively senior to the notes. Our notes pay interest semi-annually. We may redeem each of our notes prior to maturity, subject to a make-whole premium. The maturity dates of the notes are stated by calendar year.
As of July 26, 2026, we complied with the required covenants under the outstanding notes.
As of July 26, 2026, our commercial paper program had a capacity of $25.0 billion, with no amounts outstanding.
Note 10 - Commitments and Contingencies
Commitments
We entered into strategic commitments across our supply, infrastructure, and partner ecosystems to capitalize on future growth opportunities and support our business.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Future commitments by fiscal year as of July 26, 2026, were as follows:

	Remainder of 2027	2028	2029	2030	2031	2032 and thereafter	Total

	(In billions)
Supply and capacity	$92	$87	$88	$6	$5	$1	$279
Cloud service agreements	3	8	7	6	4	1	29
Data center leases not commenced	—	1	1	2	1	20	25
Equity investments	18	3	2	2	—	—	25
Capital expenditures	7	1	—	—	—	—	8
Total	$120	$100	$98	$16	$10	$22	$366
Supply and capacity – We have partnered with our extensive network to secure the necessary supply and critical components needed to meet demand for the next several years, increasing supply commitments from $119 billion last quarter to $279 billion as of July 26, 2026. These supply commitments are for our data center infrastructure systems, primarily memory and manufacturing facilities, to produce our products for long-term demand across current and future product architectures. We enter into agreements with our suppliers that allow them to procure inventory based upon our defined criteria, and in certain instances, these agreements may be cancelable, rescheduled, or adjustable for our business needs prior to placing firm orders. Changes to these agreements may result in additional costs.
Cloud service agreements – These commitments provide the cloud infrastructure to support our research and development of our open models, such as NVIDIA Nemotron, Cosmos, and GR00T, and our autonomous vehicle software.
Data center leases not commenced – These leases will be primarily used for engineering, product design, and testing of our compute chips, networking products, and systems. They are expected to begin between the third quarter of fiscal year 2027 and fiscal year 2033 and have terms up to twenty years. Many of the expected lease start dates are subject to and dependent on timing of facility construction completion. Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for additional information on our leases that have commenced and are recognized in our financial statements.
Equity investments – We committed to make certain equity investments in AI model makers, infrastructure financiers, and other private companies, subject to certain contingencies.
Capital expenditures – Our capital expenditures primarily include obligations for data center equipment and infrastructure used for engineering and manufacturing operations.
Additional Commitments and Guarantees
Securing land, power, and shell for data centers is a critical phase in the AI infrastructure buildout. We have entered into arrangements to assist select customers with securing the land, power, shell, and data center capacity needed to support their growth. These strategic commitments and guarantees may impact our financial results and are dependent on the performance of our customers and partners.
Additional Commitments
Future commitments by fiscal year as of July 26, 2026, were as follows:

	Remainder of 2027	2028	2029	2030	2031	2032 and thereafter	Total

	(In billions)
AI cloud agreements	$—	$6	$8	$7	$6	$9	$36
Data center leases not commenced for third party	—	—	1	1	1	17	20
Total	$—	$6	$9	$8	$7	$26	$56
AI cloud agreements – We have partnered with leading AI clouds to enable broader access to our AI infrastructure to serve AI startups, model builders, enterprises, research organizations and sovereign customers. Under these agreements, AI clouds procure our data center infrastructure products and we commit to cloud service agreements, which the AI clouds can unilaterally stop providing to us and sell to third-party customers at more advantageous rates. Our commitments

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
decrease as capacity is used by third-party customers or by us for our research and development efforts. If certain criteria are met, we will participate in revenue share generated by the AI clouds from third-party customers.
Data center leases not commenced for third party – We have entered into data center leases with terms of approximately fifteen years that are expected to commence between fiscal year 2028 and fiscal year 2029. The expected lease start dates are subject to and dependent on timing of construction completion. We expect to reassign these data center leases to third parties. Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for additional information on our leases.
Guarantees
Land, power, and shell guarantees for AI clouds – We entered into land, power, and shell guarantees for select AI cloud partners’ data center lease obligations in the event of their default. The maximum gross exposure under all agreements is $3.5 billion. Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information on our derivatives.
SB Energy Corp. guarantees – In August 2026, we entered into guarantees, capped at a total of $105 billion, to provide credit support on a land, power, and shell buildout with affiliates of SB Energy Corp. (SB Energy) on behalf of a customer, an affiliate of OpenAI Group PBC (OpenAI), related to leases for approximately 4.25 gigawatts of IT load in the aggregate at SB Energy’s PORTS Technology Campus in Pike County, Ohio. Each guarantee generally becomes effective upon commencement of the applicable lease, with corresponding guarantee amounts increasing, as each of the nine phases of data center construction is completed, the first of which is expected in fiscal year 2029. Our payment obligations under the guarantees are triggered upon certain tenant defaults and the amount is expected to decrease over the course of each phase’s 20-year lease term. Our guarantees are limited to defined portions of lease and power payments and not the full cost of the site or all of the tenant’s obligations. The guarantees terminate upon certain events, including OpenAI achieving a satisfactory credit rating or after each respective lease term has completed. In exchange for the guarantees, the site will exclusively host NVIDIA AI infrastructure, subject to limited exceptions. We also hold an option, exercisable in our sole discretion, to provide additional credit support in phases for approximately 3.8 additional gigawatts as the site scales.
The following table summarizes the maximum gross exposure related to our guarantees, including the SB Energy Corp. guarantees signed in August 2026 (in billions):

Land, power, and shell guarantees for AI clouds	$3.5
SB Energy Corp. guarantees	105.0
Total	$108.5
Accrual for Product Warranty Liabilities
The estimated product returns and product warranty activity consisted of the following:

	Three Months Ended		Six Months Ended
	Jul 26, 2026	Jul 27, 2025	Jul 26, 2026	Jul 27, 2025
	(In millions)
Balance at beginning of period	$2,948	$2,080	$2,807	$1,290
Additions	391	220	720	1,090
Utilization	(401)	(156)	(589)	(236)
Balance at end of period	$2,938	$2,144	$2,938	$2,144
For the second quarter and first half of fiscal years 2027 and 2026, the additions in product warranty liabilities primarily related to our Compute & Networking segment.
We have provided indemnities for matters such as tax, product, and employee liabilities. We have included intellectual property indemnification provisions in our technology-related agreements with third parties. Maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. We have not recognized any liability in our Condensed Consolidated Financial Statements for such indemnifications.

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
The putative derivative actions initially filed September 24, 2019 and pending in the United States District Court for the District of Delaware, Lipchitz v. Huang, et al. (Case No. 1:19-cv-01795-MN) and Nelson v. Huang, et al. (Case No. 1:19-cv-01798-MN), were stayed pending resolution of the plaintiffs’ appeal in the In Re NVIDIA Corporation Securities Litigation action. On March 7, 2025, after the Supreme Court issued its judgment dismissing the Company’s petition for writ of certiorari as improvidently granted in the In Re NVIDIA Securities Litigation action, the district court adopted the parties’ stipulation to extend the stay until the final and complete resolution of the In Re NVIDIA Corporation Securities Litigation action. The lawsuits assert claims, purportedly on behalf of us, against certain officers and directors of the Company for breach of fiduciary duty, unjust enrichment, insider trading, misappropriation of information, corporate waste and violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act based on the dissemination of allegedly false and misleading statements related to channel inventory and the impact of cryptocurrency mining on GPU demand. The plaintiffs seek unspecified damages and other relief, including disgorgement of profits from the sale of NVIDIA stock and unspecified corporate governance measures.
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

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Accounting for Loss Contingencies
As of July 26, 2026, there are no accrued contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while reasonably possible, are not probable. Further, any possible loss or range of loss in these matters cannot be reasonably estimated at this time. We are engaged in legal actions not described above arising in the ordinary course of business, as well as regulatory and government inquiries and investigations, and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these matters will not have a material adverse effect on our operating results, liquidity or financial position. These matters are subject to inherent uncertainties and if the ultimate outcome is unfavorable, there exists the possibility of a material adverse impact on our operating results, liquidity or financial position in the period the outcome becomes estimable and probable.
Note 11 - Income Taxes
Income tax expense was $11.8 billion and $4.8 billion for the second quarter, and $23.4 billion and $7.9 billion for the first half, of fiscal years 2027 and 2026, respectively. Income tax as a percentage of income before income tax was 16.5% and 15.3% for the second quarter, and 16.5% and 14.9% for the first half, of fiscal years 2027 and 2026, respectively.
The effective tax rate increased primarily due to a lower percentage of tax benefits from stock-based compensation, foreign-derived deduction eligible income, and the U.S. federal research tax credit relative to the increase in income before income tax.
Our effective tax rates for the first half of fiscal years 2027 and 2026 were lower than the U.S. federal statutory rate of 21% primarily due to tax benefits from foreign-derived deduction eligible income, income earned in jurisdictions that were subject to taxes at rates lower than the U.S. federal statutory tax rate, stock-based compensation, and the U.S. federal research tax credit.
While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon review, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state, and foreign tax-related matters to be recognized in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities.
We are currently under examination by the Internal Revenue Service for our fiscal years 2023 and 2024.
Note 12 - Shareholders’ Equity
Capital Return Program
We repurchased 94 million and 67 million shares of our common stock for $19.7 billion and $9.7 billion during the second quarter of fiscal years 2027 and 2026, respectively, and 203 million and 193 million shares of our common stock for $39.8 billion and $24.2 billion during the first half of fiscal years 2027 and 2026, respectively.
On May 18, 2026, our Board of Directors approved an additional $80.0 billion in share repurchase authorization, without expiration. As of July 26, 2026, we were authorized, subject to certain specifications, to repurchase up to $99.3 billion of our common stock.
We paid cash dividends to our shareholders of $6.0 billion and $244 million during the second quarter, and $6.3 billion and $488 million during the first half, of fiscal years 2027 and 2026, respectively. On May 18, 2026, we increased our quarterly cash dividend from $0.01 per share to $0.25 per share.
The payment of future cash dividends is subject to our Board of Directors’ continuing determination that the declaration of dividends is in the best interests of our shareholders.
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

	Compute & Networking	Graphics	Total

	(In millions)
Three Months Ended Jul 26, 2026
Revenue	$88,299	$7,922	$96,221
Other segment items (1)	25,603	4,023	29,626
Operating income	$62,696	$3,899	$66,595

Three Months Ended Jul 27, 2025
Revenue	$41,331	$5,412	$46,743
Other segment items (1)	12,968	3,170	16,138
Operating income	$28,363	$2,242	$30,605

Six Months Ended Jul 26, 2026
Revenue	$162,850	$14,987	$177,837
Other segment items (1)	46,819	8,147	54,966
Operating income	$116,031	$6,840	$122,871

Six Months Ended Jul 27, 2025
Revenue	$80,920	$9,885	$90,805
Other segment items (1)	30,503	6,003	36,506
Operating income	$50,417	$3,882	$54,299
(1)    Other segment items primarily include product costs and inventory provisions, compensation and benefits excluding stock-based compensation expense, computing infrastructure expenses, and engineering development costs.
Depreciation and amortization expense attributable to our Compute & Networking segment was $642 million and $383 million for the second quarter, and $1.2 billion and $684 million for the first half, of fiscal years 2027 and 2026, respectively. Depreciation and amortization expense attributable to our Graphics segment was $204 million and $148 million for the second quarter, and $399 million and $252 million for the first half, of fiscal years 2027 and 2026, respectively. Acquisition-related intangible amortization expense is not allocated to either Compute & Networking or Graphics for purposes of making operating decisions or assessing financial performance.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Reconciliation of segment operating income to consolidated income before income tax for the second quarter and first half of fiscal years 2027 and 2026 was as follows:

	Three Months Ended		Six Months Ended
	Jul 26, 2026	Jul 27, 2025	Jul 26, 2026	Jul 27, 2025

	(In millions)
Segment operating income	$66,595	$30,605	$122,871	$54,299
Stock-based compensation expense	(2,027)	(1,624)	(3,954)	(3,099)
Unallocated operating expenses	(612)	(440)	(1,178)	(859)
Acquisition-related and other costs	(222)	(101)	(469)	(263)
Other income, net	7,773	2,766	24,140	3,039
Consolidated income before income tax	$71,507	$31,206	$141,410	$53,117
Revenue by geographic region is designated based on the location of the headquarters of direct customers. The end customer and shipping location may be different from our direct customers’ headquarters location.

	Three Months Ended		Six Months Ended
	Jul 26, 2026	Jul 27, 2025	Jul 26, 2026	Jul 27, 2025

	(In millions)
Geographic Revenue based upon Customer Headquarters Location:
United States	$60,074	$32,897	$123,843	$58,582
Taiwan	26,985	8,902	38,991	16,550
China (including Hong Kong)	7,880	3,985	12,430	13,644
Other	1,282	959	2,573	2,029
Total revenue	$96,221	$46,743	$177,837	$90,805
Revenue from sales to customers headquartered outside of the United States accounted for 38% and 30% of total revenue for the second quarter and first half of fiscal year 2027, respectively, and 30% and 35% of total revenue for the second quarter and first half of fiscal year 2026, respectively.
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
For the second quarter of fiscal year 2027, one direct customer represented 16% of total revenue, which was primarily attributable to the Compute & Networking segment. For the first half of fiscal year 2027, three direct customers represented 16%, 15%, and 13% of total revenue, all of which was primarily attributable to the Compute & Networking segment.
For the second quarter of fiscal year 2026, two direct customers represented 23% and 16% of total revenue, all of which was primarily attributable to the Compute & Networking segment. For the first half of fiscal year 2026, two direct customers represented 20% and 15% of total revenue, all of which was primarily attributable to the Compute & Networking segment.
In the first quarter of fiscal year 2027, we changed our presentation of revenue by market platform, and the comparable periods were recast. During the second quarter of fiscal year 2027, we reclassified a company from AI Clouds, Industrial, & Enterprise (ACIE) to Hyperscale due to a change in their business model and recast the prior period revenue associated with this company.

NVIDIA Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jul 26, 2026	Jul 27, 2025	Jul 26, 2026	Jul 27, 2025

	(In millions)
Revenue by Market Platform
Data Center	$89,023	$41,096	$164,269	$80,208
Hyperscale	48,710	24,168	91,761	46,428
AI Clouds, Industrial, & Enterprise	40,313	16,928	72,508	33,780
Edge Computing	7,198	5,647	13,568	10,597
Total revenue	$96,221	$46,743	$177,837	$90,805
Note 14 - Leases
Our lease obligations primarily consist of operating leases for our data centers and offices, with lease periods expiring between fiscal years 2027 and 2075.
Future minimum lease obligations under our non-cancelable lease agreements as of July 26, 2026, were as follows:

Operating Lease Obligations
(In millions)
Fiscal Year:
2027 (the second half of fiscal year 2027)	$354
2028	718
2029	715
2030	648
2031	586
2032 and thereafter	4,186
Total	7,207
Less imputed interest	1,713
Present value of net future minimum lease payments	5,494
Less short-term operating lease liabilities	509
Long-term operating lease liabilities	$4,985
As of July 26, 2026, our operating leases have a weighted average remaining lease term of 10.9 years and a weighted average discount rate of 4.69%. As of January 25, 2026, our operating leases had a weighted average remaining lease term of 8.8 years and a weighted average discount rate of 4.38%.
Operating lease costs were $208 million and $109 million for the second quarter, and $379 million and $210 million for the first half, of fiscal years 2027 and 2026, respectively. Short-term, variable, and finance lease costs for the second quarter and first half of fiscal years 2027 and 2026 were not significant.
Other information related to leases was as follows:

	Six Months Ended
	Jul 26, 2026	Jul 27, 2025

	(In millions)
Supplemental cash flows information
Operating cash flow used for operating leases	$353	$200
Operating lease assets obtained in exchange for lease obligations	$2,792	$458

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

© 2026 NVIDIA Corporation. All rights reserved.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the risk factors set forth in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 25, 2026 and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and our Condensed Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC, before deciding to purchase, hold, or sell our securities.
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
Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Recent Developments, Future Objectives and Challenges
Revenue growth in the second quarter and the first half of fiscal year 2027 was driven by data center products for accelerated computing and AI solutions. Blackwell continued to account for the majority of our system shipments.
Our next-generation Data Center architecture, Vera Rubin, began production shipments in the third quarter of fiscal year 2027. We will be shipping both Blackwell and Rubin systems in the future and are currently experiencing certain supply constraints. Demand estimates for our products can be inaccurate and create volatility in our revenue or supply levels. To secure inventory and capacity to meet demand for the next several years, we have entered into significant commitments and may continue to enter into manufacturing and supply agreements for both current and future products, and we continue to expand our supplier base. The scale and size of our production needs and the complexity of producing our data center systems has caused and could in the future cause delays in production, challenges in managing supply and demand, revenue volatility, quality issues, increased inventory provisions, decreases in product yields, higher material costs, and increased warranty costs. We have significantly increased our supply and capacity commitments from $119 billion last quarter to $279 billion as of July 26, 2026 to meet future demand. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q. Customers may postpone purchasing new architectures due to the lack of availability of data center infrastructure to deploy our products, constraints on capital to have sufficient funding to purchase our products, or may adopt new technologies more gradually than anticipated, affecting our revenue timing and supply chain expenses.
The availability of land, power, shell, and capital is crucial to support the buildout of a full data center inclusive of NVIDIA AI infrastructure by our customers and partners, and any shortage of these or other necessary resources could impact our future revenue and financial performance. Expanding land, power, shell, and energy needs to meet demand is a complex, multi-year process that involves significant regulatory, technical, and construction challenges. In addition, access to capital can be particularly constrained for less-capitalized companies, which may face difficulties securing financing for large-scale infrastructure projects. We believe AI clouds and AI model makers have significant demand for training and inference compute and currently lack the ability to secure long-term infrastructure contracts and investment-grade financing capacity to secure the AI infrastructure necessary to grow. These limitations could delay customer and partner deployments or reduce the scale of accelerated computing and AI adoption and may impact the growth of our revenue. We have undertaken initiatives to address these challenges including securing and providing guarantees of land, power, shell, and capacity of select data center infrastructure that customers require to deploy our products. We expect to focus our data center infrastructure initiatives on exceptional sites and apply the same discipline to these initiatives as we do to our supply-chain management by securing critical inputs when we have visibility into customer demand and when doing so enables long-term productive capacity. We expect our large cloud service provider customers and investment grade enterprises to continue to secure land, power, and shell commitments independently. Our land, power, and shell commitments and guarantees may impact our financial results and are dependent on the performance of our customers and partners.
In August 2026, we entered into guarantees with SB Energy Corp. to provide credit support on the land, power, and shell buildout at SB Energy’s PORTS Technology Campus in Pike County, Ohio, covering leases for approximately 4.25 gigawatts of IT load. The campus will exclusively host our compute under 20-year leases to OpenAI, subject to limited exceptions, with our obligation capped at $105 billion in the aggregate, subject to certain conditions including SB Energy, the lessor, satisfying applicable ready-for-service conditions. Each guarantee generally becomes effective upon commencement of the applicable lease, with corresponding guarantee amounts increasing as each of nine data centers is placed in service, which is expected to begin in fiscal year 2029. Our exposure declines as OpenAI fulfills its lease payments. Our guarantees are limited to defined portions of lease and power payments and not the full cost of the site or all of the tenant’s obligations. The guarantees terminate upon certain events, including OpenAI achieving a satisfactory credit rating or after each respective lease term has completed. We also hold an option, exercisable in our sole discretion, to provide additional credit support in phases for approximately 3.8 additional gigawatts as the site scales. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
We have made, and may continue to make, investments and commitments in our ecosystem to enhance our growth opportunities, cultivate our ecosystem, and strengthen our competitive position. These include equity investments of $99 billion and equity investment commitments of $25 billion as of July 26, 2026.
In the second quarter of fiscal year 2027, we introduced a new business model with certain select AI cloud partners, to enable broader access to our data center infrastructure products to serve AI startups, model builders, enterprises, research organizations, and sovereign customers. We believe these AI cloud partners have strong customer demand and robust sales pipelines but are constrained by the large-scale infrastructure that is required to meet that demand. Through this model, we expect our AI cloud partners will be able to deploy incremental NVIDIA AI infrastructure, enabling them to serve a broader set of customers and address expanding demand for AI compute. Under these agreements, AI clouds procure our data center infrastructure products and we commit to cloud service agreements, which the AI clouds can unilaterally stop providing to us and sell to third-party customers at more advantageous rates. Our commitments, which are typically six years in duration, totaled $36 billion as of July 26, 2026, and decrease as capacity is used by third-party customers or by us for our research and development efforts. If certain criteria are met, we will participate in revenue share generated by the AI clouds from third-party customers, which may contribute to revenue in the future. If market conditions change, it may negatively impact our financial results. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
In August 2026, we entered into memorandums of understanding with several large capital providers to establish independent financing platforms designed to mobilize more than $500 billion of third-party capital over time to support the deployment of AI infrastructure. These and other preliminary arrangements may not lead to definitive agreements. These arrangements are designed for our ecosystem partners and customers to build and gain access to AI infrastructure with the corresponding funding structures independently underwritten and provided by the capital providers. At our option, we may provide limited residual-value support for a portion of specific projects, subject to disciplined risk management and project-by-project evaluation.
Open-source foundation models are rapidly growing in popularity with developers worldwide. We believe the demand for open-source foundation models and applications promotes use of our products worldwide. If these models and applications are primarily deployed on competitors’ platforms, they could reduce demand for our offerings. Any regulatory control or other restriction that limits our ability to provide products and services that support third-party applications and models could have a material impact on our business, operating results, and financial condition.
The U.S. government, or USG, granted licenses that would allow us to ship small amounts of H200 products to specific China-based customers, but such sales were restricted by the PRC government, and we have been unable to sell all the products for which we have licenses. During the first half of fiscal year 2027, we incurred a $0.4 billion charge associated with H200 for excess inventory and purchase obligations, as the demand for H200 products diminished. After incurring that charge, we have made a fraction of the allowed shipments under the USG’s H200 licensing program. Those shipments account for less than 1% of Data Center revenue in our most recent quarter. The licenses require that the H200s go through an inspection process in the United States prior to any shipment to the customer. As a result, any H200s shipped under the new licensing program are subject to a 25% tariff upon importation into the United States. We have been unable to pass along any of the tariff to our customers, and do not anticipate doing so in the event we are able to sell licensed products into the China market.
Our global supply chain for networking products, including our Israel operations, with approximately 6,200 employees, supporting research and development, operations, and sales and marketing, has not been significantly impacted by the conflict in the Middle East. If the conflict escalates or extends, it could affect future product development, supply chain, and revenue, and create business uncertainty.
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
Refer to Part II, Item 1A, “Risk Factors” for a discussion of these factors and other risks.
Second Quarter of Fiscal Year 2027 Summary

	Three Months Ended			Quarter-over-Quarter Change	Year-over-Year Change
	Jul 26, 2026	Apr 26, 2026	Jul 27, 2025

	($ in millions, except per share data)
Revenue	$96,221	$81,615	$46,743	18%	106%
Gross margin	75.0%	74.9%	72.4%	0.1 pts	2.6 pts
Operating expenses	$8,408	$7,621	$5,413	10%	55%
Operating income	$63,734	$53,536	$28,440	19%	124%
Net income	$59,688	$58,321	$26,422	2%	126%
Net income per diluted share	$2.46	$2.39	$1.08	3%	128%
We specialize in markets where our computing platforms can provide tremendous acceleration for applications. These platforms incorporate processors, interconnects, software, algorithms, systems, and services to deliver unique value. Our platforms address large markets where our expertise is critical: Data Center and Edge Computing.

	Three Months Ended			Quarter-over-Quarter Change	Year-over-Year Change
	Jul 26, 2026	Apr 26, 2026	Jul 27, 2025

	($ in millions)
Revenue by Market Platform (1) (2)
Data Center	$89,023	$75,246	$41,096	18%	117%
Hyperscale	48,710	43,050	24,168	13%	102%
AI Clouds, Industrial, & Enterprise	40,313	32,196	16,928	25%	138%
Edge Computing	7,198	6,369	5,647	13%	27%
Total revenue	$96,221	$81,615	$46,743	18%	106%
(1)    In the first quarter of fiscal year 2027, we changed our presentation of revenue by market platform and the comparable periods have been recast.
(2)    During the second quarter of fiscal year 2027, we reclassified a company from ACIE to Hyperscale due to a change in their business model and recast the prior period revenue associated with this company.

Revenue was $96.2 billion, up 106% from a year ago and up 18% sequentially.
Data Center revenue was $89.0 billion, up 117% from a year ago and up 18% sequentially, driven by the ramp of our Blackwell Ultra infrastructure. Hyperscale revenue more than doubled from a year ago and increased 13% sequentially on the strength of Blackwell Ultra. ACIE revenue increased 138% from a year ago and 25% sequentially driven by end-demand from AI natives, enterprises, and sovereign customers, as well as hyperscalers utilizing AI clouds. Shipments of Data Center Hopper products to China during the second quarter of fiscal year 2027 were less than 1% of Data Center revenue.
Edge Computing revenue was $7.2 billion, up 27% from a year ago and up 13% sequentially. The increases were driven by strong sales of Blackwell workstations, partially offset by slower consumer PC sales that were tempered by elevated memory and systems prices.
Gross margin increased from a year ago on improved mix from Blackwell Ultra. Gross margin was approximately flat sequentially as our Blackwell architecture remains the vast majority of our revenue.
Operating expenses were up 55% from a year ago and up 10% sequentially. These increases were driven by higher compute infrastructure and compensation and benefits costs.
Financial Information by Business Segment and Geographic Data
Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for disclosures regarding segment information.
Critical Accounting Policies and Estimates
Refer to Part II, Item 7, “Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the fiscal year ended January 25, 2026. There have been no material changes to our Critical Accounting Policies and Estimates.
Results of Operations
The following table sets forth, for the periods indicated, certain items in our Condensed Consolidated Statements of Income expressed as a percentage of revenue.

	Three Months Ended		Six Months Ended
	Jul 26, 2026	Jul 27, 2025	Jul 26, 2026	Jul 27, 2025
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	25.0	27.6	25.0	33.4
Gross profit	75.0	72.4	75.0	66.6
Operating expenses
Research and development	7.4	9.2	7.5	9.1
Sales, general and administrative	1.4	2.4	1.5	2.4
Total operating expenses	8.8	11.6	9.0	11.5
Operating income	66.2	60.8	66.0	55.1
Other income, net	8.1	6.0	13.6	3.4
Income before income tax	74.3	66.8	79.6	58.5
Income tax expense	12.3	10.2	13.2	8.7
Net income	62.0%	56.6%	66.4%	49.8%
Revenue and Reportable Segments
Revenue by Reportable Segments

	Three Months Ended				Six Months Ended
	Jul 26, 2026	Jul 27, 2025	$ Change	% Change	Jul 26, 2026	Jul 27, 2025	$ Change	% Change

	($ in millions)
Compute & Networking	$88,299	$41,331	$46,968	114%	$162,850	$80,920	$81,930	101%
Graphics	7,922	5,412	2,510	46%	14,987	9,885	5,102	52%
Total	$96,221	$46,743	$49,478	106%	$177,837	$90,805	$87,032	96%

Operating Income by Reportable Segments

	Three Months Ended				Six Months Ended
	Jul 26, 2026	Jul 27, 2025	$ Change	% Change	Jul 26, 2026	Jul 27, 2025	$ Change	% Change

	($ in millions)
Compute & Networking	$62,696	$28,363	$34,333	121%	$116,031	$50,417	$65,614	130%
Graphics	3,899	2,242	1,657	74%	6,840	3,882	2,958	76%
Total	$66,595	$30,605	$35,990	118%	$122,871	$54,299	$68,572	126%
Compute & Networking revenue – The year-over-year increase in the second quarter and first half of fiscal year 2027 was driven by the ramp of our Blackwell Ultra infrastructure.
Graphics revenue – The year-over-year increase in the second quarter and first half of fiscal year 2027 was driven by sales of our Blackwell architecture.
Reportable segment operating income – The year-over-year increase in Compute & Networking segment operating income in the second quarter of fiscal year 2027 was driven by the growth in revenue. The year-over-year increase in Compute & Networking segment operating income in the first half of fiscal year 2027 was driven by the growth in revenue and the non-recurrence of a $4.5 billion charge associated with H20 excess inventory and purchase obligations in the first quarter of fiscal year 2026. The year-over-year increase in Graphics segment operating income in the second quarter and first half of fiscal year 2027 was driven by the growth in revenue.
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
Direct Customers – For the second quarter of fiscal year 2027, one direct customer represented 16% of total revenue, which was primarily attributable to the Compute & Networking segment. For the first half of fiscal year 2027, three direct customers represented 16%, 15%, and 13% of total revenue, all of which was primarily attributable to the Compute & Networking segment.
For the second quarter of fiscal year 2026, two direct customers represented 23% and 16% of total revenue, all of which was primarily attributable to the Compute & Networking segment. For the first half of fiscal year 2026, two direct customers represented 20% and 15% of total revenue, all of which was primarily attributable to the Compute & Networking segment.
Indirect Customers – Indirect customer revenue is an estimation based upon multiple factors including customer purchase order information, product specifications, internal sales data, and other sources. Indirect customers primarily purchase our products through system integrators and distributors.
We generate a significant amount of our revenue from a limited number of indirect customers, some individually representing 10% or more of our revenue. Certain companies purchase cloud and related services through various direct and indirect customers. We estimate that one AI research and deployment company contributed a meaningful amount of our revenue by purchasing cloud services from our customers in the second quarter and first half of fiscal year 2027.
Revenue by geographic region is designated based on the location of the headquarters of direct customers. The end customer and shipping location may be different from our direct customers’ headquarters location. Revenue from sales to customers headquartered outside of the United States accounted for 38% and 30% of total revenue for the second quarter and first half of fiscal year 2027, respectively, and 30% and 35% of total revenue for the second quarter and first half of fiscal year 2026, respectively.
Gross Profit and Gross Margin
Gross profit consists of total net revenue less cost of revenue. Cost of revenue consists primarily of the cost of semiconductors (including wafer fabrication, assembly, testing, and packaging), board and device costs, manufacturing support costs (including labor and overhead associated with such purchases), final test yield fallout, inventory and warranty provisions, memory and component costs, tariffs, and shipping costs. Cost of revenue also includes acquisition-related intangible amortization expense, IP-related costs, and stock-based compensation related to personnel associated with manufacturing operations.

Gross margin increased to 75.0% for the second quarter of fiscal year 2027 compared to 72.4% for the second quarter of fiscal year 2026, and 75.0% for the first half of fiscal year 2027 compared to 66.6% for the first half of fiscal year 2026 due to improved mix from Blackwell Ultra. Gross margin for the first half of fiscal year 2026 was also impacted by a $4.5 billion charge associated with H20 excess inventory and purchase obligations.
Provisions for inventory and excess inventory purchase obligations totaled $985 million and $2.1 billion for the second quarter and first half of fiscal year 2027, respectively. Sales of previously reserved inventory and settlements of excess inventory purchase obligations resulted in a provision release of $177 million and $280 million for the second quarter and first half of fiscal year 2027, respectively. The net effect on our gross margin was an unfavorable impact of 0.8% and 1.0% in the second quarter and first half of fiscal year 2027, respectively.
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
Operating Expenses

	Three Months Ended				Six Months Ended
	Jul 26, 2026	Jul 27, 2025	$ Change	% Change	Jul 26, 2026	Jul 27, 2025	$ Change	% Change

	($ in millions)
Research and development	$7,054	$4,291	$2,763	64%	$13,375	$8,280	$5,095	62%
Sales, general and administrative	1,354	1,122	232	21%	2,654	2,163	491	23%
Total operating expenses	$8,408	$5,413	$2,995	55%	$16,029	$10,443	$5,586	53%
The increases in research and development expenses for the second quarter and first half of fiscal year 2027 were primarily driven by a 127% and 120% increase in compute infrastructure, respectively, and a 30% increase in each fiscal year 2027 period in compensation and benefits, including stock-based compensation, reflecting employee growth and compensation increases.
The increases in sales, general and administrative expenses for the second quarter and first half of fiscal year 2027 were primarily driven by compensation and benefits, including stock-based compensation, reflecting employee growth and compensation increases.
Other Income, Net

	Three Months Ended			Six Months Ended
	Jul 26, 2026	Jul 27, 2025	$ Change	Jul 26, 2026	Jul 27, 2025	$ Change

	($ in millions)
Interest income	$496	$592	$(96)	$1,037	$1,108	$(71)
Interest expense	(227)	(62)	(165)	(329)	(124)	(205)
Gains from equity securities, net	7,771	2,247	5,524	23,707	2,073	21,634
Other	(267)	(11)	(256)	(275)	(18)	(257)
Other income, net	$7,773	$2,766	$5,007	$24,140	$3,039	$21,101
Other income, net, primarily consists of realized or unrealized gains and losses from investments in non-marketable securities and publicly-held equity securities. Gains from equity securities, net, were primarily driven by unrealized gains in equity securities.
Refer to Notes 5 and 6 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Income Taxes
Income tax expense was $11.8 billion and $4.8 billion for the second quarter, and $23.4 billion and $7.9 billion for the first half, of fiscal years 2027 and 2026, respectively. Income tax as a percentage of income before income tax was 16.5% and 15.3% for the second quarter, and 16.5% and 14.9% for the first half, of fiscal years 2027 and 2026, respectively.
The effective tax rate increased primarily due to a lower percentage of tax benefits from stock-based compensation, foreign-derived deduction eligible income, and the U.S. federal research tax credit relative to the increase in income before income tax.
Our effective tax rates for the first half of fiscal years 2027 and 2026 were lower than the U.S. federal statutory rate of 21% primarily due to tax benefits from foreign-derived deduction eligible income, income earned in jurisdictions that were subject to taxes at rates lower than the U.S. federal statutory tax rate, stock-based compensation, and the U.S. federal research tax credit.
Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Liquidity and Capital Resources

	Jul 26, 2026	Jan 25, 2026

	(In millions)
Cash and cash equivalents	$22,443	$10,605
Marketable debt securities	34,143	39,065
Cash, cash equivalents, and marketable debt securities	$56,586	$49,670

	Six Months Ended
	Jul 26, 2026	Jul 27, 2025

	(In millions)
Net cash provided by operating activities	$74,421	$42,779
Net cash used in investing activities	$(35,124)	$(12,343)
Net cash used in financing activities	$(27,459)	$(27,386)
Our fixed-income security investments include highly rated, diversified investment types and credit exposures with shorter maturities.
Cash provided by operating activities increased in the first half of fiscal year 2027 compared to the first half of fiscal year 2026 due to higher revenue, partially offset by an increase in accounts receivable due to extended payment terms on large multi-quarter agreements with certain investment-grade customers.
Cash used in investing activities increased in the first half of fiscal year 2027 compared to the first half of fiscal year 2026, primarily driven by higher investment purchases, partially offset by sales and maturities.
Cash used in financing activities was flat in the first half of fiscal year 2027 compared to the first half of fiscal year 2026, mainly due to higher share repurchases, dividends, and a payment related to Groq, Inc. in the first half of fiscal year 2027, offset by higher cash proceeds from debt issuance.
Liquidity
Our primary sources of liquidity include cash, cash equivalents, marketable debt and equity securities, and cash generated by our operations. As of July 26, 2026, we had $56.6 billion in cash, cash equivalents, and marketable debt securities as well as $42.8 billion of marketable equity securities. We believe that we have sufficient liquidity to meet our operating requirements for at least the next twelve months and for the foreseeable future, including our future obligations. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance future capital requirements and commitments.
Our marketable securities as of July 26, 2026, consist of publicly-held equity securities and debt securities issued by the U.S. government and its agencies. These marketable securities are primarily denominated in U.S. dollars. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
At the end of the first half of fiscal year 2027, substantially all of our cash, cash equivalents, and marketable debt securities held outside the U.S. were available for use in the U.S. without incurring additional U.S. federal income taxes.

The exception is approximately $1.7 billion, for which we have not accrued the related foreign or state taxes that repatriation would trigger. We made two federal income tax payments in the second quarter of fiscal year 2027, as compared with no estimated tax payments in the first quarter of fiscal year 2027.
Capital Return to Shareholders
In the second quarter and first half of fiscal year 2027, we repurchased 94 million and 203 million shares of our common stock for $19.7 billion and $39.8 billion, respectively.
On May 18, 2026, our Board of Directors approved an additional $80.0 billion in share repurchase authorization, without expiration. As of July 26, 2026, we were authorized, subject to certain specifications, to repurchase up to $99.3 billion of our common stock.
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
We paid cash dividends to our shareholders of $6.0 billion and $6.3 billion during the second quarter and first half of fiscal year 2027, respectively. On May 18, 2026, we increased our quarterly cash dividend from $0.01 per share to $0.25 per share.
The payment of future cash dividends is subject to our Board of Directors’ continuing determination that the declaration of dividends is in the best interests of our shareholders.
The U.S. Inflation Reduction Act of 2022 requires a 1% excise tax on certain share repurchases in excess of shares issued for employee compensation made after December 31, 2022. The excise tax is included in our share repurchase cost and was not significant for the second quarter and first half of fiscal year 2027.
Outstanding Indebtedness and Commercial Paper Program
In June 2026, we issued an aggregate of $25.0 billion of senior unsecured notes across seven tranches for general corporate purposes.
Our aggregate debt maturities as of July 26, 2026, by year payable, were as follows:

Jul 26, 2026

(In millions)
Due in one year	$1,000
Due in one to five years	15,000
Due in five to ten years	7,500
Due in greater than ten years	10,000
Unamortized debt discount and issuance costs	(134)
Net carrying amount	$33,366
Less short-term portion	1,000
Total long-term portion	$32,366
We have a commercial paper program to support general corporate purposes, pursuant to which we may issue unsecured paper notes, from time to time or all at once, up to $25.0 billion. As of July 26, 2026, no commercial paper was outstanding.
Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Material Cash Requirements and Other Obligations
For descriptions of our long-term debt and commitments and obligations used to secure supply to produce our products, procure data center infrastructure to support our research and development efforts, and provide certain guarantees to support our customers’ and partners’ buildouts of data center infrastructure, refer to Notes 8, 9, 10, and 14 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We expect to continue investing in our ecosystem. Refer to Note 6 for additional information regarding our non-marketable investments.

Unrecognized tax benefits were $5.0 billion, which included related interest and penalties of $503 million, and were recognized in non-current income tax payable as of July 26, 2026. We are unable to estimate the timing of any potential tax liability, interest payments, or penalties in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions. We are currently under examination by the Internal Revenue Service for our fiscal years 2023 and 2024. Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Other than the contractual obligations described in Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes outside the ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 25, 2026. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended January 25, 2026, for a description of our contractual obligations.
We have entered and may in the future enter into commitments, guarantees, and other commercial agreements, including long-term capacity purchase obligations, financial guarantees, and other forms of credit support and financing arrangements to support our customers’ and partners’ buildout of data center infrastructure. Financing arrangements with certain investment-grade customers, including extended payment terms under large, multi-quarter agreements, will continue to affect the timing of our operating cash flows.
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
In the first half of fiscal year 2027, we made additional investments in publicly-held equity securities and non-marketable equity securities that are subject to these risks, which could have a material impact on the carrying value of our holdings.
For a description of our investments, refer to Notes 5 and 6 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Foreign Exchange Rate Risk
The impact of foreign currency transactions related to foreign exchange rate risk is described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 25, 2026. As of July 26, 2026, there have been no material changes to the foreign exchange rate risks described as of January 25, 2026.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of July 26, 2026, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the second quarter of fiscal year 2027 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing a phased upgrade of our enterprise resource planning, or ERP, system to update our existing core financial systems. The ERP system is designed to accurately maintain our financial records used to report operating results. We will continue to evaluate each quarter whether there are changes that materially affect our internal control over financial reporting.
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
Part II. Other Information
Item 1. Legal Proceedings
Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of significant developments in our legal proceedings since January 25, 2026.
Item 1A. Risk Factors
Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 25, 2026 and Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2026.
Purchasing or owning NVIDIA securities involves investment risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 25, 2026, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2026, and below. Any one of those risks could harm our business, financial condition and results of operations or reputation, which could cause our stock price to decline. Additional risks, trends and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations or reputation.
Commitments, guarantees, and other commercial arrangements expose us to financial, counterparty and execution risks and may not provide anticipated benefits.
To support our operations and growth, we commit capital to secure supply and capacity, obtain cloud services, and lease data center capacity. These arrangements require substantial payments over many years. If future demand, our needs or plans differ from our expectations, we may be unable to reduce these commitments. Future demand may be affected by the ability of customers and partners, including those developing open models, to generate revenue and sustain investment in computing infrastructure.
To support our customers’ and partners’ buildout of AI infrastructure, we enter into commercial arrangements, including financial guarantees and other forms of credit support, financing arrangements, and data center leases.
Customers or partners may fail to fulfill their financial commitments, secure necessary capital or infrastructure, complete projects on schedule or within budget, or experience financial distress or insolvency. Power constraints, government actions or regulations, permitting delays, or community opposition may delay, restrict or prevent the development or operation of data centers. We may have limited control over these matters.
Financing arrangements with certain investment-grade customers, including extended payment terms under large, multi-quarter agreements, will continue to affect the timing of our operating cash flows. We intend to assign certain data center leases to third parties. Delays in completing these assignments could cause us to bear the related lease costs longer than anticipated.
We have entered into agreements with AI clouds to enable broader access to our data center infrastructure products. Under the agreements, if AI clouds do not successfully sell committed capacity to third-party customers, we have agreed to purchase that capacity. We may not have sufficient demand for, or the operational ability to use or resell, all the capacity we are committed to purchase. We may earn a share of revenue generated by sales of the supported capacity, but lower-than-expected AI compute demand or pricing may reduce the revenue we receive.
We have entered into guarantees with SB Energy relating to leases at the PORTS Technology Campus that may expose us to substantial obligations over extended periods. SB Energy may not complete or deliver the infrastructure as expected or on schedule, which may delay or reduce anticipated benefits. If OpenAI does not perform its obligations or becomes subject to an insolvency event, and a guarantee is triggered, we may assume the applicable lease, require the landlord to seek a replacement tenant, initiate a sale process or choose to pursue other remedies. A replacement tenant or buyer may not be found on acceptable terms or timing, any replacement lease or sale may generate less value than anticipated, and our obligations may continue longer than expected. We may assume long-term lease obligations, incur ongoing lease-related costs or make substantial payments. Although OpenAI has agreed to reimburse and indemnify us for certain losses, we may not recover amounts promptly or in full.
In August 2026, we entered into memoranda of understanding with large capital providers regarding independent financing platforms through which the providers would raise and deploy third-party capital for the buildout of AI infrastructure. These and other preliminary arrangements may not lead to definitive agreements.
Any of these risks may adversely affect our business, financial condition, results of operations or cash flows.
We are subject to complex laws, rules, regulations, and political and other actions, including restrictions on the export of our products, which may adversely impact our business.
We are subject to laws and regulations domestically and worldwide, affecting our operations in areas including, but not limited to, IP ownership and infringement; taxes; import and export requirements and tariffs; anti-corruption, including the Foreign Corrupt Practices Act; business acquisitions; foreign exchange controls and cash repatriation restrictions; foreign ownership and investment; data privacy requirements; competition and antitrust; investing; advertising; employment; product regulations; cybersecurity; environmental, health, and safety requirements; the responsible use of AI; sustainability; cryptocurrency; and consumer laws. Compliance with such requirements can be onerous and expensive, could impact our competitive position, and may negatively impact our business operations and ability to manufacture and ship our products. There can be no assurance that our employees, contractors, suppliers, customers or agents will not violate applicable laws or the policies, controls, and procedures that we have designed to help ensure compliance with such laws, and violations could result in fines, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Changes to the laws, rules and regulations to which we are subject, or changes to their interpretation and enforcement, could lead to materially greater compliance and other costs, and/or further restrictions on our ability to manufacture and supply our products and operate our business. For example, we may face increased compliance costs as a result of changes or increases in antitrust legislation, regulation, administrative rule making, increased focus from regulators on cybersecurity vulnerabilities and risks. Our business is facing increased interest from regulators worldwide, including the European Union, the United States, the United Kingdom, South Korea, Japan, and China. For example, the French Competition Authority is questioning whether gaming GPUs and data center GPUs are separate product categories, an inquiry that may impact the export controls applicable to gaming products sold in France and Europe. We have also received, and continue to receive, broad requests for information from competition regulators in the European Union, the United States, the United Kingdom, China, and South Korea regarding our sales of GPUs and other NVIDIA products, our efforts to allocate supply, foundation models and our investments, partnerships and other agreements with companies developing foundation models, the markets in which we compete and our competition, our strategies, roadmaps, and efforts to develop, market, and sell hardware, software, and system solutions, and our agreements with customers, suppliers, and partners. We expect to receive additional requests for information in the future. Such requests have been and are likely to be expensive and burdensome and could negatively impact our business and our relationships with customers, suppliers, and partners.
Governments and regulators are also considering, and in certain cases, have imposed restrictions on the hardware, software, and systems used to develop frontier foundation models and generative AI. For example, the EU AI Act became effective on August 1, 2024 and will be fully applicable after a multi-year transitional period. The EU AI Act may impact our ability to train, deploy, or release AI models in the EU. Several states are considering enacting or have already enacted regulations concerning AI technologies, with new state laws that took effect on January 1, 2026, which may impact our ability to train, deploy, or release AI models and systems, including those capable of autonomous action, and increase our compliance costs. Restrictions under these and any other regulations, if implemented, could increase the costs and burdens to us and our customers, delay or halt deployment of new systems using our products, and reduce the number of new entrants and customers, negatively impacting our business and financial results. Revisions to laws or regulations or their interpretation and enforcement could also result in increased taxation, trade sanctions, the imposition of or increase to import duties or tariffs, restrictions and controls on imports or exports, or other retaliatory actions, which could have an adverse effect on our business plans or impact the timing of our shipments. Additionally, changes in the public perception of governments in the regions where we operate or plan to operate could negatively impact our business and results of operations.
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
Export controls have and could in the future disrupt our supply chain and distribution channels, negatively impacting our ability to serve demand, including in markets outside China and for our non-data center products. The possibility of additional export controls has negatively impacted and may in the future negatively impact demand for our products, benefiting competitors that offer alternatives less likely to be restricted by further controls. Repeated changes in the export control rules are likely to impose compliance burdens on our business and our customers, negatively and materially impacting our business. Complex U.S. export rules have already and are likely in the future to result in inquiries and investigations from foreign governments regarding sales of our products, subjecting our business, employees, and customers to increased burdens, disruption and risk.
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
In October 2023, the USG announced new and updated licensing requirements for exports to China and Country Groups D:1, D:4, and D:5 (including but not limited to, Saudi Arabia, the United Arab Emirates, and Vietnam, but excluding Israel) of our products exceeding certain performance thresholds, including, but not limited to, the A100, A800, H100, H800, L4, L40, L40S, RTX 4090, GB200 NVL72, and B200. The licensing requirements also apply to the export of products exceeding certain performance thresholds to a party headquartered in, or with an ultimate parent headquartered in, Country Group D5, including China.
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
Beginning in August 2025, the USG granted licenses that would have allowed us to ship certain H20 products to certain China-based customers, but such sales were restricted by the PRC government, and we were unable to sell our H20 inventory.
Beginning in February 2026, the USG granted licenses that would allow us to ship small amounts of H200 products to specific China-based customers, but such sales were restricted by the PRC government, and we have been unable to sell all the products for which we have licenses. During the first half of fiscal year 2027, we incurred a $0.4 billion charge associated with H200 for excess inventory and purchase obligations, as the demand for H200 products diminished. After incurring that charge, we have made a fraction of the allowed shipments under the USG’s H200 licensing program. Those shipments account for less than 1% of Data Center revenue in our most recent quarter. The licenses require that the H200s go through an inspection process in the United States prior to any shipment to the customer. As a result, any H200s shipped under the new licensing program are subject to a 25% tariff upon importation into the United States. We have been unable to pass along any of the tariff to our customers, and do not anticipate doing so in the event we are able to sell licensed products into the China market.
The export controls applicable to China are complex and address a variety of parameters, including the total processing performance of a chip, the “performance density” of a chip, the interconnect bandwidth of a chip, and the memory bandwidth of a chip. Under the current rules and geopolitical landscape, we are unable to create and deliver a competitive product for wide distribution in China’s data center market with the approval from both the USG and the Chinese government. As of the end of the second quarter of fiscal year 2027, while we were able to ship uncontrolled products to China, such as gaming and workstation GPUs, we were effectively foreclosed from competing in China’s data center computing/compute market, and our effective foreclosure from the China market helped our competitors build larger developer and customer ecosystems to challenge us worldwide. Unless we are able to return with a data center system that meets the approval of both the USG and the Chinese government, our lost opportunity and the benefit to our competitors will have a material and adverse impact on our business, operating results, and financial condition.
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
Open-source foundation models are rapidly growing in popularity with developers worldwide. The demand for open-source foundation models and applications promotes use of our products worldwide. Any regulatory control or other restriction that limits our ability to provide products and services that support third-party applications and models, including applications built on foundation models originating in China such as DeepSeek, Qwen, or Kimi, could have a material impact on our business, operating results, and financial condition.
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
Our indebtedness may adversely affect our financial condition and cash flows from operations.
As of July 26, 2026, we had $33.5 billion aggregate principal amount of senior notes outstanding. As each series of senior notes matures, unless redeemed or repurchased, we must either repay or refinance the notes. If we decide to refinance, we may receive less favorable terms or be unable to refinance at all, which may adversely affect our financial condition. We also have a $25.0 billion commercial paper program with no amounts outstanding as of July 26, 2026.
Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could cause us to dedicate a substantial portion of our cash flows from operations towards debt service obligations and principal repayments; increase our vulnerability to adverse changes in general economic, industry and competitive conditions; limit our flexibility in responding to changes in our business and industry; impair our ability to obtain future financing; and restrict our ability to grant liens on property, enter into certain mergers and dispose of assets.
Our ability to comply with the covenants in our indenture may be affected by events beyond our control. If we breach any of the covenants without a waiver from the note holders, then, subject to applicable cure periods, any such indebtedness may be declared immediately due and payable. In addition, changes to our credit rating may negatively impact the value and liquidity of our securities, restrict our ability to obtain future financing and affect the terms of any such financing.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
We repurchased 94 million and 203 million shares of our common stock for $19.7 billion and $39.8 billion during the second quarter and first half of fiscal year 2027, respectively.
On May 18, 2026, our Board of Directors approved an additional $80.0 billion in share repurchase authorization, without expiration. As of July 26, 2026, we were authorized, subject to certain specifications, to repurchase up to $99.3 billion of our common stock.

We paid cash dividends to our shareholders of $6.0 billion and $6.3 billion during the second quarter and first half of fiscal year 2027, respectively. On May 18, 2026, we increased our quarterly cash dividend from $0.01 per share to $0.25 per share.
The payment of future cash dividends is subject to our Board of Directors’ continuing determination that the declaration of dividends is in the best interests of our shareholders.
The following table presents details of our share repurchase transactions during the second quarter of fiscal year 2027:

Period	Total Number of Shares Purchased (In millions)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (In millions)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In billions)
April 27, 2026 - May 24, 2026	28.7	$214.32	28.7	$112.7
May 25, 2026 - June 21, 2026	7.2	$211.29	7.2	$111.1
June 22, 2026 - July 26, 2026	58.5	$202.40	58.5	$99.3
Total	94.4		94.4
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
Employee Equity Incentive Program Share Withholding
We withhold shares of our common stock associated with net share settlements to cover tax withholding obligations of awards under our employee equity incentive program. During the second quarter and first half of fiscal year 2027, we withheld approximately 12 million and 23 million shares, respectively, for a total value of $2.4 billion and $4.5 billion, respectively, through net share settlements.
Recent Sales of Unregistered Securities and Use of Proceeds
On May 15, 2026, we acquired a company and issued to key employees a total of 926,447 shares of our common stock, valued at approximately $209 million based on our closing stock price on the issuance date.
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
Item 5. Other Information
The following members of our Board of Directors and/or officers adopted, modified, or terminated a trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a Rule 10b5-1 Trading Arrangement:

Name	Title of Director or Officer	Action	Date	Total Shares of Common Stock to be Sold	Expiration Date
Aarti Shah	Director	Adoption	5/22/2026	6,500	5/29/2027
Timothy S. Teter	Executive Vice President, General Counsel and Secretary	Adoption	5/22/2026	547,942 and any future equity awards*	12/13/2027
Colette M. Kress	Executive Vice President and Chief Financial Officer	Adoption	6/16/2026	375,439**	12/14/2027
* Includes 367,942 shares from future vests of equity awards, assuming the maximum number of shares issuable under performance-based equity awards where performance is yet to be certified, as well as shares from vests of any future equity grants awarded during the term of the plan. The actual number of shares to be sold will be net of shares withheld by the Company for taxes.

** Represents shares from future vests of equity awards, assuming the maximum number of shares issuable under performance-based equity awards where performance is yet to be certified. The actual number of shares to be sold will be net of shares withheld by the Company for taxes.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	Exhibit	Filing Date
4.1	Officers’ Certificate, dated as of June 18, 2026.	8-K	4.2	6/18/2026
4.2	Form of 2028 Note	8-K	Annex A to Exhibit 4.2	6/18/2026
4.3	Form of 2029 Note	8-K	Annex B to Exhibit 4.2	6/18/2026
4.4	Form of 2031 Note	8-K	Annex C to Exhibit 4.2	6/18/2026
4.5	Form of 2033 Note	8-K	Annex D to Exhibit 4.2	6/18/2026
4.6	Form of 2036 Note	8-K	Annex E to Exhibit 4.2	6/18/2026
4.7	Form of 2046 Note	8-K	Annex F to Exhibit 4.2	6/18/2026
4.8	Form of 2056 Note	8-K	Annex G to Exhibit 4.2	6/18/2026
10.1*^	Form of Residual Value Guaranty
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.
^ Certain terms of this agreement have been redacted in accordance with Regulation S-K Item 601(b)(10) and certain schedules have been omitted in accordance with Regulation S-K Item 601(a)(5).
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
Date: August 26, 2026

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)